Form 10-Q
period 1995-06-30
ALPHAREL INC /CA/
filed 1995-08-14
CIK 813747

                                    FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1995

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15935

                                  ALPHAREL, INC.
                                  --------------
               (Exact name of registrant as specified in its charter)

          CALIFORNIA                                    95-3634089
-------------------------------                      ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                   9339 CARROLL PARK DRIVE, SAN DIEGO, CA 92121
                   --------------------------------------------
               (Address of principal executive offices and zip code)

                                  (619) 625-3000
                 --------------------------------------------------
                (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES    X              NO
                             -------               ------

Number of shares of Common Stock outstanding
at July 31, 1995:   14,046,347
                  --------------

Number of Sequentially Numbered Pages:   12
                                       -------
Exhibit Index at Page   11
                      ------
                                      1

                                ALPHAREL, INC.

                                    INDEX

                                                                  PAGE NUMBER

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                         Consolidated Balance Sheet                    3

                         Consolidated Statement of Operations          4

                         Consolidated Statement of Cash Flows          5

                         Notes to the Consolidated Financial
                         Statements                                    6

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                            7

PART II.         OTHER INFORMATION                                    10

                                 ALPHAREL, INC.

                         PART 1.  FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEET

                                    ASSETS

                                                         June 30, 1995        December 31, 1994
                                                         -------------        -----------------
                                                         (unaudited)
Current assets:
     Cash and cash equivalents                            $ 2,152,000         $1,036,000
     Short term investments                                   450,000          1,585,000
     Short term investments, restricted                       225,000            219,000
     Receivables, net                                       3,037,000          2,973,000
     Inventory, net                                           475,000            726,000
     Other current assets                                     537,000            373,000
                                                          -----------          ---------
          Total current assets                              6,876,000          6,912,000

Property and equipment, net                                   779,000            770,000
Computer software, net                                      1,641,000          1,336,000
Deposits and other assets                                     829,000            753,000
                                                          -----------         ----------
          Total assets                                   $ 10,125,000         $9,771,000
                                                         ============         ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable to bank                                $     31,000         $   59,000
     Accounts payable                                         961,000            959,000
     Accrued liabilities                                      701,000            750,000
     Deferred revenue                                         328,000            419,000
     Payable to former Optigraphics shareholders               21,000            192,000
     Notes payable to former Optigraphics shareholders      1,734,000          1,734,000
                                                          -----------         ----------
          Total current liabilities                         3,776,000          4,113,000

Commitments and contingencies

Shareholders' equity:
     Common stock, 20,000,000 shares authorized;
         14,003,347 and 13,740,847 issued and
         outstanding, respectively                         43,142,000         43,103,000
     Accumulated deficit                                  (36,793,000)       (37,445,000)
                                                          -----------        -----------
         Total shareholders' equity                         6,349,000          5,658,000
                                                          -----------        -----------
         Total liabilities and shareholders' equity       $10,125,000        $ 9,771,000
                                                          ===========        ===========

              See accompanying notes to the consolidated financial statements

                                  ALPHAREL, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                       (In thousands except per share data)

                                           For the three months      For the six months
                                              ended June 30,           ended June 30,
                                           --------------------      ------------------
                                           1995            1994      1995          1994
                                           ----            ----      ----          ----
Revenues                                  $ 3,351        $ 2,315    $ 6,502       $ 4,926

Cost of revenues                            1,422          1,072      3,114         2,374
                                          -------        -------    -------       -------
Gross profit                                1,929          1,243      3,388         2,552
                                          -------        -------    -------       -------
Operating expenses:
    Research and development                  335            215        560           432
    Marketing and sales                       778            685      1,471         1,307
    General and administrative                399            262        721           529
                                          -------        -------     ------       -------
    Total operating expenses                1,512          1,162      2,752         2,268
                                          -------        -------     ------       -------
Income from operations                        417             81        636           284

Interest and other income                      36             50         70            95
Interest and other expense                    (26)           (30)       (54)          (61)
                                          -------         ------     ------       -------
Income before taxes                           427            101        652           318

Provision for taxes                             -              -          -             -
                                          -------         ------     ------       -------
Net income                                $   427         $  101     $  652       $   318
                                          =======         ======     ======       =======
Net income per share                      $   .03         $  .01     $  .05       $   .02
                                          =======         ======     ======       =======
Weighted average shares                    14,068         14,073     14,066        14,065
    outstanding

                See accompanying notes to the consolidated financial statements.
                                       4

                                 ALPHAREL, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                          For the six months
                                                            ended June 30,
                                                         ---------------------
                                                         1995             1994
                                                        --------        --------
Cash flow from operating activities:
    Net income                                          $ 652,000       $ 318,000
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                  335,000         288,000
    Changes in assets and liabilities:
        Receivables                                       (64,000)       (247,000)
        Inventory                                         251,000         (31,000)
        Other assets                                     (292,000)       (138,000)
        Accounts payable                                    2,000         (21,000)
        Accrued liabilities                               (49,000)       (504,000)
        Billings in excess of cost                              -        (173,000)
        Deferred revenue                                  (91,000)       (382,000)
                                                         --------        --------
Net cash provided by (used in) operating activities       744,000        (890,000)
                                                         --------        --------

Cash flows from investing activities:
     Increase in short term investments                         -        (381,000)
     Short term investments maturing                    1,129,000               -
     Purchases of property and equipment                 (186,000)       (145,000)
     Proceeds from sale of property and equipment           4,000               -
     Purchases of software                                (11,000)       (141,000)
     Computer software capitalized                       (404,000)       (347,000)
     Cash paid to former Optigraphics shareholders       (171,000)       (132,000)
                                                         --------        --------
Net cash provided by (used in) investing activities       361,000      (1,146,000)
                                                         --------       ---------

Cash flows from financing activities:
     Principal payments under capital lease obligations         -         (65,000)
     Principal payments under note payable                (28,000)        (33,000)
     Proceeds from exercise of stock options               39,000          22,000
                                                         --------        --------
Net cash provided by (used in) financing activities        11,000         (76,000)
                                                         --------        --------
Net increase (decrease) in cash and cash equivalents    1,116,000      (2,112,000)

Cash and cash equivalents at beginning of period        1,036,000       3,373,000
                                                        ---------       ---------
Cash and cash equivalents at end of period             $2,152,000      $1,261,000
                                                       ==========      ==========

            See accompanying notes to the consolidated financial statements.

                               ALPHAREL, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying consolidated balance sheet of Alpharel, Inc. (the "Company") as of June 30, 1995 and the consolidated statement of operations and of cash flows for the three and six month periods ended June 30, 1995 and 1994 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the financial position and the results of operations for the periods presented.

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 2 - NET INCOME PER SHARE

   Net income per share is computed on the basis of weighted average shares and common stock equivalent shares outstanding for each period presented, if dilutive.

NOTE 3 - INVENTORY

   Inventory consists of parts, supplies, and subassemblies stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of June 30, 1995 and December 31, 1994, the Companys reserve against excess quantities totaled $2,279,000 and $2,323,000, respectively.

NOTE 4 - NOTE PAYABLE

   At June 30, 1995, the Company had an outstanding note payable to a bank having a principal balance of $31,000, payable in monthly installments of $5,000 plus interest at prime plus 1.35% (10.35% at June 30, 1995). Under the terms of the agreement with the bank, the Company is required to maintain a minimum of $200,000 on deposit with the bank securing the note payable.

   At June 30, 1995, the Company has outstanding notes payable to former Optigraphics shareholders having a principal balance of $1,734,000. The notes were issued as part of the total consideration paid in connection with the acquisition of Optigraphics Corporation. The principal balance is payable on September 24, 1995 with interest payable quarterly at 6% per annum. The notes are subject to offset for certain indemnification obligations of Optigraphics shareholders.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE, 1994.


Revenue

   Revenue for the three and six months ended June 30, 1995 was $3,351,000 and $6,502,000, respectively, as compared to $2,315,000 and
$4,926,000 for the three and six months ended June 30, 1994. The increase of 45% and 32%, respectively, in revenue for the three and six months ended June 30, 1995 is primarily due to revenues generated from significant new system sales.

   For the three and six months ended June 30, 1995 revenue consisted of new system revenue of $1,841,000 (55%) and $3,566,000 (55%), respectively, and revenue related to system enhancements, expansion and maintenance of $1,510,000 (45%) and $2,936,000 (45%), respectively. This compares to 1994 revenue of $747,000 (32%) and $1,897,000 (39%), respectively, in new system revenue and revenue related to system enhancements, expansion and maintenance of $1,568,000 (68%) and $3,029,000 (61%), respectively. The difference from 1994 to 1995 is primarily due to the fact that in 1995 the Company sold over 20 new systems, while in 1994 a higher percentage of revenue was generated from system expansions.

   A small number of customers have typically accounted for a large percentage of the Company's annual revenue. In the first six months of 1995, one customer accounted for 13% of total revenue. During the first six months of 1994, two customers accounted for 15% and 10% of total revenue. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations, particularly in light of the current prevailing adverse general economic conditions, which have adversely affected certain industries, including aerospace and defense-related manufacturing, in which many of the Company's principal customers operate. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers. The addition of over 20 new systems has reduced the Companys dependence on a small number of customers. As additional new systems are installed the future dependence on new system sales will continue to decrease.


Gross Profit

   Gross profit was $1,929,000 or 58% and $3,388,000 or 52% for the three and six months ended June 30, 1995. For the comparable periods in 1994, gross profit was $1,243,000 or 54% and $2,552,000 or 52%, respectively. During the second quarter of 1995 the significant increase in gross profit was attributable to a higher percentage of software sales as opposed to 1994. Gross profit percentage can fluctuate quarterly based on the revenue mix of Company software, services, proprietary hardware, and third party software or hardware. Third party products are resold at a lower gross profit percentage in order for the Company to remain competitive in the market place.

Operating Expenses

   Research and development expense for the three and six months ended
June 30, 1995 was $335,000 and $560,000 versus $215,000 and $432,000 for the same periods in the prior year. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. For the three and six months ended June 30, 1995, technical expense included in cost of revenues was $510,000 and $1,123,000, respectively, versus $530,000 and $1,166,000, respectively, for the same period last year.

   Marketing expense for the three and six months ended June 30, 1995 was $778,000 and $1,471,000 as compared to $685,000 and $1,307,000 for the three and six months ended June 30, 1994. The increase in 1995 is primarily due to additional sales and support personnel hired. During the first half of 1995, the Company opened two new sales offices, resulting in additional sales offices across the United States. An office was opened in Detroit in January and Chicago in May.

   General and administrative expense for the three and six months ended June 30, 1995 increased to $399,000 and $721,000 from $262,000 and
$529,000 for the three and six months ended June 30, 1994. The increase in general and administrative expense was due primarily to costs associated with three additional personnel as compared to 1994.


Interest and Other Income

   Interest and other income was $36,000 and $70,000 for the three and six months ended June 30, 1995 as compared to $50,000 and $95,000 in the prior year. The decrease is due primarily to reduced interest income resulting from lower short term investment balances during the first half of 1995 versus 1994.


LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1995, the Company's cash and cash equivalents totaled $2,152,000 as compared to $1,036,000 at December 31, 1994. Short term investments were $675,000 at June 30, 1995 versus $1,804,000 at December 31, 1994. Short term investments are comprised primarily of certificates of deposit and treasury bills. At June 30, 1995, the Company's current ratio was nearly 2 to 1.

   For the first six months of 1995, the Company generated cash of $744,000 in operating activities, $361,000 in investing activities, and $11,000 in financing activities. During the first six months of 1994, the Company used cash of $890,000 in operating activities. The Company used $1,146,000 in investing activities, with $76,000 used in financing activities.

   In the past, the Company has generally limited the number of contracts sought from customers requiring substantial bonds or deposits; however, such bonds or deposits are often required by state and local governments, and occasionally by other types of potential customers. Bond or deposit amounts required are generally a percentage of the total contract price. Such bonds or deposits generally must remain in place from the award of the contract until acceptance of the work performed, which in the absence of a dispute typically occurs within six to nine months after award of the contract. The Company does not expect that the posting of such bonds or deposits in the future will have a material adverse effect on the Company's ability to meet its needs for liquidity and working capital.

   In September 1993, the Company acquired Optigraphics Corporation.
As part of the transaction, the Company issued notes due in September 1995 totaling $1,734,000 with interest payable quarterly at 6% per annum. The Company believes working capital and funds generated from operations will be sufficient to meet the principal balances due at expiration. However, the Company will explore all of its options for additional financing before the due date of the principal balance of the notes. From a total operations standpoint, the Company believes that current working capital and funds generated from operations will be adequate to meet expected needs for working capital and capital expenditures over the next twenty four months.


Net Operating Loss Tax Carryforwards

   As of December 31, 1994, the Company had a net operating loss carryforward ("NOL") for Federal income tax purposes of $36,400,000. In addition, the Company generated but has not used research and investment tax credits for Federal income tax purposes of approximately $600,000. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes. The Company's ability to utilize any NOL and credit carryforwards in future years may be restricted, however, in the event the Company undergoes an "ownership change," generally defined as a more than 50 percentage point change of ownership by one or more statutorily defined "5-percent stockholders" of a corporation, as a result of future issuances or transfers of equity securities of the Company within a three-year testing period. In the event of an ownership change, the amount of NOL attributable to the period prior to the ownership change that may be used to offset taxable income in any year thereafter generally may not exceed the fair market value of the Company immediately before the ownership change (subject to certain adjustments) multiplied by the applicable long-term, tax-exempt rate announced by the Internal Revenue Service in effect for the date of the ownership change. A further limitation would apply to restrict the amount of state NOL and credit carryforwards that might be used in any year after the ownership change. As a result of these limitations, in the event of an ownership change, the Company's ability to use its NOL and credit carryforwards in future years may be delayed and, to the extent the carryforward amounts cannot be fully utilized under these limitations within the carryforward periods, these carryforwards will be lost. Accordingly, the Company may be required to pay more Federal income taxes or to pay such taxes sooner than if the use of its NOL and credit carryforwards were not restricted.

   Over the past three years the Company has issued equity securities through a unit offering in connection with the Optigraphics acquisition in September 1993, and through traditional stock option grants to employees. This activity, combined with the liquidity available to stockholders as a result of the Companys common stock trading on the NASDAQ National Market System, increases the potential for an "ownership change" for income tax purposes.

                      PART II.   OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

   The Annual Meeting of Shareholders was held June 15, 1995. At the meeting, the shareholders approved the election of the following individuals as directors who will hold office until the next annual meeting: Walter F. Bauer, Robert T. Bruce, Stephen P. Gardner, D. Ross Hamilton, Michael J. McGovern, and Larry D. Unruh.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)    Exhibits - See Exhibit Index on Page 11.

         (b) There were no reports on Form 8-K filed for the three months ended June 30, 1995.



                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ALPHAREL, INC.



                                 By:     /s/ John W. Low
                                         _____________________________________
                                         John W. Low
                                         Chief Financial Officer



                                 Dated:  August 11, 1995
                                         _____________________________________

                              EXHIBIT INDEX


   Exhibit                                                 Page Number
   -------                                                 -----------

     11            Statement Re Computation of                  12
                   Net Income Per Share