Form 10-Q
period 1995-09-30
ALPHAREL INC /CA/
filed 1995-10-20
CIK 813747

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

Commission File Number 0-15935


                                 ALPHAREL, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


     CALIFORNIA                                                  95-3634089
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)



                  9339 CARROLL PARK DRIVE, SAN DIEGO, CA 92121
              -----------------------------------------------------
              (Address of principal executive offices and zip code)


                                 (619) 625-3000
               ---------------------------------------------------
               (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   YES   X        NO
                                       -----         -----


Number of shares of Common Stock outstanding
at October 16, 1995:    14,082,347
                      -------------------

Number of Sequentially Numbered Pages:   13
                                        ----
Exhibit Index at Page   12
                       ----

                                 ALPHAREL, INC.

                                      INDEX


                                                                 PAGE NUMBER
                                                                 -----------
PART I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements


                    Consolidated Balance Sheet                      3


                    Consolidated Statement of Operations            4


                    Consolidated Statement of Cash Flows            5


                    Notes to the Consolidated Financial
                    Statements                                      6


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                           8



PART II.            OTHER INFORMATION                              11

                                 ALPHAREL, INC.

                         PART 1.  FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                 SEPTEMBER 30, 1995   DECEMBER 31, 1994
                                                                 ------------------   -----------------
                                                                      (unaudited)
Current assets:
     Cash and cash equivalents                                      $    2,246,000       $ 1,036,000
     Short term investments                                                450,000         1,585,000
     Short term investments, restricted                                          -           219,000
     Receivables, net                                                    3,559,000         2,973,000
     Inventory, net                                                        405,000           726,000
     Other current assets                                                  564,000           373,000
                                                                    --------------      ------------
          Total current assets                                           7,224,000         6,912,000

Property and equipment, net                                                935,000           770,000
Computer software, net                                                   1,923,000         1,336,000
Other assets                                                             1,026,000           753,000
                                                                    --------------      ------------
          Total assets                                              $   11,108,000      $  9,771,000
                                                                    --------------      ------------
                                                                    --------------      ------------
                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $    1,032,000      $    959,000
     Accrued liabilities                                                   815,000           750,000
     Payable to former Optigraphics shareholders                            21,000           192,000
     Notes payable to former Optigraphics shareholders                   1,634,000         1,734,000
     Billings in excess of cost                                             22,000                 -
     Deferred revenue                                                      255,000           419,000
     Note payable                                                          200,000            59,000
                                                                    --------------      ------------
          Total current liabilities                                      3,979,000         4,113,000

Long term note payable                                                     500,000                 -

Commitments

Shareholders' equity:
     Common stock, 20,000,000 shares authorized;
          14,082,347 and 13,740,847 issued and
          outstanding, respectively                                     43,193,000        43,103,000
     Accumulated deficit                                               (36,564,000)      (37,445,000)
                                                                    --------------      ------------
          Total shareholders' equity                                     6,629,000         5,658,000
                                                                    --------------      ------------
          Total liabilities and shareholders' equity                $   11,108,000      $  9,771,000
                                                                    --------------      ------------
                                                                    --------------      ------------


         See accompanying notes to the consolidated financial statements

                                 ALPHAREL, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                        (In thousands except per share data)



                                            For the three months       For the nine months
                                            ended September 30,        ended September 30,
                                            --------------------       -------------------
                                             1995          1994          1995        1994
                                             ----          ----          ----        ----
Revenue                                   $  3,127     $  2,002       $  9,629    $  6,928

Cost of revenue                              1,276        1,127          4,390       3,501
                                          --------     --------       --------    --------
Gross profit                                 1,851          875          5,239       3,427
                                          --------     --------       --------    --------

Operating expenses:
     Research and development                  326           58            886         490
     Marketing and sales                       942          647          2,413       1,954
     General and administrative                357          286          1,078         815
                                          --------     --------       --------    --------
     Total operating expenses                1,625          991          4,377       3,259
                                          --------     --------       --------    --------

Income (loss) from operations                  226         (116)          862          168

Interest and other income                       31           78            101         173
Interest and other expense                     (28)         (25)           (82)        (86)
                                          --------     --------       --------    --------
Income (loss) before taxes                     229          (63)           881         255

Provision for taxes                              -            -              -           -
                                          --------     --------       --------    --------
Net income (loss)                         $    229     $    (63)      $    881    $    255
                                          --------     --------       --------    --------
                                          --------     --------       --------    --------
Net income (loss) per share               $    .02     $      -       $    .06    $    .02
                                          --------     --------       --------    --------
                                          --------     --------       --------    --------

Weighted average shares outstanding         14,993       13,743         14,364      13,958


               See accompanying notes to the consolidated financial statements.

                                 ALPHAREL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                            For the nine months
                                                                            ended September 30,
                                                                            ----------------------
                                                                            1995             1994
                                                                            ----             ----
Cash flows from operating activities:
     Net income (loss)                                                   $   881          $   255
     Adjustments to reconcile net income to
          net cash provided by (used in) operating activities:
     Depreciation and amortization                                           508              440
     Changes in assets and liabilities:
          Receivables                                                       (586)            (468)
          Inventory                                                          321               22
          Other assets                                                      (593)            (223)
          Accounts payable                                                    73               28
          Accrued liabilities                                                 65             (897)
          Billings in excess of costs                                         22             (231)
          Deferred revenue                                                  (164)            (495)
                                                                         -------          -------
Net cash provided by (used in) operating activities                          527           (1,569)
                                                                         -------          -------
Cash flows from investing activities:
     Short term investments maturing                                       1,354              250
     Purchases of property and equipment                                    (448)            (187)
     Proceeds from sale of property and equipment                              4                -
     Purchases of software                                                   (67)            (154)
     Computer software capitalized                                          (720)            (642)
     Cash paid to former Optigraphics shareholders                          (171)            (130)
                                                                         -------          -------
Net cash used in investing activities                                        (48)            (863)
                                                                         -------          -------
Cash flows from financing activities:
     Principal payments under capital lease obligations                        -              (72)
     Principal payments under note payable to bank                           (59)             (47)
     Net borrowings under revolving loan agreement                           700                -
     Retirement of note payable to former Optigraphics shareholder             -              (36)
     Proceeds from exercise of stock options                                  90               26
                                                                         -------          -------

Net cash provided by (used in) financing activities                          731             (129)
                                                                         -------          -------
Net increase (decrease) in cash and cash equivalents                       1,210           (2,561)

Cash and cash equivalents at beginning of period                           1,036            3,373
                                                                         -------          -------
Cash and cash equivalents at end of period                               $ 2,246          $   812
                                                                         -------          -------
                                                                         -------          -------
Supplemental cash flow information:
     Interest paid                                                       $    83          $    85
                                                                         -------          -------
                                                                         -------          -------
Schedule of noncash financing activity:
     Indemnification obligations applied against notes payable to
          former Optigraphics shareholders                               $   100          $     -
                                                                         -------          -------
                                                                         -------          -------


        See accompanying notes to the consolidated financial statements.

                                 ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated balance sheet of Alpharel, Inc. (the "Company") as of September 30, 1995 and the consolidated statement of operations and of cash flows for the three and nine month periods ended September 30, 1995 and 1994 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.


NOTE 2 - NET INCOME PER SHARE

     Net income (loss) per share is computed on the basis of weighted average shares and common stock equivalent shares outstanding for each period presented, if dilutive.


NOTE 3 - INVENTORY

     Inventory consists of parts, supplies, and subassemblies stated at the lower of cost or market value. Cost is determined using the first-in, first-out
(FIFO) method. As of September 30, 1995 and December 31, 1994, the Company's reserve against excess quantities totaled $2,119,000 and $2,323,000, respectively.


NOTE 4 - BALANCE SHEET INFORMATION

                                                        SEPTEMBER 30,      DECEMBER 31,
                                                        -------------      ------------
                                                              1995              1994
                                                              ----              ----

OTHER CURRENT ASSETS:

     Current portion of net sales lease receivable       $    77,000
     Prepaid maintenance contracts                           154,000       $   54,000
     Prepaid expenses and other                              333,000          319,000
                                                         -----------       ----------
          Total                                          $   564,000       $  373,000
                                                         -----------       ----------
                                                         -----------       ----------
OTHER ASSETS:

     Long term portion of net sales lease receivable     $   330,000
     Goodwill, net                                           320,000       $  369,000
     Other intangible assets, net                             90,000          106,000
     Other                                                   286,000          278,000
                                                         -----------       ----------
          Total                                          $ 1,026,000       $  753,000
                                                         -----------       ----------
                                                         -----------       ----------
ACCRUED LIABILITIES:

     Employee compensation and related expenses          $   287,000       $  113,000
     Accrued vacation                                        247,000          215,000
     Deferred rent                                           170,000          184,000
     Other                                                   111,000          238,000
                                                         -----------       ----------
          Total                                          $   815,000       $  750,000
                                                         -----------       ----------
                                                         -----------       ----------

NOTE 5 - NOTES PAYABLE

     In September 1995, the Company entered into a revolving loan and security agreement, which provides for borrowings of up to $1,000,000, for refinancing notes payable to former Optigraphics shareholders and to finance capital equipment and software purchases. At September 30, 1995, $700,000 was outstanding on the revolving loan agreement and $300,000 was unused. The maximum credit available under this facility declines by $200,000 in September of each year hereafter. The loan balance is payable in monthly installments of $16,667 with interest at the rate of the 30-day Commercial Paper Rate plus 2.95% (8.78% at September 30, 1995). Total borrowings under the revolving loan agreement are collateralized by the Company's assets.

     At September 30, 1995, the Company has outstanding notes payable to former Optigraphics shareholders having a principal balance of $1,634,000. The notes which had interest payable quarterly at 6% per annum were issued as part of the total consideration paid in connection with the acquisition of Optigraphics Corporation. The principal balance was due September 24, 1995, upon presentation of the notes by former Optigraphics shareholders in accordance with the agreement. At September 30, 1995, no notes have been presented for payment.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER, 1994.

Revenue

     Revenue for the three and nine months ended September 30, 1995 was $3,127,000 and $9,629,000, respectively, as compared to $2,002,000 and
$6,928,000 for the three and nine months ended September 30, 1994. The increase of 56% and 39%, respectively, in revenue for the three and nine months ended September 30, 1995 is primarily due to revenues generated from new system sales. The Company's increased system sales resulted primarily from increased demand for imaging systems in the marketplace which management believes is due to the reduction in the cost of client servers and workstations which, combined with imaging software, has brought about a more cost effective solution to customers. Revenue derived from new systems varies depending on number of users, features and complexity of the system. Revenue fluctuations will vary based on the demands for and timing of new system orders.

     For the three and nine months ended September 30, 1995 revenue consisted of new system revenue of $1,683,000 (54%) and $5,249,000 (55%), respectively, and revenue related to system enhancements, expansion and maintenance of $1,444,000 (46%) and $4,380,000 (45%), respectively. This compares to revenue in the comparable periods of 1994 of $634,000 (32%) and $2,530,000 (37%), respectively, in new system revenue and revenue related to system enhancements, expansion and maintenance of $1,368,000 (68%) and $4,398,000 (63%), respectively. The difference from 1994 to 1995 is primarily due to the fact that in 1995 the Company has sold over 20 new systems, while in 1994 a higher percentage of revenue was generated from system expansions.

     In the past, a small number of customers have typically accounted for a large percentage of the Company's annual revenue. In the first nine months of 1995, no customers accounted for over 10% of total revenue. During the first nine months of 1994, one customer accounted for 11% of total revenue. Although the Company's dependence on a small number of customers on an annual basis has been reduced as a result of a wider customer base, revenue can still fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its quarterly operations, particularly in light of the current prevailing adverse general economic conditions, which have adversely affected certain industries, including aerospace and defense-related manufacturing, in which many of the Company's principal customers operate. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers. The addition of over 20 new systems in 1995 has reduced the Company's dependence on a small number of customers. As additional new systems are installed the future dependence on new system sales will continue to decrease.



Gross Profit

     Gross profit was $1,851,000 or 59% and $5,239,000 or 54% for the three and nine months ended September 30, 1995. For the comparable periods in 1994, gross profit was $875,000 or 44% and $3,427,000 or 50%, respectively. During the third quarter of 1995 the significant increase in gross profit was attributable to a higher percentage of software sales as opposed to 1994. Gross profit percentage can fluctuate quarterly based on the revenue mix of Company software, services, proprietary hardware, and third party software or hardware. Third party products are resold at a lower gross profit percentage in order for the Company to remain competitive in the market place.

Operating Expenses

     Research and development expense for the three and nine months ended September 30, 1995 was $326,000 and $886,000 versus $58,000 and $490,000 for the same periods in the prior year. This increase resulted from the expansion of the Company's engineering workforce in connection with its efforts to continue to enhance and expand the current product suite. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. For the three and nine months ended September 30, 1995, technical expense included in cost of revenues was $512,000 and $1,635,000, respectively, versus $288,000 and $1,454,000, respectively, for the same period last year. The increase in technical expense is due to the added resources required to implement the increase in new system orders. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects.

     Marketing expense for the three and nine months ended September 30, 1995 was $942,000 and $2,413,000 as compared to $647,000 and $1,954,000 for the three and nine months ended September 30, 1994. The increase in 1995 is primarily due to additional sales and support personnel hired along with additional costs associated with the Company's revenue growth. During the nine months ended September 30, 1995, the Company opened new sales offices in Detroit in January, Chicago in May and Washington, D.C. in July.

     General and administrative expense for the three and nine months ended September 30, 1995 increased to $357,000 and $1,078,000 from $286,000 and
$815,000 for the three and nine months ended September 30, 1994. The increase in general and administrative expense was due primarily to costs associated with three additional personnel as compared to 1994.


Interest and Other Income

     Interest and other income was $31,000 and $101,000 for the three and nine months ended September 30, 1995 as compared to $78,000 and $173,000 in the prior year. The decrease is due primarily to reduced interest income resulting from lower short term investment balances during 1995 versus 1994.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Company's cash and cash equivalents totaled $2,246,000 as compared to $1,036,000 at December 31, 1994. Short term investments were $450,000 at September 30, 1995 versus $1,804,000 at December 31, 1994. Short term investments are comprised primarily of certificates of deposit and treasury bills. At September 30, 1995, the Company's current ratio was nearly 2 to 1.

     For the first nine months of 1995, the Company generated cash of $527,000 in operating activities, used $48,000 in investing activities, and generated $731,000 in financing activities. During the first nine months of 1994, the Company used cash of $1,569,000 in operating activities, $863,000 in investing activities, and $129,000 in financing activities.

     In September 1993, the Company acquired Optigraphics Corporation. As part of the transaction, the Company issued notes that became due in September 1995 totaling $1,634,000 with interest payable quarterly at 6% per annum. The principal balance is payable upon presentation of the notes by the former Optigraphics shareholders in accordance with the agreement. As of September 30, 1995, no notes had been presented for payment. In September 1995, the Company entered into a revolving loan and security agreement with Merrill Lynch for the borrowing of up to $1,000,000 to re-finance the principal balance due on notes payable to former Optigraphics shareholders and to finance capital equipment and software purchases. As of September 30, 1995, the Company borrowed $700,000 under the credit facility and $300,000 remained unused. The maximum credit available under this facility declines by $200,000 in September of each year hereafter. The Company believes that current working capital and funds generated from operations will be adequate to meet expected needs for working capital and capital expenditures over the next twenty-four months.

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

     Over the past three years the Company has issued equity securities in connection with the Optigraphics acquisition in September 1993, and through traditional stock option grants to employees. This activity, combined with the liquidity available to stockholders as a result of the Company's common stock trading on the NASDAQ National Market System, increases the potential for an ownership change" for income tax purposes.

                         PART II.   OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:


     (a)  Exhibits - See Exhibit Index on Page 12.

     (b) There were no reports on Form 8-K filed for the three months ended September 30, 1995.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ALPHAREL, INC.





                                   By:    /s/ John W. Low
                                          -----------------------------
                                          John W. Low
                                          Chief Financial Officer




                                   By:    /s/ Stephen P. Gardner
                                          ------------------------------
                                          Stephen P. Gardner
                                          President and Chief Executive Officer



                                   Dated:       October 19, 1995
                                          ---------------------------

                                  EXHIBIT INDEX



Exhibit                                                Page Number
-------                                                -----------

  11           Statement Re Computation of                   13
               Net Income Per Share

  27           Financial Data Schedule                       14