Form 10-K405
period 1995-12-31
ALPHAREL INC /CA/
filed 1996-04-01
CIK 813747

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [FEE REQUIRED]

For the fiscal year ended December 31, 1995,

                                      OR


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]

For the transition period from __________ to ________


                          Commission file number 0-15935


                                ALPHAREL, INC.
              (Exact name of registrant as specified in its charter)

            CALIFORNIA                                           95-3634089
   State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                           Identification No.)

 9339 CARROLL PARK DRIVE, SAN DIEGO, CA                             92121
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:    (619) 625-3000

Securities registered pursuant to Section 12 (b) of the Act:

                                                 Name of each exchange on
     Title of each class                             which registered
     -------------------                         ------------------------
           None                                            None

Securities registered pursuant to Section 12 (g) of the Act:

                                 COMMON STOCK
                                 ------------
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  ------     -----

                        (Cover page continues on next page)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ X ]

     The aggregate market value of the voting stock on March 25, 1996, held by non-affiliates* of the Registrant, based upon the last price reported on The Nasdaq National Market on such date was $89,020,170.

     The number of shares outstanding of the Registrant's Common Stock at the close of business on March 25, 1996, was 18,134,386.

     *Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive proxy statement, which is to be filed pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year ended December 31, 1995, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

     Alpharel, Inc. (the "Company") is a leader in delivering enterprise-wide electronic document management and automation systems, also known as imaging systems, to the global marketplace. These document management systems are installed in manufacturing, utilities, government, banking and finance, transportation, telecommunications and other industries. Documents of all sizes, from letter-size pages to large-scale engineering drawings, are handled cost-effectively by Alpharel designed and integrated systems.

     Alpharel products are marketed under the Alpharel/Trimco marketing identity, to reflect our global scope and capability to serve customers, which has been considerably enhanced through the Company's acquisition of Trimco Group plc ("Trimco") of the United Kingdom in December 1995. Alpharel/Trimco provides software products and services which deal with the needs of customers to bridge a variety of needs throughout their business enterprises. The Company focuses on document management software to bridge the processes of creating, capturing, managing, distributing, and using complex information throughout a business and among businesses through global commerce. The Company links document management software to workflow processes and business applications to provide tools to improve productivity and competitive position for our customers.

     Alpharel/Trimco provides multiple platform support, allowing customers to effectively use the best available computers, networks and applications. The Company also holds patents for raster manipulation and network load reduction technologies. (See "Glossary of Selected Technical Terms" on page 11 for an explanation of certain technical terms used herein.)

HISTORY

     Upon its organization in 1981, the Company began efforts to develop document management systems. Throughout the early and mid 1980's the Company focused on the development and manufacture of proprietary hardware components, as well as software, for electronic document management systems. The Company's systems included a significant portion of imaging hardware components developed and manufactured by the Company, including devices for scanning, compressing and decompressing data.

     As a result of its early success and the need for additional capital to finance expected future growth, the Company completed an initial public offering of its common stock in June 1987, raising net proceeds of $19,617,000. From 1986 through 1988 the Company experienced declining sales. In subsequent years, the Company moved from proprietary hardware components for electronic document management systems to open client/server software systems, while also providing system integration services. As part of this change, the Company implemented a restructuring program that reduced costs and consolidated operations to a level consistent with sales.


     In December 1991, the Company issued common stock and warrants through a unit offering. The Company received net proceeds of approximately $2,600,000 upon issuing 750,000 units at a unit price of $4.25. In January 1992, the underwriter in the unit offering exercised its over-allotment option and the Company sold an additional 112,500 units for net proceeds of $365,000. Each unit consisted of two shares of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $4.25. In 1995, the underwriter exercised warrants which were issued to it in connection with the offering for total proceeds of $382,500. Also in 1995, 918,900 warrants were exercised for total proceeds of $3,848,000.

      In September 1993 the Company acquired Optigraphics Corporation ("Optigraphics") for consideration valued at $8,400,000, comprised of $2,700,000 in cash, 2,241,117 shares of Alpharel common stock and $1,734,000 in notes which became due in September 1995 and were paid. Optigraphics, which was founded in 1982, provides software imaging solutions and enterprise systems, along with traditional departmental systems. The Company's attraction for acquiring Optigraphics was the technology behind its sophisticated workstation products, strong engineering organization, broad customer base, including customers in the telecommunications industry, experienced national sales force and international reseller distribution capabilities.

     On December 27, 1995, the Company acquired Trimco Group plc. ("Trimco") for total consideration of $14,165,000. The purchase price was comprised of $5,550,000 in cash, 1,614,189 shares of Alpharel common stock and a convertible promissory note having a total principal amount of $1,000,000 due September 27, 1996 with interest payable at 7% per annum. In addition, the purchase price included obligations assumed which were to be paid to Trimco employees in connection with the acquisition, consisting of cash of $1,051,000 and 100,599 shares of Alpharel common stock. Trimco was incorporated in 1988 in the United Kingdom and has its principal offices in Ealing, London. Trimco has developed a line of software products for the capture, viewing, mark-up editing, storage, distribution and workflow management of documents. Trimco's products focus on applications involving technical documents such as engineering drawings and blueprints and are marketed primarily through Value-Added Resellers, distributors and systems integrators. The Company's purchase of Trimco brings a combined total of approximately 1,500 worldwide customers, representing major markets in utilities, transportation, oil and gas, manufacturing, construction, telecommunications and media, government and financial services.

THE INDUSTRY

     Many companies today are evaluating document management technology for potential application in their operations. The specific factors that motivate companies to adopt document management technology are as varied as the industries that stand to benefit from the technology. However, the Company believes that they share common characteristics, namely, the requirement to maintain an extensive document storage and retrieval system, the drive to improve productivity, quality and competitiveness through effective use of documents and the need to reduce costs associated with maintaining document archives and services.

     An essential part of a company's evaluation of document management is a review of the value the technology adds and the costs it removes. The Company's customers, approximately 1,500 worldwide, have a unique perspective on the benefits derived from integrating document management technology into their enterprise. They cite the following as examples of this technology's contribution to their corporate goals:

     - Reduction of business operating costs by eliminating all tasks associated with a system based on physical data copies on microfilm, aperture cards and paper.

     - Improved time-to-market by greatly reducing and streamlining the process of moving ideas from concept to implementation.

     - Enhanced product and service quality by ensuring that current, accurate information is readily available to allow better, error-free products to be made and to permit rapid retrieval of relevant information during a customer service event.

     - Improved productivity and morale by providing employees with timely and accurate information.

     The Company believes that the implementation of a document management system generally produces quantifiable productivity gains by providing users with controlled, timely and simultaneous access to up-to-date documentation. The time it takes to access a document that is stored and managed electronically is typically measured in seconds, as compared to the hours or days spent using manual processes. On-line document storage, accessible by networked workstations, avoids misfiling costs and reduces the need for document management clerical staff and storage space. On-line documents are assured to be at the correct revision level, eliminating a major source of rework cost and customer disatisfaction. On-line documents can be secure against unauthorized use, eliminating both inappropriate use and piracy of information.

     Based on an independent industry analysis, the Company believes that the overall market for electronic document management systems totaled over $4 billion in 1995. The overall market includes two primary segments, engineering document management systems and office document management systems. The Company competes in both market segments, expanding since 1993 from its original focus primarily on the engineering document segment.

     The engineering document management segment serves utilities, process plants, manufacturing companies, the government, telecommunication firms, transportation companies, and engineering firms. These organizations typically work with large collections of engineering documents and drawings of various sizes, from microfilm and aperture cards up to large E-size documents (34"x44") or larger. Engineering document management has evolved from storage and retrieval applications to a more complete automated document access and revision control process, often with associated Product Data Management (PDM) solutions integrated with the Electronic Document Management
(EDM) solution. The Company offers both integrated document management for the leading PDM providers in the global market, as well as its own specialized integrated EDM/PDM solution. The Company's original focus on the demands of this market led it to develop unique and patented approaches to dealing with the problem of accessing very large documents, or information objects, over wide and local area networks. This technology has now been expanded to address the needs of very large networks of both engineering and office document users to be able to deal with increasingly large volumes of documents, large and small format, and other complex information objects (X-ray photos, color JPEG files, etc.).

     Office document image management is used by a wide variety of organizations. Financial and insurance agencies have found that electronic document control improves claims processing, customer service and accounts receivable processing. Health care providers have applied imaging to patient records, and certain governmental agencies use it for tracking tax returns and unemployment, Social Security and welfare benefit records. The driving need behind many systems purchased in the office market is the automation of specific business processes using "workflow" tools. The Company has aligned itself with leading workflow suppliers such as Staffware, Wang and Digital Equipment to allow its integrated EDM solutions to operate with the most appropriate workflow solution for a given customer. The Company is a funding member of the Workflow Management Coalition.

     Increasingly, Alpharel/Trimco customers are finding that departmental EDM systems must be linked together to bridge all the business processes inside a company. Hence, companies are now selecting EDM providers based upon the ability to provide a consistent range of products which span the engineering and office document management needs of an organization. The Company now offers a full Enterprise Document Management solution to address this market requirement.

     Furthermore, the marketplace is now rapidly moving toward demanding that all corporate information, both structured and unstructured, simple and complex, be managed as consistent and interconnected Global Enterprise
Networked Intelligence.   This trend demands that products and services look
across technology platforms, business processes and geographic locations to establish real-time information systems and document management capabilities. The need to manage Global Enterprise Networked Intelligence encompasses many forms of information, including documents, and demands ready access over increasingly simple access paths, such as the Internet or Intranet. The Company is responding to this market evolution with both immediate products, such as WISDOM, and on-going research and development activity.

STRATEGY

     The Company strives to provide software and related services which offer the customer an electronic document management system with flexible features and a high level of performance at a cost-effective price. Above all, the Company is focused on providing a high return on investment for its customers. In order to help achieve these goals, the Company has adopted the following strategies:

     - UTILIZE BOTH EXISTING CLIENT ASSETS AND LEADING EDGE TECHNOLOGIES - The Alpharel/Trimco client and server software components operate in very diverse corporate computing environments. Multiple communications architectures, such as Ethernet, Token Ring, and wide area networks are supported. A wide variety of platforms are also supported, including Hewlett-Packard (HP), Sun Microsystems, International Business Machines
     (IBM), Silicon Graphics Inc. (SGI), Data General (DG), and Digital Equipment Corp. (DEC) UNIX, in UNIX server operating environments and client workstations on Apple Macintosh, PC, Windows and X Window OSF/Motif. Microsoft NT is supported by both advanced Server and Client products.

     - DOCUMENT-ENABLE EXISTING APPLICATIONS - From a software perspective, Alpharel/Trimco acknowledges that many companies have installed applications that meet most user needs. Rather than replace these applications, Alpharel offers the option of "document-enabling" them, often extending the life of the asset. Document-enabling means that the power of the EDM system is integrated directly with the business applications, allowing users to have a rich set of information at their disposal as they make business decisions.

     - MATCH CLIENT NEED FOR PROJECT SERVICES - Alpharel recognizes that different companies have different expectations and needs in the area of customization and integration. Some customers want to develop their own applications, others want to integrate existing applications, and still others want Alpharel/Trimco to perform the integration tasks and deliver a complete system. The Company is prepared, both from a personnel resource and a product standpoint, to accept any of these scenarios. However, the Company's strategy is to move an increasing amount of service and systems integration work to its value-added channel partners and systems integration partners, while expanding the technical resources available to allow the Company to ensure that its partners have expertise available to them as needed. The Company is also committed to seeking continual improvement of the tailoring and customization features inherent within the Company's core product set, using the most advanced technologies available in the market.

     - BE THE GLOBAL ENTERPRISE BRIDGE - Alpharel/Trimco strives to provide bridging software and services for document management technologies, business processes and global commerce requirements of our customers. Our document management products are designed to bridge the processes of document creation, capture, library management, distribution, use, connection to workflow and business applications and change management. Our solutions are designed to be able to transcend office and engineering requirements across an enterprise, linking business processes in design, manufacturing, finance, service and sales. Alpharel/Trimco provides emerging technologies to permit customers to securely link design and product documents with external suppliers, manufacturers, customers and partners - an important trend in global commerce.

SYSTEM SOLUTIONS

The Company offers complete enterprise document management systems to allow customers to:

     - Replace manual archives with electronic document libraries.
     - Provide centralized management and storage for image, CAD design, ASCII text, multi-media, and other data files.
     - Enhance document access via existing application search mechanisms and electronic delivery.
     - Replace manual drawing modifications with electronic drafting, editing and revision.
     - Produce hard copies using new electronic technologies.
     - Distribute documents electronically across local or wide area networks.
     - Streamline the drawing review process through on-line markup and review.
     - Replace manual digitizing or CAD redraw with sophisticated CAD conversion and raster editing tools.

     The Company's product family includes a wide variety of related software modules which can be deployed either as shipped or with tailoring by value-added resellers, systems integrators, or the customer. Major members of the product family include:

     - WINTRACK: A full Enterprise Document Management system with a set of modular components to provide library, capture, distribution, security, printing and other core document management functions.

     - TARGET: A variation of Wintrack which is specifically adapted for the highly competitive office document management market.

     - TIE-MAIN: A product set aimed at utilizing powerful Targeted Image Extraction (TIE) technology to allow rapid manipulation of even the most complex documents over wide and local area networks.

     - ENABLER: A product set specifically aimed at providing EDM features and functions as add-on capabilities to existing applications and business processes.

     - RIPS: A variation of Enabler, adapted specifically to the needs of the Product Data Management (PDM) market, and enhanced to work with the Metaphase product, one of the leaders in that market.

     - FLEXFOLDER: A full EDMS product complete with the ability to create a stand-alone document management application, with variable file indexing and the ability to incorporate multimedia objects as well as standard document types.

     - WISDOM: An Internet and Intranet document management access product designed to provide access to document repositories using standard Web Browser products such as Netscape and MOSAIC.

     Orders for these system solutions can vary substantially in price based upon peripheral device content, i.e., scanners, printers, workstations, etc. While pilot systems begin at a price of approximately $15,000 for a small Target system, the price of full-scale enterprise systems using Wintrack or FlexFolder can range up to several million dollars. In the past, most systems ordered from the Company have ranged from $150,000 to $1,500,000. Once an electronic document management system is installed, the Company generally receives ongoing revenues from the customer as a result of enhancements, expansion and maintenance. Enhancements can modify a system in order to, among other things, accommodate more documents or users, interface with different peripheral devices, update the system with recently developed improvements including improvements which increase the speed of the system, or implement other changes in response to changes in the customer's general data processing environment. Variations in both the size and timing of orders can result in significant fluctuations in the Company's revenues on a quarterly basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues."

PRODUCT INTEGRATION

     The Company provides document management software solutions in client/server (HP, Sun, IBM, SGI, DG, Windows NT) and mainframe (IBM) environments. The Company offers an array of document management products that operate on a variety of platforms, networks and workstations allowing comprehensive document management solutions in a customer's environment. Multiple peripheral devices, such as scanners, printers, optical jukeboxes and RAID storage subsystems are supported from a variety of manufacturers.

     The Company's products seek to provide cost-effective, open, enterprise solutions that accommodate multiple computer environments, applications and networks. Client applications run in MS-Windows, Windows 95, Windows NT, DOS, Macintosh Apple System 7 and X Window OSF/Motif environments.

MARKETING AND SALES

     The Company's marketing efforts focus on market segments with certain common characteristics including the need to manage, archive and retrieve a high volume of documentation, change control requirements and the need to increase productivity, reduce costs and increase utilization of existing computing power.

     Based on these criteria, the Company's marketing efforts are focused on the following market segments:

          Industrial manufacturers
          Utilities
          Telecommunications
          Department of Defense (DOD)
          Electrical/Electronic equipment manufacturers
          Government agencies (other than DOD)
          Petrochemical
          Transportation
          Engineering and Construction
          Finance
          Property management, construction and architecture

     The Company has a direct sales organization in North America and the United Kingdom, plus a group of value-added resellers. With the acquisition of Trimco, an increasing amount of the Company's revenue is expected to come from indirect sales through value-added partners and systems integrators. Sales through indirect channels range from individual components to complete systems. The Company has entered into cooperative sales arrangements with:

     - SHL SYSTEMHOUSE. The Company participates in joint world-wide sales with SHL Systemhouse. SHL Systemhouse is a world-wide systems integrator, recently acquired by MCI Communications, with over 5,000 employees and revenues exceeding $1 billion. SHL Systemhouse is an industry leader in client/server systems integration and technology outsourcing.

     - SYSTEM DEVELOPMENT RESEARCH CORPORATION (SDRC). The Company's partnership with SDRC allows SDRC to remarket the Company's imaging products with SDRC's PDM software. In addition, the Company can resell SDRC's PDM software.

     - PERSITEL. The Company accesses the South African market through its partnership with Persitel.

     - LASCOM.  LASCOM has represented the company in the French market since
       1989.

     - DATA GENERAL CORPORATION. Data General remarkets a number of the Company's products under the AV/Image brand name on a world-wide basis. AV/Image has won numerous industry awards and appears to be gaining rapid market acceptance.

     - OTHERS The Company has over 70 marketing partners around the world, both in geographic and vertical markets, including Cad Capture in the UK, Octagon in the Netherlands, Unisys, and others.

PRODUCTS

MANAGEMENT/CONTROL AND LIBRARY FUNCTIONS

     FLEXFOLDER is a client/server solution for managing business and technical documents organized in a hierarchical manner (folder, documents, pages). FlexFolder allows the implementation of a comprehensive, network-based solution for managing applications such as personnel records, accounts payable, health and safety information, corporate communications and engineering documentation.

     WINTRACK is a client/server solution for rapid development of enterprise-wide document management systems. Wintrack can act either as a document-enabling product for other business applications or as a self-contained document management solution.

     ALPHAIQ AND FTR integrated with FlexFolder and Wintrack provide the ability to conduct a word and subject sensitive full-text search for the required information. AlphaIQ and FTR provide integration of such industry leading products as Dataware BRS, Fulcrum, and Excalibur into the Alpharel/Trimco product set.

     API TOOLKIT SETS assist customers with the task of document-enabling their own applications. The API provides documented entry points into the software for the integrator or customer. Using the API, the integrator or customer can create links between an existing application and the imaging system.

DISTRIBUTION

     TIE AND DP/NETBUS technology is provided to create the unique ability to work with very large documents with many users in enterprise-wide networks. Using Alpharel/Trimco-developed Targeted Image Extraction (TIE) and/or patented Tiled TIFF algorithms over the Company's DP/Netbus network connection software, the client and server interact to send a steady traffic of small packets over the network, even when using extremely large documents. This provides for the ability of the customer to predict network traffic loads, have hundreds or thousands of users on-line and provide very fast response times from the system under even the most challenging conditions. All Alpharel/Trimco distribution technologies support industry standard networks and open systems, while providing unique advantages to the customer.

VIEWING/MARKUP/EDITING

     WISDOM is a document management access tool designed to run in conjunction with popular Internet WEB Browsers such as Netscape and MOSAIC. WISDOM adds functionality to the WEB Browsers by encompassing such features as pan and zoom, document management library navigation and the ability to download mark-up capability as needed.

     ALPHAVIEW is a high-speed viewer, providing a user-friendly interface to drawings and documents. AlphaVIEW enables MS-DOS, MS-Windows 3.1, Apple Macintosh, and UNIX workstations (X Window OSF/Motif) to view and manipulate documents with a wide range of functionality.

     ALPHAVIEW PLUS provides all the capabilities of AlphaVIEW plus full markup, red-line and annotation capability.

     ALPHAEDIT provides image restoration functions, including the removal of background speckles, area erasure and geometry creation. The workstation also supports raster revision, employing functions such as cut and paste, copy, create and erase.

CAPTURE/SCANNING/IMPORT

     ALPHASCAN provides a graphical user interface for capturing images from pages, aperture cards and large documents (A-J size). Scan, Index and Quality Control (QC) functions as well as complete batch processing controls are provided.


     ALPHAQC provides the capability to quality control, crop, rotate, deskew and clean-up documents scanned from film or other sources.

     ALPHAOCR is used to build a full-text search database allowing users to find information more rapidly and accurately.

     ALPHAFAX was developed to integrate facsimile capability with database and network services to allow users to send and receive faxes without ever having to touch paper.

PRINTING

     ALPHAPRINT provides system interface to a wide variety of industry standard A-size lasers to E-size (or larger) printers and plotters. AlphaPRINT provides collation, scaling and banner printing of requested image documents.

PRODUCT DEVELOPMENT

     The Company's product development efforts are focused on providing customers the most cost-effective solution to their document management needs. The Company believes it can achieve this goal by improving performance response times and increasing the capabilities of its products to operate on industry standard open architecture platforms and to comply with all published standards which pertain to electronic document processing.

     In 1995, 1994, and 1993, the Company's research and product development expenditures were $1,402,000, $769,000, and $1,108,000, respectively.
Development is also conducted within the scope of a customer contract if a customer requires additional functionality not provided by the Company's present systems. Technical expenses included in cost of revenues were $2,140,000, $2,313,000, and $1,847,000, for 1995, 1994, and 1993,
respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Expenses."

     In 1995, the Company spent considerable efforts in unifying product lines acquired in its acquisition of Optigraphics in late 1993. The Company capitalized approximately $1,021,000 in costs associated with these efforts. In 1996, a substantial portion of the Company's development efforts will encompass utilizing the added engineering resources from Trimco in an effort to accelerate the introduction of the new generation document management products.

     The Company operates in an industry that is subject to rapid technological change. The Company's ability to compete successfully will depend, among other things, on its ability to anticipate and react to such change, the success of its development efforts, the technical competence and creative skills of its personnel and its financial resources.

COMPETITION

     The document management industry is highly competitive. The Company's competitors operate with differing market strategies and technological bases so that the Company encounters different competitors depending upon the nature of the project and industry segment. The strategic points of differentiation among competitive offerings are the type of hardware on which the system runs (IBM, DEC, etc.), the size and scope of the system (enterprise versus departmental) and capability to handle engineering, office or both types of documents. The Company's principal competitors in the engineering document management market are Documentum, Inc., FileNet Corporation and its Saros subsidiary, Formtek, Inc. (a subsidiary of Lockheed Martin Corporation) and Cimage (a division of Tarmac in the UK). The Company's principal competitors in the office document market are FileNet Corp., ViewStar Corp. and Documentum.

     The Company believes that the most significant factors to a potential customer in selecting a document management system are cost savings, increased productivity, reduced storage space requirement, improved control and timely access to critical documents. The principal distinguishing features of the technology are:

     - Ability to work both with the customer's existing computers and network infrastructures as well as leading edge technologies as they are added to the customer's information technology infrastructure.

     - Enterprise-level software design, with sophisticated document management and library functions, enabling high-volume data storage, network traffic management, access management and multi-site capability.

     - Document-enabling design allowing customers to add an efficient document management framework to existing corporate assets, existing and new workflows and existing and new business applications.

     - Complete and flexible solutions, capable of integrating best-of-breed elements from a variety of suppliers as appropriate within a consistent user and administrative interface.

PRODUCT BACKLOG AND CURRENT CONTRACTS

     The Company's contract backlog consists of the aggregate anticipated revenue remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases.

     At December 31, 1995, the Company's contract backlog (including that of Trimco which was acquired in December 1995) was $4,132,000, as compared to $3,739,000 at December 31, 1994. The Company expects substantially all of the December 31, 1995 backlog to be completed in the current fiscal year.

     The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company's backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

     The Company's contracts with its customers customarily contain provisions permitting termination at any time at the convenience of the customer (or the U.S. Government if the Company is awarded a subcontract under a prime contract with the U.S. Government), upon payment of costs incurred plus a reasonable profit on the goods and services provided prior to termination. To the extent the Company deals directly or through prime contractors with the U.S. Government or other governmental sources, it is subject to the business risk of changes in governmental appropriations. In order to reduce its risks in competing for business with the U.S. Government, the Company has directed its government contracts marketing efforts toward teaming with large corporations, who typically have existing government contracts, can alleviate the cash flow burdens often imposed by government contracts and have more extensive experience in and resources for administering government contracts. The Company does not have any contractual arrangements regarding such joint marketing efforts. In the past, such efforts have been pursued when deemed appropriate by the Company and such corporations in response to opportunities for jointly providing systems or services to potential government agency customers.

PATENTS AND TECHNOLOGY

     The Company owns certain U.S. and foreign patents covering certain aspects of its document management systems technology including two patents concerning the technology used to present the raster data to the view, markup or edit user very quickly which involve data storage/transmission and scaling algorithms. The Company also owns a patent on technology to allow edit users to make changes to hybrid raster and vector documents without having to specify whether they are working on raster or vector data. The Company's fourth patent is a cinematic revisory capability that allows users to modify and store drawing changes in raster and vector format for subsequent review of the original document and each sequential revision. For its protection, the Company also relies upon copyrights, trade secrets and confidentiality agreements with its employees and others.

     There can be no assurance that the Company's patents will be found valid if challenged or, if valid, will provide meaningful protection against competition. While the Company believes that the protection afforded by the patents will have value, the rapidly changing technology in the industry makes the Company's success largely dependent on the technical competence and creative skills of its personnel and its ability to compete in the marketplace.

     The Company is engaged in developing and marketing high technology software and systems integration services. There are certain risks inherent in the Company's business, including the risk that the Company could be charged with infringement of the patents and trade secrets of others. The Company believes that these risks are reasonable and are customarily assumed by similarly situated high-technology companies.

     The Company has entered into agreements with certain of its customers whereby if the Company defaults on its contract or becomes insolvent, then the customer will acquire a non-exclusive license to software and related system support documentation. The license and documentation is limited to internal use only by the customer on a designated host computer.

     In April 1986, the Company entered into a cross license agreement with Lockheed Corporation, whereby Lockheed Corporation acquired the right to enhance, improve and modify the Company's technology and to sell products based thereon subject to the payment of a 12% royalty fee to the Company. Additionally, the Company acquired the right to use any such enhancements, improvements and modifications developed by Lockheed Corporation. To date, Lockheed Corporation has not sold any products under this agreement.

EMPLOYEES

     As of March 1, 1996, the Company had 193 full-time employees of whom 70 were engaged in engineering and research and development activities, 51 in operations, program management and field support, 46 in marketing and sales and 26 in administration. The Company also utilizes consultants for specific projects. The Company believes that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees and consultants. The Company's employees are not subject to any collective bargaining agreement, and the Company believes its employee relations are good.

GLOSSARY OF SELECTED TECHNICAL TERMS

API: Application Programming Interface, provided as application development tools with certain of the Company's products to allow customers and third parties to develop and customize their own commercial applications.

CLIENT/SERVER: Any application in which the requestor of action is on one system and the supplier of action is potentially on another. The goal is to distribute processing across a network between the desktop and a server, reducing network traffic and preventing the desktop and server computers from getting overloaded.

ELECTRONIC DOCUMENT MANAGEMENT SYSTEM: A computer system which has been designed to execute a combination of automated and operator-invoked processes that allow the capture, storage, retrieval, display, routing and maintenance of information comprising or concerning electronically stored documents.


HARDCOPY: Any document in paper or other full-size form. A printed copy of machine output in a readable form, for example, output from a computer printer or an enlarged reproduction from microfilm usually on paper.

HARDWARE:  Equipment, such as computers, printers, scanners or modems.

HOST: A mainframe computer or minicomputer which provides a multi-user environment and serves in the coordination of activities of its different users.

IMAGING: The utilization of an electronic image or representation of paper, micrographics or other computer-generated documents.

INTERFACE: The place at which two systems meet and interact with each other. The interface can be a piece of hardware equipment, a common area of computer storage or some common instruction shared by two or more programs. The device can also be hardware, including device driver software, that connects peripheral devices to computer platforms and to networks. Interfacing can imply network and operating protocols, codes and operating standards.

LOCAL AREA NETWORK (LAN): A data communications system that offers high-speed communication channels optimized for connecting information processing equipment over short distances.

NETWORK: A system of computers, terminals and databases connected by communications lines.

OPEN ARCHITECTURE: The incorporation of standard interfacing features in both the hardware and software of a computer system, allowing communication with other components that incorporate the same standard interfacing features.

OPERATING SYSTEM: The software that supports or complements the hardware of a computer system and allows users to give and receive computer commands. Examples of operating systems include MS-DOS, Windows, MVS, VM and VMS.

PLATFORM:  A combination of computer hardware and an operating system.

RASTER: A two-dimensional array of black and white cells, called pixels or picture elements, which when displayed on a screen or paper form an image or representation of an original document.

SCANNER: The optical device that converts hard copy drawings into digital data that a computer can manipulate, store and retrieve.

SERVER: A computer that provides one or more services, such as database, file-sharing or electronic mail, to a number of users.

TIFF: Tagged Image File Format. An industry standard raster file format, which consists of the image and header information.

UNIX: A computer operating system generally associated with open architecture systems and which incorporates the ability to move programs more easily from one UNIX-based computer to another. Originally licensed by the American Telephone and Telegraph Company (AT&T), UNIX has been adapted to many computer systems.

VECTOR: An electronic or computer-readable image format incorporating a formula representation of graphical line art. The use of a formula representation allows vector images to be more easily manipulated or modified than raster images.

WIDE AREA NETWORK (WAN): A communications network that links broad geographic areas.

WORKSTATION: A computer which can serve only one operator at a time and which commonly uses specialized software designed for engineering or other scientific applications, e.g., computer-aided drafting ("CAD").

ITEM 2.  PROPERTIES

     The Company's headquarters are located in San Diego, California. The Company leases 31,016 square feet of a 40,000 square foot building in San Diego. The term of the lease is through April 2001, at a monthly rent of $15,818, with annual increases of approximately 4%.

     The Company also has an engineering and sales office in Camarillo, California, approximately 50 miles northwest of Los Angeles, where the Company now occupies 19,400 square feet of a 40,000 square foot building. The term of the lease is through April 2001. The Company has a right of first refusal on an additional 10,268 square feet of the building. The monthly rent is $11,663, subject to annual adjustments not to exceed 4% in any year. The lessor waived five months rent during the lease term.

     The Company's Trimco subsidiary leases a facility which occupies 9,800 square feet in Ealing, London in the United Kingdom. The term of the lease is through March 2003, with an option to cancel the lease in March 1998 with six months notice. The monthly rent is $9,620.

     In addition, the Company's Trimco subsidiary is the lessee under a lease for facilities previously occupied by Trimco which are currently subleased. The lease covers 1,600 square fee and expires in August 2006. The monthly rent is $3,875.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market on The Nasdaq National Market under the symbol "AREL." The following table shows, for the calendar quarters indicated, the high and low sale prices of the Common Stock on The Nasdaq National Market:

      YEAR ENDED DECEMBER 31, 1993                    HIGH       LOW

      First Quarter...............................    $2.13     $1.25
      Second Quarter..............................     2.25      1.25
      Third Quarter...............................     2.38      1.62
      Fourth Quarter..............................     2.00      1.38

      YEAR ENDED DECEMBER 31, 1994

      First Quarter...............................    $1.75     $1.19
      Second Quarter..............................     2.44      1.19
      Third Quarter...............................     1.88      1.38
      Fourth Quarter..............................     2.16      1.31

      YEAR ENDED DECEMBER 31, 1995

      First Quarter...............................    $2.13     $1.31
      Second Quarter..............................     1.75      1.19
      Third Quarter...............................     7.38      1.50
      Fourth Quarter..............................     6.00      4.06

     On March 14, 1996, there were approximately 530 holders of record of the Company's Common Stock and the last sale price of the Common Stock as reported on The Nasdaq National Market on March 14, 1996 was $5.50 per share.

                               DIVIDEND POLICY

     The Company has never paid a dividend on its Common Stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company's business.
Consequently, the Company does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The financial data for each of the five years in the period ended December 31, 1995 have been derived from the audited Consolidated Financial Statements. The results of Trimco are included below since December 27, 1995, the date of acquisition. (See Note 2 of the Notes to the Consolidated Financial Statements.)

     The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                 Year Ended December 31,
                                                ------------------------------------------------------------
Consolidated Statement of Operations Data          1995         1994         1993         1992        1991
(In thousands except per share data)             --------      -------      -------      -------    --------
Revenues                                         $ 12,731      $ 9,547      $ 8,354      $  6,273    $ 6,583
Cost of revenues                                    5,791        4,822        4,444         4,275      3,199
                                                 --------      -------      -------      --------    -------
Gross profit                                        6,940        4,725        3,910         1,998      3,384
                                                 --------      -------      -------      --------    -------
Operating expenses:
  Research and development                          1,402          769        1,108           435      1,000
  Charge for purchased research and
       development                                 10,595           -         4,920            -          -
  Marketing and sales                               3,570        2,627        1,361           763        555
  General and administrative                        1,581        1,146          907           696        686
  Write down of assets to net
       realizable value                             1,664
  Restructuring expense                                -            -         3,447            -          -
                                                 --------      -------      -------      --------    -------
                                                   18,812        4,542       11,743         1,894      2,241
                                                 --------      -------      -------      --------    -------
Income (loss) from operations                     (11,872)         183       (7,833)          104      1,143
Interest and other income                             137          207          183           179        325
Interest and other expense                            (95)        (115)         (54)          (61)       (85)
                                                 --------      -------      -------      --------    -------

  Income (loss) before income taxes               (11,830)         275       (7,704)          222      1,383
Provision for income taxes                             -            -            -             -          -
                                                 --------      -------      -------      --------    -------
  Net income (loss)                              ($11,830)     $   275      ($7,704)      $   222    $ 1,383
                                                 --------      -------      -------      --------    -------
                                                 --------      -------      -------      --------    -------
Net income (loss) per share                      $   (.84)     $   .02      $  (.64)      $   .02    $   .14
Weighted average shares outstanding                14,052       13,983       11,972        11,848     10,124


                                                                 At December 31,
                                                ------------------------------------------------------------
Consolidated Balance Sheet Data                    1995         1994          1993         1992        1991
(In thousands)                                   --------      -------      -------      -------    --------
Working capital                                   $   939       $2,799      $ 5,007      $  5,997    $ 5,730
Total assets                                       19,002        9,771       11,087        10,554     10,062
Capital lease obligations                             -            -            -              81        169
Long-term obligations                               1,420          -          1,770           -          260
Shareholders' equity                                8,116        5,658        5,364         9,101      8,494


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements, including the Notes thereto.

RESULTS OF OPERATIONS
     The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statement of Operations for each of the last three fiscal years:

                                                       For the year ended December 31,
                                                  ----------------------------------------
                                                   1995             1994             1993
                                                 --------         --------          -------
Revenues                                          100.0%           100.0%            100.0%
Cost of revenues                                   45.5             50.5              53.2
                                                 ------           ------            ------
  Gross profit                                     54.5             49.5              46.8
                                                 ------           ------            ------
Operating expenses:
  Research and development                         11.0              8.1              13.3
  Charge for purchased research and
       development                                 83.2               -               58.9
  Marketing and sales                              28.0             27.5              16.3
  General and administrative                       12.4             12.0              10.8
  Write down of assets to net realizable value     13.1               -                 -
  Restructuring expense                              -                -               41.3
                                                 ------           ------            ------
                                                  147.7             47.6             140.6
                                                 ------           ------            ------
Income (loss) from operations                     (93.2)             1.9             (93.8)
Interest and other income                           1.0              2.2               2.2
Interest and other expense                          (.7)            (1.2)              (.6)
                                                 ------           ------            ------
  Income (loss) before income taxes               (92.9)             2.9             (92.2)
Provision for income taxes                           -                -                 -
                                                 ------           ------            ------
  Net income (loss)                               (92.9)%            2.9%            (92.2)%
                                                 ------           ------            ------
                                                 ------           ------            ------

REVENUES

     Revenues for 1995 were $12,731,000 as compared to $9,547,000 for 1994. The increase of 33% in 1995 was due primarily to revenues generated by new system sales and sales of enhancements, expansions and maintenance to an expanded customer base. The Company's increased system sales resulted primarily from increased demand for document management systems in the marketplace which management believes is due to the reduction in the cost of client servers and workstations which, combined with document management software, has brought about a more cost effective solution to customers. Revenue derived from each new system varies depending on the number of users, features and complexity of the system. The increase of 14% from 1993 to 1994 was due primarily to revenues generated by devoting greater resources to marketing and sales and acquiring an expanded customer base as a result of the Company's acquisition of Optigraphics in September 1993.

     New systems revenues in 1995, 1994, and 1993 were $6,285,000 (49%),
$4,074,000 (43%) and $4,354,000 (52%), respectively, while revenues from system enhancements, expansion and maintenance were $6,446,000 (51%), $5,473,000 (57%) and $4,000,000 (48%), respectively. System enhancements are changes to a system previously installed by the Company in order to, among other things, accommodate more documents or users, interface with different peripheral devices, update the system with recently developed improvements including improvements which increase the speed of the system or implement other changes in response to the customer's general data processing environment. See "Business - Marketing and Sales."

In 1995, new system revenues increased $2,211,000 from 1994, while revenues from system enhancements, expansion and maintenance increased $973,000. The increase in new system revenue was primarily due to sales of more large systems in 1995 as compared to 1994. The increase in revenues from system expansions, enhancements and maintenance was due to continued expansions and enhancements by the Company's growing installed customer base, offset in part by reduced maintenance revenues.

     In 1994, new system revenues decreased $280,000 from 1993, while revenues from system enhancements, expansion and maintenance increased $1,473,000. The Company sold 19 new systems in 1994, of which 9 were smaller initial systems. The decrease in new system revenue in 1994 was attributable to the timing of orders and the lower revenue earned on smaller systems. The increase in revenues from system expansions, enhancements and maintenance was due to continued expansions and enhancements by the Company's installed customer base. Also, maintenance revenue increased due primarily to the inclusion of twelve months of revenue in 1994 from the Company's new subsidiary, Optigraphics, versus only three full months in 1993.

     A small number of customers have typically accounted for a large percentage of the Company's annual revenues. One consequence of this dependence has been that revenues can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations, particularly in light of the current prevailing adverse general economic conditions, which have adversely affected certain industries, including automotive, aerospace, utilities and defense-related manufacturing, in which many of the Company's principal customers operate. Management believes that the acquisition of Trimco will assist in reducing the Company's dependence on a relatively small number of customers by providing a larger base of customers for expansion, enhancement and maintenance services.

COST OF REVENUES

     Gross profit as a percentage of revenues was 55% for 1995, 50% for 1994, 47% for 1993. The improvement in 1995 compared to 1994 was due primarily to the significant increase in software license revenue to $5,369,000 in 1995 from $2,551,000 in 1994. The higher margin of the software sales was offset partially by lower margin hardware sales which increased from $1,354,000 in 1994 to $2,333,000 in 1995. Services revenue, which includes maintenance, training and consulting services decreased to $5,029,000 in 1995 from $5,641,000 in 1994. In 1994 the increase in gross profit from the prior year was attributable to the fact that the Company's revenues had a greater content of services and software than in 1993. The gross profit percentage can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware. Software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace.

OPERATING EXPENSES

     Research and development expense was $1,402,000, $769,000 and $1,108,000 for 1995, 1994 and 1993, respectively. Research and development costs increased $633,000 in 1995 from 1994 primarily due to expansion of the Company's engineering staff in connection with the Company's efforts to continue to enhance and expand its current product suite. Research and development expense decreased from 1993 to 1994 due to the fact that a significant portion of engineering resources were dedicated to projects combining Alpharel and Optigraphics products into one unified architecture for which the Company capitalized $806,000 as internally developed software. Research and development expense can vary based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established.
These costs are capitalized as incurred and then amortized when the product is available for general release to customers. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. See "Business - Product Development." Technical expenses on customer-funded projects were $2,140,000 in 1995, $2,313,000 in 1994 and $1,847,000 in 1993.

     In connection with the acquisition of Trimco, the Company allocated a significant portion of the purchase price to purchased research and development resulting in a charge of $10,595,000 in 1995. See Note 2 of the Notes to the Consolidated Financial Statements. The charge relates to research and development projects in process relating to Trimco's next generation of document management products. At the date of acquisition the technological feasibility of acquired technology had not yet been established and the technology has no future alternative uses. The Company anticipates expending a significant portion of its own development resources on the completion of this technology for anticipated new product offerings late 1996.

     As part of the acquisition of Optigraphics, the Company allocated a significant portion of the purchase price to purchased research and development which resulted in a charge of $4,920,000 in 1993. See Note 2 of the Notes to the Consolidated Financial Statements. Optigraphics had spent considerable efforts on research and development projects which included improvements to its workstation products for tiled viewing, markup and editing, tools for integrating third party databases, and expanding its client server products for implementation on an enterprise scale versus previously being a departmental solution only.

     Marketing and sales expense was $3,570,000, $2,627,000, and $1,361,000 for 1995, 1994 and 1993, respectively. The increase from 1994 to 1995 was primarily due to additional sales and support personnel hired along with additional costs associated with the Company's revenue growth. During 1995, the Company opened new sales offices in Detroit, Chicago and Washington, DC. In addition, the Company significantly increased its presence at trade shows and expenses for advertising materials. The increase from 1993 to 1994 was due to the inclusion of twelve months of marketing expenditures for the combined operations of Alpharel and Optigraphics in 1994 versus only three months in 1993.

     General and administrative expense was $1,581,000, $1,146,000, and $907,000 for 1995, 1994 and 1993, respectively. The increase from 1994 to 1995 was due primarily to costs associated with additional personnel and associated costs in 1995 compared to 1994. The increase from 1993 to 1994 was due primarily to the inclusion of twelve months of additional personnel and other administrative costs in 1994 versus three months in 1993 as a result of the Optigraphics acquisition.

     In connection with the acquisition of Trimco, the Company wrote down certain intangible assets to their net realizable value resulting in a $1,664,000 charge to operations. The write down was a result of the acceleration of the Company's plans to introduce a next generation suite of products. Management believes that the Company will be able to complete the development of these new products sooner using the resources of the combined companies, thus reducing the likelihood of recovering existing capitalized software costs associated with the Company's current generation of products. In addition, the costs of certain software development tools which will not be utilized in the development of next generation products and certain software products to be replaced were also written off.

     In connection with the acquisition of Optigraphics, the Company incurred a restructuring charge of $3,447,000 in 1993. Included in the restructuring charge was a write-off of approximately $2,000,000 relating to the remaining balance of the Company's DDTMS Technology and certain capitalized software and equipment which was deemed not recoverable based on the technological direction of the new combined entity. The Company also accrued costs of almost $1,100,000 associated with consolidating operating departments and facilities along with severance costs for personnel reductions. The remainder of the restructuring charge related to an increase in reserve for excess inventory based on quantities on hand as compared to forecasted sales based on the direction of the combined companies.

INTEREST AND OTHER INCOME

     Interest and other income was $137,000, $207,000 and $183,000 for 1995, 1994, and 1993, respectively. The decrease in 1995 from 1994 was primarily the result of lower short term investment balances. The increase in 1994 from 1993 was primarily due to a gain recognized on the early retirement of a note payable to a former Optigraphics shareholder.

INTEREST AND OTHER EXPENSE

     Interest and other expense totaled $95,000, $115,000 and $54,000 for 1995, 1994 and 1993, respectively. The decrease in 1995 from 1994 was due to lower interest expense incurred on the Company's debt. The notes payable to former Optigraphics shareholders became due on September 24, 1995. These notes were partially refinanced by a revolving loan agreement. The increase in 1994 from 1993 is due to interest expense on the notes payable to former Optigraphics shareholders.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995 the Company's cash and cash equivalents totaled $4,656,000 as compared to $1,036,000 at December 31, 1994. At December 31, 1995, the Company's current ratio was 1.1 to 1. The Company also had short term investments totaling $270,000 which were comprised of time deposits. The Company has a revolving loan and security agreement which provides borrowings of up to $1,000,000. At December 31, 1995, $675,000 was outstanding on the revolving loan agreement and $325,000 was unused. See
Note 4 of the Notes to the Consolidated Financial Statements.

     In 1995, cash generated by operating and financing activities totaled $1,191,000 and $8,340,000, respectively, while cash used in investing activities totaled $5,911,000. Cash generated from financing activities in 1995 was primarily through the issuance of Series B Preferred Stock totaling $3,306,000 and the exercise of warrants totaling $4,230,000. A substantial portion of the cash used in investing activities was used in connection with the acquisition of Trimco and the payoff of the remaining payable to former Optigraphics shareholders which totaled $5,785,000.

     In 1994, cash used in operating activities totaled $1,391,000. A $497,000 cash outlay in 1994 related to the restructuring charge taken in 1993 primarily for the relocation and combining of facilities in connection with the Optigraphics acquisition. Accounts receivable increased $625,000 in 1994 due to the timing of orders received at the end of the year. In 1994, the Company used $786,000 in investing activities. The Company used $465,000 for investing in equipment and software for development. In addition, the Company invested $806,000 in internally generated software due to unifying the product lines acquired in the acquisition of Optigraphics. In 1994, the Company also paid off the remaining balance of its capital lease obligations, while reducing the principal balance on the notes payable to a bank and former Optigraphics shareholders. The use of cash was partially offset by $635,000 from short term investments maturing.

     On December 27, 1995, the Company acquired Trimco. See Note 2 to the Consolidated Financial Statements. The cash portion of the consideration to Trimco shareholders totaled $5,550,000. As part of the transaction, the Company also issued a convertible note payable in September 1996, having a principal balance of $1,000,000 with interest payable at 7% per annum. In February 1996, the note was converted into 250,000 shares of the Company's common stock. In addition, in connection with the transaction, the Company assumed an accrued liability for $1,051,000 payable to Trimco employees in January 1996.

     The Company anticipates that the combination of the Company and Trimco and the integration of the workforce and products of the combined companies will require a significant use of working capital. The Company believes that current working capital and funds generated from operations will be adequate to meet expected needs for working capital and capital expenditures over at least the next twelve months; however, to expedite the integration process the Company may explore additional financing options.

NET OPERATING LOSS TAX CARRYFORWARDS

     As of December 31, 1995, the Company had a net operating loss carryforward ("NOL") for Federal income tax purposes of $34,000,000. In addition, the Company generated but has not used research and investment tax credits for Federal income tax purposes of approximately $600,000. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes. The Company's ability to utilize any NOL and credit carryforwards in future years may be restricted, however, in the event the Company undergoes an "ownership change," generally defined as a more than 50 percentage point change of ownership by one or more statutorily defined "5-percent stockholders" of a corporation, as a result of future issuances or transfers of equity securities of the Company within a three-year testing period. In the event of an ownership change, the amount of NOL attributable to the period prior to the ownership change that may be used to offset taxable income in any year thereafter generally may not exceed the fair market value of the Company immediately before the ownership change (subject to certain adjustments) multiplied by the applicable long-term, tax-exempt rate announced by the Internal Revenue Service in effect for the date of the ownership change. A further limitation would apply to restrict the amount of credit carryforwards that might be used in any year after the ownership change. As a result of these limitations, in the event of an ownership change, the Company's ability to use its NOL and credit carryforwards in future years may be delayed and, to the extent the carryforward amounts cannot be fully utilized under these limitations within the carryforward periods, these carryforwards will be lost. Accordingly, the Company may be required to pay more Federal income taxes or to pay such taxes sooner than if the use of its NOL and credit carryforwards were not restricted.

     Over the past three years the Company has issued equity securities in connection with the Trimco acquisition in December 1995, Optigraphics acquisition in September 1993, and through traditional stock option grants to employees. Although there was no "ownership change" in 1995, this activity, combined with the liquidity available to stockholders as a result of the Company's common stock trading on The Nasdaq National Market, increases the potential for an "ownership change" for income tax purposes.

     In connection with the acquisition of Trimco, the Company acquired
deferred tax assets of  approximately $926,000.       The Company has
recorded a $626,000 valuation allowance, offsetting the deferred tax assets. Any future recognition of acquired tax benefits will be used first to reduce any remaining goodwill and other intangible assets related to the acquisition; once those assets are reduced to zero, the benefit will be included as a reduction of the Company's income tax provision.

     In connection with the acquisition of Optigraphics, the Company acquired Optigraphics' NOL of $9,500,000 for federal income tax purposes. As a result of the change in ownership of Optigraphics, $8,000,000 of the NOL is limited whereby the Company may only utilize approximately $500,000 annually to offset future taxable income of Optigraphics. The remaining portion of Optigraphics' NOL does not have any annual limitation.

INFLATION

     The Company believes that inflation has not had a material effect on its operations to date. Although the Company enters into fixed-price contracts, management does not believe that inflation will have a material impact on its operations for the foreseeable future, as the Company takes into account expected inflation in its contract proposals and is generally able to project its costs based on forecasted contract requirements.

QUARTERLY DATA (UNAUDITED)

     The following table contains unaudited quarterly financial data for each quarter of fiscal 1994 and 1995.

                                                                           Three Months Ended
                                        -----------------------------------------------------------------------------------------
                                         Mar 31,     June 30,    Sept 30,   Dec 31,    Mar 31,  June 30,   Sept 30,       Dec 31,
                                          1994        1994         1994      1994       1995      1995       1995          1995
(In thousands except per share data)     -------     --------    --------   -------    -------  --------   --------      --------
Revenues                                 $ 2,611      $2,315      $2,003     $2,618     $3,151    $3,351     $3,127      $  3,102
Gross profit                               1,309       1,243         875      1,298      1,459     1,929      1,851         1,701
Operating expenses                         1,106       1,162         991      1,283      1,240     1,512      1,625        14,435
Income (loss) from operations                203          81        (116)        15        219       417        226       (12,734)
Net income (loss)                            217         101         (63)        20        225       427        229       (12,711)
Net income (loss) per share                  .02         .01          -          -         .02       .03        .02          (.88)



      Because the Company sells large systems and has a long sales cycle and relatively few customers, one or a few customers may account for a substantial percentage of the Company's revenues in any particular period.
As a result, timing of customer requirements and contract execution may cause revenues and profitability to fluctuate significantly from period to period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Alpharel, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 39 present fairly, in all material respects, the financial position of Alpharel, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
San Diego, California
February 29, 1996

                                ALPHAREL, INC.
                         CONSOLIDATED BALANCE SHEET


                                                                DECEMBER 31,
                                                        ----------------------------
                                                          1995               1994
                                                        ----------        ----------
                                     ASSETS

Current assets:
  Cash and cash equivalents                             $4,656,000        $1,036,000
  Short term investments                                   270,000         1,585,000
  Short term investments, restricted                        -                219,000
  Receivables, net                                       4,207,000         2,973,000
  Inventory, net                                           469,000           726,000
  Other current assets                                     803,000           373,000
                                                       -----------        ----------
    Total current assets                                10,405,000         6,912,000

Property and equipment, net                              1,645,000           770,000
Computer software, net                                   1,549,000         1,336,000
Goodwill                                                 4,945,000           369,000
Deposits and other assets                                  458,000           384,000
                                                       -----------        ----------
                                                       $19,002,000        $9,771,000
                                                       -----------        ----------
                                                       -----------        ----------


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $ 2,192,000        $  959,000
  Accrued liabilities                                    3,211,000           942,000
  Notes payable                                          1,834,000         1,793,000
  Convertible note payable                               1,000,000              -
  Deferred revenue                                       1,229,000           419,000
                                                       -----------        ----------
    Total current liabilities                            9,466,000         4,113,000

Long term note payable                                     475,000              -
Other long term liabilities                                945,000              -
                                                       -----------        ----------
    Total liabilities                                   10,886,000         4,113,000
                                                       -----------        ----------

Commitments
Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; 650,761 designated;
    172,500 shares issued and outstanding                3,306,000              -
  Common stock, no par, 20,000,000 shares authorized;
    16,950,902 and 13,740,847 issued and outstanding,
    respectively                                        54,085,000        43,103,000
  Accumulated deficit                                  (49,275,000)      (37,445,000)
                                                       -----------        ----------
    Total shareholders' equity                           8,116,000         5,658,000
                                                       -----------        ----------
                                                       $19,002,000       $ 9,771,000
                                                       -----------        ----------
                                                       -----------        ----------



          See accompanying notes to the consolidated financial statements.

                                ALPHAREL, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                      FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------
                                                  1995            1994              1993
                                              ------------      -----------      -----------
Revenues                                      $ 12,731,000      $ 9,547,000      $ 8,354,000
Cost of revenues                                 5,791,000        4,822,000        4,444,000
                                              ------------      -----------      -----------
Gross profit                                     6,940,000        4,725,000        3,910,000
                                              ------------      -----------      -----------

Operating expenses:
  Research and development                       1,402,000          769,000        1,108,000
  Charge for purchased research and
       development                              10,595,000             -           4,920,000
  Marketing and sales                            3,570,000        2,627,000        1,361,000
  General and administrative                     1,581,000        1,146,000          907,000
  Write down of assets to net realizable value   1,664,000             -                -
  Restructuring expense                               -                -           3,447,000
                                              ------------      -----------      -----------
    Total operating expenses                    18,812,000        4,542,000       11,743,000
                                              ------------      -----------      -----------
Income (loss) from operations                  (11,872,000)         183,000       (7,833,000)
Interest and other income                          137,000          207,000          183,000
Interest and other expense                         (95,000)        (115,000)         (54,000)
                                              ------------      -----------      -----------
Income (loss) before income taxes              (11,830,000)         275,000       (7,704,000)
Provision for income taxes                            -                -                -
                                              ------------      -----------      -----------
Net income (loss)                             $(11,830,000)     $   275,000      $(7,704,000)
                                              ------------      -----------      -----------
                                              ------------      -----------      -----------
Net income (loss) per share                   $       (.84)     $       .02      $      (.64)
                                              ------------      -----------      -----------
                                              ------------      -----------      -----------
Weighted average shares
  outstanding                                   14,052,000       13,983,000       11,972,000
                                              ------------      -----------      -----------
                                              ------------      -----------      -----------


             See accompanying notes to the consolidated financial statements.

                                 ALPHAREL, INC.

              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                          Preferred Stock            Common Stock
                                        --------------------      -------------------       Stock     Accumulated
                                        Shares       Amount       Shares        Amount      Warrants     Deficit
                                       -------      --------      -------      --------     --------   -----------
Balance at December 31, 1992                                    11,350,831   $39,117,000     902,500   $(30,016,000)
  Exercise of stock options                                         63,650        45,000
  Expiration of warrants                                                                     (40,000)
  Issuance in connection with
     acquisition - Optigraphics                                  2,241,117     3,922,000
  Net loss                                                                                               (7,704,000)
                                                                ----------    ----------    --------   ------------
Balance at December 31, 1993                                    13,655,598    43,084,000     862,500    (37,720,000)
  Exercise of stock options                                         85,249        19,000
  Net income                                                                                                275,000
                                                                ----------    ----------    --------   ------------
Balance at December 31, 1994                                    13,740,847    43,103,000     862,500    (37,445,000)
  Exercise of stock options                                        426,375       188,000
  Exercise of underwriter
     unit warrants                                                 150,000       382,000      75,000
  Exercise of warrants                                             918,892     3,848,000    (918,892)
  Expiration of warrants                                                                     (18,608)
  Issuance in connection with
     acquisition - Trimco                                        1,714,788     6,564,000
  Issuance of Series B
     Preferred Stock                   172,500    $3,306,000
  Net loss                                                                                              (11,830,000)
                                      --------    ----------    ----------    -----------   ---------  ------------
Balance at December 31, 1995           172,500    $3,306,000    16,950,902   $54,085,000        -      $(49,275,000)
                                      --------    ----------    ----------    -----------   ---------  ------------
                                      --------    ----------    ----------    -----------   ---------  ------------


                See accompanying notes to the consolidated financial statements.

                                ALPHAREL, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       For the year ended December 31,
                                                                  -------------------------------------------
                                                                      1995             1994             1993
                                                                  -----------       ----------      ----------
Cash flows from operating activities:
  Net income (loss)                                               $(11,830,000)    $    275,000     $(7,704,000)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                      797,000          621,000         568,000
    Charge for purchased research and development                   10,595,000             -          4,920,000
    Write down of assets to net realizable value                     1,664,000             -              -
    Non-cash restructuring costs                                          -                -          3,092,000
Changes in assets and liabilities, net of effect of acquisitions:
    Receivables, net                                                  (422,000)        (625,000)        307,000
    Inventory, net                                                     303,000         (164,000)        377,000
    Other assets                                                      (161,000)        (217,000)         10,000
    Accounts payable                                                   (73,000)         317,000        (144,000)
    Accrued liabilities                                                145,000         (932,000)         47,000
    Billings in excess of costs                                           -            (351,000)       (538,000)
    Deferred revenue                                                    28,000         (315,000)        396,000
    Other long term liabilities                                        145,000             -              -
                                                                   -----------      -----------      ----------
Net cash provided (used in) by operating activities                  1,191,000       (1,391,000)      1,331,000
                                                                   -----------      -----------      ----------
Cash flows from investing activities:
  Short term investments maturing                                    1,534,000          635,000         778,000
  Purchases of property and equipment                                 (504,000)        (295,000)       (245,000)
  Purchases of software                                               (135,000)        (170,000)       (150,000)
  Computer software capitalized                                     (1,021,000)        (806,000)       (245,000)
  Cash paid for acquisitions, net of cash acquired                  (5,785,000)        (150,000)     (2,973,000)
                                                                   -----------      -----------      ----------
Net cash used in investing activities                               (5,911,000)        (786,000)     (2,835,000)
                                                                   -----------      -----------      ----------
Cash flows from financing activities:
  Principal payments under capital lease obligations                      -             (81,000)        (88,000)
  Principal payments under notes payable                               (84,000)         (62,000)         (9,000)
  Net borrowings under revolving loan agreement                        700,000             -              -
  Retirement of note payable to former
    Optigraphics shareholder                                              -             (36,000)          -
  Proceeds from issuance of preferred stock                          3,306,000             -              -
  Proceeds from exercise of warrants                                 4,230,000             -              -
  Proceeds from exercise of stock options                              188,000           19,000          45,000
                                                                   -----------      -----------      ----------
Net cash provided (used in) by financing activities                  8,340,000         (160,000)        (52,000)
                                                                   -----------      -----------      ----------
Net increase (decrease) in cash and cash equivalents                 3,620,000       (2,337,000)     (1,556,000)
Cash and cash equivalents at beginning of period                     1,036,000        3,373,000       4,929,000
                                                                   -----------      -----------      ----------
Cash and cash equivalents at end of period                         $ 4,656,000      $ 1,036,000     $ 3,373,000
                                                                   -----------      -----------      ----------
                                                                   -----------      -----------      ----------

                See accompanying notes to the consolidated financial statements.

                                ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     Alpharel, Inc. (the "Company") designs, develops, integrates and markets electronic document management systems that provide a means of electronically storing and managing documents and drawings for industrial, commercial and governmental applications. The Company's document management systems are software-based and provide the capability to handle document sizes ranging from small office documents to large engineering drawings.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY

     The functional currency of the Company's United Kingdom subsidiary is the local currency. Assets and liabilities are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect for the period. Net gains and losses resulting from foreign exchange transactions, which are not significant, are included in the Consolidated Statement of Operations.

USE OF ESTIMATES

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include realizability of deferred income tax assets, capitalized software costs, valuation of stock issued in acquisitions, allowance for doubtful accounts and reserves for excess or obsolete inventory.

REVENUE RECOGNITION

     The Company's revenues are derived from sales of its document management systems that are primarily composed of software and services, including maintenance, training and consulting services, and third party hardware. The Company recognizes revenue in accordance with Statement of Position 91-1 "Software Revenue Recognition". License and third party hardware revenues are recognized upon shipment of the product if no significant vendor obligations remain. In cases where a significant vendor obligation exists, revenue recognition is delayed until the obligation has been satisfied. Annual maintenance revenues consist of ongoing support and product updates and are recognized on a straight-line basis over the term of the contract. Payments received in advance of performance of the related service for maintenance contracts are recorded as deferred revenue. Revenues from training and consulting services are recognized when the services are performed. Contract revenues for long term contracts or programs requiring specialized systems are recognized using the percentage-of-completion method of accounting. Management has prepared the estimates of costs to complete using a systematic basis, and all known losses which would require recognition in the consolidated financial statements have been recognized.

     Contracts are billed based on the terms of the contract. There are no retentions in billed contract receivables. Unbilled contract receivables relate to revenues earned but not billed at the end of the period. Billings in excess of costs incurred and related earnings are included in current liabilities.

                                ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

FAIR VALUE OF FINANCIAL INVESTMENTS

     It is management's belief that the carrying amounts shown for the Company's financial instruments are reasonable estimates of their related fair values.

STOCK-BASED COMPENSATION ACCOUNTING

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." The Company has not elected early adoption of FAS
123. Upon adoption of FAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures as if the fair value based method prescribed by FAS 123 had been utilized. The disclosures under this standard will be required beginning in 1996.

SHORT TERM INVESTMENTS

     Short term investments consist of time deposits and U.S. Treasury securities which are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. All debt securities are classified as held-to-maturity as the Company has the positive intent and ability to hold the securities to maturity. As of December 31, 1995 and 1994 the amortized cost of the Company's held-to-maturity securities was $270,000 and $505,000, respectively. Unrealized gains and losses were not significant in 1995 and 1994.

CONCENTRATION OF CREDIT RISK

     The Company provides products and services to customers in a variety of industries worldwide, including automotive, aerospace, communication, utilities and defense-related manufacturing. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company's customer base.

INVENTORY

     Inventory consists of parts, supplies and subassemblies and is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of December 31, 1995 and 1994, the Company's reserve against excess quantities totaled $2,119,000 and $2,323,000, respectively.

                                ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and depreciated by the straight-line method over useful lives of two to seven years.

     Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease. Expenditures for ordinary repairs and maintenance are expensed as incurred while major additions and betterments are capitalized.

GOODWILL

     Goodwill represents the excess of cost of purchased businesses over the fair value of tangible and identifiable intangible net assets at the date of acquisition and is amortized over its estimated useful life of seven years. Accumulated amortization of goodwill was $146,000 and $80,000 at December 31, 1995 and 1994, respectively. The related amortization expense was $66,000, $66,000 and $14,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company evaluates the carrying values of goodwill at each balance sheet date as well as the amortization periods to determine whether adjustments are required. No such adjustments have been recorded by the Company.

DDTMS TECHNOLOGY

     DDTMS Technology was acquired in 1985 from Alpharel Technology Partners, Ltd. (a limited partnership) and was recorded at the estimated fair market value of the common stock exchanged as determined by an independent valuation consulting firm. During 1993, the Company wrote off the remaining balance of $1,657,000 which was deemed not recoverable based on the technological direction of the Company after the acquisition of Optigraphics Corporation (Note 2). Amortization expense relating to the technology for the year ended December 31, 1993 was $111,000.

SOFTWARE DEVELOPMENT COSTS

     Software development and purchased software costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product's current gross revenues to the total of current and expected gross revenues or the straight line method. Accumulated amortization of capitalized software costs was $470,000 and $529,000 at December 31, 1995 and 1994, respectively. The related amortization expense was $325,000, $191,000 and $144,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company evaluates the carrying value of unamortized capitalized software costs at each balance sheet date to determine whether any net realizable value of adjustments are required (Note 2).

                                ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

INCOME TAXES

     Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax basis of assets and liabilities. Deferred income tax expense is the change during the year in the deferred income tax asset or liability (Note 8). Investment tax credits arising from qualified capital expenditures prior to December 31, 1985 are carried forward to be utilized as a reduction of income tax expense in the period they become available for federal income tax reporting purposes.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed on the basis of weighted average shares and common stock equivalent shares outstanding for each period presented, if dilutive.

STATEMENT OF CASH FLOWS

     Cash and cash equivalents are comprised of cash on hand and short-term investments with original maturities less than 90 days.

     In 1995 cash and non-cash investing and financing activities relating to the acquisition of Trimco Group plc (Note 2) were as follows:

     Purchased research and development                     $ 10,595,000
     Fair market value of assets acquired, excluding cash      8,195,000
     Liabilities assumed                                      (5,046,000)
     Common stock issued                                      (6,564,000)
     Note payable issued                                      (1,000,000)
     Accrued acquisition costs                                  (587,000)
                                                           -------------
         Cash paid for acquisition of Trimco                 $ 5,593,000
                                                           -------------
                                                           -------------



     In 1993 cash and non-cash investing and financing activities relating to the acquisition of Optigraphics (Note 2) were as follows:

     Purchased research and development                      $ 4,920,000
     Fair market value of assets acquired, excluding cash      6,049,000
     Liabilities assumed                                      (1,962,000)
     Common stock issued                                      (3,922,000)
     Notes payable issued                                     (1,770,000)
     Payable to Optigraphics shareholders                       (342,000)
                                                           -------------
         Cash paid for acquisition of Optigraphics           $ 2,973,000
                                                           -------------
                                                           -------------

                                                              For the year ended December 31,
                                                          -------------------------------------
                                                             1995          1994         1993
                                                          ----------    ----------   ----------
Supplemental cash flow information:
  Interest paid                                           $ 86,000       $115,000     $ 27,000
                                                          --------      ---------    ---------
                                                          --------      ---------    ---------
Schedule of noncash financing activity:
  Indemnification obligations applied against
    notes payable to former Optigraphics shareholders     $100,000       $   -        $   -
                                                          --------       ---------    ---------
                                                          --------       ---------    ---------

                                ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITIONS AND RESTRUCTURING

TRIMCO GROUP PLC:

     On December 27, 1995, the Company entered into a Sale and Purchase Agreement to acquire all of the outstanding stock of Trimco Group plc ("Trimco") for total consideration of $14,165,000 before acquisition costs of $630,000. The purchase price was comprised of $5,550,000 in cash, 1,714,788 shares of Alpharel common stock with a valuation of $6,564,000 (based on a $3.83 per share as of November 20, 1995), a convertible note payable having a total principal amount of $1,000,000 due September 27, 1996. The purchase price also included obligations assumed which are to be paid to Trimco employees in connection with the acquisition, consisting of cash of $1,051,000.

     The acquisition was accounted for using the purchase method. A portion of the purchase price relates to research and development projects that Trimco had undertaken, resulting in a charge of $10,595,000 to the Company's operations. At the date of acquisition the technological feasibility of acquired technology had not yet been established and the technology has no future alternative uses. The Company anticipates expending a significant portion of its own development resources on the completion of this technology for anticipated new product offerings late 1996. The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired after allocation of the purchased research and development totals $4,640,000 and has been recorded as goodwill. The goodwill is being amortized over its estimated useful life of seven years. Trimco's operating results have been included in the consolidated financial statements from the date of acquisition.

     The Company also wrote down certain software development and purchased software costs to net realizable value. These costs were deemed not to be recoverable due to the Company's plan to accelerate the introduction of the next generation of software products as a result of the greater development resources now available. In addition, the costs of certain software development tools which will not be utilized in the development of the next generation of software products and certain software products to be replaced were also written off. Included in the Company's operating results is a $1,664,000 charge related to these write offs.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred on January 1, 1994, after giving effect to certain adjustments, including amortization of goodwill and interest expense on the convertible note payable. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which may have actually occurred had the combination been in effect during the periods presented, or which may occur in the future. The pro forma results are as follows:


                                              ( Unaudited )
                                       (000's except per share data)
                                      For the year ended December 31,
                                      -------------------------------
                                            1995           1994
                                        ------------   ------------
  Total revenue                           $20,752        $ 16,305
  Net loss                                $(1,117)       $(11,312)
  Net loss per share                      $  (.07)       $   (.72)
  Shares used in per share calculation     15,748          15,698

                                ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Optigraphics Corporation:

     On September 24, 1993, the Company purchased all of the outstanding equity securities of Optigraphics Corporation ("Optigraphics") for total consideration of $8,401,000 before expenses of $606,000. The purchase price was comprised of $2,709,000 in cash, 2,241,000 shares of Alpharel common stock with a valuation of $3,922,000 (based on $1.75 per share as of September 24, 1993) and notes having a principal balance of $1,770,000 due on September 24, 1995 with interest payable quarterly at 6% per annum. The notes were subject to offset for certain indemnification obligations of Optigraphics' shareholders.

     The acquisition was accounted for using the purchase method. A portion of the purchase price related to the research and development projects Optigraphics had undertaken, resulting in a charge to the Company's operations of $4,920,000. The $449,000 excess of the purchase price over the fair value of the tangible and identifiable intangible net assets acquired has been recorded as goodwill and is being amortized over its useful life of seven years. Optigraphics' operating results have been included in the consolidated financial statements from the date of acquisition.

     The Company also incurred a restructuring charge of $3,447,000 in connection with combining Optigraphics and Alpharel. Included in the restructuring charge is a write-off of approximately $2,000,000 relating to the remaining balance of DDTMS Technology and certain capitalized software and equipment which was deemed not to be recoverable based on the technological direction of the new combined entity. The Company also incurred costs of almost $1,100,000 associated with consolidating operating departments and facilities into one location along with severance costs for personnel reductions. The remainder of the restructuring charge related to the new technological direction of the new combined entity, and was specifically to reserve for excess inventory based on quantities on hand in excess of forecasted sales. The non-cash portion of the restructuring charge was $2,500,000, while cash expenditures of $497,000 and $355,000 were made in 1994 and 1993, respectively. At December 31, 1994, all restructuring costs had been paid.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred on January 1, 1992, after giving effect to certain adjustments, including amortization of goodwill and interest expense on notes to former Optigraphics shareholders. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which may have actually occurred had the combination been in effect during the periods presented, or which may occur in the future. The pro forma results are as follows:

                                               ( Unaudited )
                                       (000's except per share data)
                                      For the year ended December 31,
                                       -----------------------------
                                            1993           1992
                                           -------        -------
   Total revenue                           $13,121        $15,817
   Net loss                                $(1,765)       $(9,834)
   Net loss per share                      $  (.13)       $  (.72)
   Shares used in per share calculation      13,615        13,573

                                ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BALANCE SHEET INFORMATION:

                                                             DECEMBER 31,
                                                       -------------------------
                                                           1995          1994
                                                       -----------   -----------
     RECEIVABLES, NET:
        Billed receivables                             $ 4,287,000   $ 2,551,000
        Unbilled receivables                                45,000       584,000
        Less allowance for doubtful accounts              (125,000)     (162,000)
                                                       -----------   -----------
                                                       $ 4,207,000   $ 2,973,000
                                                       -----------   -----------
                                                       -----------   -----------

     OTHER CURRENT ASSETS:
        Prepaid maintenance contracts                  $    92,000   $    54,000
        Prepaid expenses and other                         711,000       319,000
                                                       -----------   -----------
                                                       $   803,000   $   373,000
                                                       -----------   -----------
                                                       -----------   -----------

     PROPERTY AND EQUIPMENT, NET:
        Machinery and equipment                        $   574,000   $   408,000
        Computer equipment                               4,885,000     2,241,000
        Furniture and fixtures                             419,000       168,000
        Leasehold improvements                             177,000        30,000
                                                       -----------   -----------
                                                         6,055,000     2,847,000
        Less accumulated depreciation
          and amortization                              (4,410,000)   (2,077,000)
                                                       -----------   -----------
                                                       $ 1,645,000   $   770,000
                                                       -----------   -----------
                                                       -----------   -----------

     ACCRUED LIABILITIES:
        Employee compensation and related expenses     $ 1,333,000   $   113,000
        Accrued vacation                                   233,000       215,000
        Accrued acquisition costs                          447,000          -
        Other                                            1,198,000       614,000
                                                       -----------   -----------
                                                       $ 3,211,000   $   942,000
                                                       -----------   -----------
                                                       -----------   -----------

     OTHER LONG TERM LIABILITIES:
        Accrual for unfavorable leases assumed         $   622,000   $      -
        Other                                              323,000          -
                                                       -----------   -----------
                                                       $   945,000   $      -
                                                       -----------   -----------
                                                       -----------   -----------


     The Company assumed leases for facilities of Trimco for which no future benefit is anticipated. The accrual for unfavorable leases assumed relates to a liability for the minimum lease payments less estimated sublease rental income on these leases.

                                ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE:

     In September 1995, the Company entered into a revolving loan and security agreement, which provides for borrowings of up to $1,000,000. At December 31, 1995, $675,000 was outstanding on the revolving loan agreement and $325,000 was unused. The maximum credit available under this facility declines by $200,000 in September of each year hereafter. The loan balance is payable in monthly installments of $16,667 with interest equal to the 30-day Commercial Paper Rate plus 2.95% (8.79% at December 31, 1995). Total borrowings under the revolving loan agreement are collateralized by the Company's assets. The revolving loan and security agreement contains certain restrictive covenants including debt to tangible net worth ratio.

     At December 31, 1995, the Company had an outstanding payable for cash advanced by a bank which acted as paying agent for the notes due to former Optigraphics shareholders having a principal balance of $1,634,000 payable on demand. The notes with an original maturity of September 1995 provided for interest payable quarterly at 6% per annum and were issued as part of the total consideration paid in connection with the acquisition of Optigraphics Corporation. At December 31, 1994, the balance of notes due to former Optigraphics shareholders was $1,734,000.

     At December 31, 1995, the Company had an outstanding convertible note in connection with the acquisition of Trimco having a principal balance of $1,000,000 payable at 7% per annum, due on September 27, 1996. The note was convertible into common stock at a rate of $4.00 per share, or an aggregate of 250,000 shares. The note was secured by a second-priority lien on the Company's assets, subject to the first-priority lien of the Company's existing revolving loan agreement. In February 1996, the note was converted into 250,000 shares of the Company's common stock.

     At December 31, 1994, the Company had an outstanding note payable to a bank having a principal balance of $59,000, payable in monthly installments of $5,000 plus interest at prime plus 1.35% (9.85% at December 31, 1994). The remaining balance was paid in 1995.

NOTE 5 - PREFERRED STOCK:

     In December 1995 the Company issued 172,500 shares of a new series of preferred stock, the Series B Convertible Preferred Stock (the "Series B Preferred Stock") for total proceeds of $3,450,000 before expenses. The Series B Preferred Stock bears a dividend of 8% per annum, accruing quarterly, and is convertible into shares of the Company's common stock after February 10, 1996, at the option of the holders, and after April 18, 1996, at the option of the Company. The conversion ratio is a fraction, the numerator of which is $20.00 plus accrued but unpaid dividends, and the denominator of which is the lesser of $5.19 and 82.5% of the average closing trading prices on the three trading days immediately preceding the date of conversion. In the event that, on any conversion date, the applicable conversion price then in effect is such that the aggregate number of shares of common stock that would then be issuable upon conversion of all shares of the Series B Preferred Stock would equal or exceed 1,070,000 shares, then the Company is obligated to convert only a portion of such shares subject to a notice of conversion, and is obligated to redeem the remainder of the shares subject to such notice of conversion out of funds legally available for such redemption. In February 1996, the 172,500 shares of Series B Preferred Stock were converted into 813,234 shares of common stock.

                                ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - UNIT OFFERING:

     In December 1991, the Company issued common stock and warrants through a unit offering. The Company received net proceeds of approximately $2,600,000 upon issuing 750,000 units at a unit price of $4.25. In January 1992, the underwriter exercised its over-allotment option and the Company sold an additional 112,500 units for net proceeds of $365,000. Each unit consists of two shares of common stock of the Company and one warrant to purchase one share of common stock at an exercise price of $4.25. The warrants, which were due to expire on December 12, 1994, were extended to December 12, 1995. In connection with this offering, the underwriter received warrants to purchase 75,000 units at $5.10 per unit for a period of four years commencing one year from the date of the offering. In November 1995, the underwriter exercised its option to purchase the 75,000 units for net proceeds of $382,000. Also in 1995, warrants were exercised for 918,892 shares of common stock for net proceeds of $3,848,000.

NOTE 7 - COMMON STOCK OPTIONS:

     In 1987, the Company adopted its 1987 Stock Option Plan (the "Plan"). In June 1993 and June 1994, the shareholders approved an increase in the number of authorized shares for issuance under the plan by 200,000 and 700,000 shares, respectively. Remaining authorized shares subject to grants but unissued are 93,725. Options granted to employees under the Plan may be either incentive stock options or nonqualified options. Only nonqualified options may be granted to nonemployee directors and consultants.

     The option vesting period is determined by the Stock Option Committee and usually provides that 25% of the options granted can be exercised 90 days from the date of grant, and thereafter, these options become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the date of grant. Options granted are generally due to expire upon the sooner of five years from date of grant, thirty days after termination of services other than by reason of convenience of the Company, disability or death, three months after disability, or one year after the date of the option holder's death. The option exercise price is equal to the fair market value of the common stock on the date of grant.

     The following table summarizes stock option activity for the three years ended December 31, 1995:

                                                          Shares Under Option
                                                       --------------------------
                                                       Incentive          Non
                                         Options         Stock           Qualified
                                       Price Range      Options           Options
                                     -------------     ---------        -----------
At December 31, 1992                 $0.13 - $2.31       934,650            60,000
  Granted                            $1.50 - $1.91       415,000             -
  Exercised                          $0.13 - $1.50       (63,650)            -
  Expired                            $1.50 - $2.00      (210,000)            -
                                                       ---------         ---------
At December 31, 1993                 $0.13 - $2.31     1,076,000            60,000
  Granted                            $1.38 - $1.63       140,000            20,000
  Exercised                          $0.13 - $0.38       (65,500)          (20,000)
  Expired                            $1.63 - $1.69       (22,000)            -
                                                       ---------          --------
At December 31, 1994                 $0.13 - $2.31     1,128,500            60,000
  Granted                            $1.50 - $6.13       542,800            20,000
  Exercised                          $0.13 - $2.31      (386,400)          (40,000)
  Expired                            $1.63 - $5.31       (11,350)            -
                                                      ----------          --------
At December 31, 1995                 $1.50 - $6.13     1,273,550            40,000
                                                      ----------          --------
                                                      ----------          --------


                                ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK OPTIONS (CONTINUED):

     At December 31, 1995, 745,825 incentive stock options and 15,000 nonqualified stock options were exercisable.

NOTE 8 - INCOME TAXES:

     For the years ended 1995, 1994 and 1993, the Company did not record a provision (or benefit) for income taxes, as a result of having tax losses in those years without the ability to carryback such losses. The Company's tax loss position in 1995 is due primarily to the amortization expense associated with capitalized research and development costs for tax purposes. In addition, the Company expensed for tax purposes inventory scrapped which had been fully reserved for book purposes in prior years. At December 31, 1995 the Company has recorded deferred tax assets of $16,000,000 and $1,900,000 for federal and state purposes, respectively, before the valuation allowance. The principle components of the deferred tax assets are deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. Deductible temporary differences relate to differences in the timing of income and expense recognition for book and tax purposes, primarily the provision to write down certain assets to their net realizable value, to differences in the fair market value of assets acquired from Optigraphics and their tax basis, to the Company's election to capitalize research and development expenditures for tax purposes, and other miscellaneous items. In connection with the acquisition of Trimco, the Company acquired a deferred tax asset of $926,000.

     The Company has net operating loss carryforwards of $34,000,000 and $14,400,000 for federal and state tax purposes, respectively, which expire in 1996 through 2010. Net operating losses acquired from Optigraphics are limited to offset that entity's future taxable income and are subject to annual limitations. In addition, if certain substantial changes in the Company's ownership should occur, there would be a limitation on the amount of the consolidated net operating loss carryforwards and tax credits which can be utilized. The Company has investment and research activity credit carryforwards aggregating $600,000, which will substantially expire in the years 2000 through 2004.

     As of December 31, 1995 and 1994, the Company recorded deferred tax asset valuation allowances of $17,600,000 and $16,300,000, respectively, for net deferred tax assets which more likely than not, will not be realized based on recent and expected trends in operating results. Any future recognition of acquired tax benefits will be used first to reduce any remaining goodwill and other intangible assets related to the acquisitions; once those assets are reduced to zero, the benefit will be included as a reduction of the Company's income tax provision.

                                ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS:

     The Company leases its principal facilities under a long-term operating lease which includes rent escalations of 4% per annum. The Company also has a long-term operating lease for another facility that includes rent escalations not to exceed 4% in any year. The lease expires in April 2001. The Company recognizes rental expense on a straight line basis over the term of the leases.

     The Company's Trimco subsidiary leases a facility which occupies 9,800 square feet in Ealing, London in the United Kingdom. The lease expires in March 2003 and Trimco has the option to terminate the lease in March 1998 with six months notice.

     Future minimum lease payments under operating lease agreements at December 31, 1995 are as follows:

                                          Operating
                                            Lease
                                        ------------
       1996                             $  473,000
       1997                                445,000
       1998                                380,000
       1999                                391,000
       2000                                399,000
       Thereafter                          275,000
                                        ----------
     Total minimum lease payments       $2,363,000
                                        ----------
                                        ----------

     Rent expense under operating leases was $479,000, $268,000 and $189,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

          Name                 Age           Position
          ----                 ----          ---------
     Stephen P. Gardner         42     President and Chief Executive Officer
     Jay V. Tanna               56     Executive Vice President and
                                       Chief Operating Officer
     Roger H. Erickson          39     Vice President Alliances and General
                                       Manager PDM Business Unit
     Richard J. Kennedy         55     Vice President, Operations
     John W. Low                39     Chief Financial Officer and Secretary
     Garrett W. Stowell         47     Vice President and Chief Technology
                                       Officer
     Terrence P. Theobald       40     Vice President Engineering


     Mr. Gardner became President and Chief Executive Officer effective March 8, 1995. Until joining the Company, he had served as Corporate Vice President of Data General since October 1993. Previously, Mr. Gardner was Vice President of Marketing for AViiON, a Data General business unit from March 1993. Prior to Data General, Mr. Gardner was President of Integris, an independent division of Groupe Bull, since October 1991. Before heading Integris, Mr. Gardner held the positions of Vice President, North American Marketing and Vice President, Small Systems Product Line Management at Groupe Bull. Mr. Gardner earned his MBA from Harvard Graduate School of Business Administration in 1981 and his A.B. from Princeton University in 1975.

     Mr. Tanna has served as a Director of the Company since the acquisition of Trimco by the Company in December 1995. Mr. Tanna also became the Executive Vice President of the Company at such time, and was appointed Chief Operating Officer of the Company in February 1996. Prior to the Trimco acquisition, Mr. Tanna served as Managing Director of Trimco, beginning in 1988. Before joining Trimco, Mr. Tanna held the positions of Managing Director at Sorco Engineering Ltd, a construction engineering firm from 1985 to 1987, and Director of Projects at Lummus Co. Ltd, a construction engineering firm from 1979 to 1985. Mr. Tanna earned a B.S.C. degree in Engineering with Honors from London University in 1963.

     Mr. Erickson has served as Vice President, Alliances and General Manager PDM Business Unit since February 1996. Previously, he served as Executive Vice President, Sales and Marketing since September 1993 and was a Director of the Company from July 1990 to June 1995. From October 1991 to August 1993 Mr. Erickson served as Chief Executive Officer and President of the Company. From June 1990 to October 1991, Mr. Erickson served as Vice President, Engineering. From March to May 1990, Mr. Erickson was Director of Technical Marketing at West Coast Information Systems, Inc. From 1984 until March 1990, Mr. Erickson served the Company in several positions including Senior Systems Engineer and Director of Technical Projects. Mr. Erickson earned a M.S. degree in Computer Science from the University of California, Santa Barbara in 1982 and a B.A. degree in Mathematics from Westmont College in 1978.

     Mr. Kennedy became Vice President, Operations effective August 1995. Prior to joining the Company, Mr. Kennedy was Vice President of Operations at Integris, a business unit of Groupe Bull. From 1968-1991 Mr. Kennedy held various positions at Bull HN Information Systems, the latest as Director of Product Management. Mr. Kennedy earned a M.S. degree in Engineering from Northwestern University in 1962 and a B.S. degree in Engineering in 1969 from Merrimack College.

     Mr. Low has served as Chief Financial Officer and Secretary since June 1990. Previously, Mr. Low had served as Corporate Controller since joining the Company in August 1987. From 1980 until joining the Company, Mr. Low was with Price Waterhouse, most recently as a Manager working with middle-market and growing companies. Mr. Low, who is a certified public accountant, earned a B.A. degree in Economics from the University of California, Los Angeles in 1978.

     Dr. Stowell has served as Vice President and Chief Technology Officer since April 1995. Previously, he served as Vice President, Product Development since the acquisition of Optigraphics in September 1993. For Optigraphics Dr. Stowell served as Vice President of Engineering from September 1985 until September 1993. Prior to joining Optigraphics, he was Vice President of Research and Development at Synercom Corporation and held similar engineering management positions at Megatek Corporation. He received his doctorate in Engineering from Purdue University in 1975, and was a member of the teaching and research faculty, specializing in computer graphics. Dr. Stowell also earned a M.S. degree in Mechanical Engineering in 1971 and a B.S. degree in Electrical Engineering in 1970, both from Purdue University.

     Mr. Theobald has served as Vice President, Engineering since January 1996. Prior to being promoted, Mr. Theobald served as Director, Projects and Services since September 1993, and Director of Engineering from December 1992 to September 1993. Mr. Theobald joined the Company in July 1992 as a Project Manager. Before joining Alpharel, Mr. Theobald spend 14 years at Northrop Corporation, most recently as Manager of Information Systems Development.
Mr. Theobald earned his MBA from Pepperdine University in 1982, and his B.S. degree in Biology from Loyola Marymount University in 1977.

     All executive officers hold office at the pleasure of the Board of Directors.

     Information relating to Directors is set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1995, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to Executive Compensation is set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1995, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1995, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to Certain Relationships and Related Transactions is set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1995, and such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, SCHEDULES, AND EXHIBITS

     (1)  FINANCIAL STATEMENTS:

          Consolidated Balance Sheet as of December 31, 1995 and 1994

          Consolidated Statement of Operations for the years ended December 31, 1995, 1994 and 1993

          Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

          Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994, and 1993

          Notes to the Consolidated Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES:

          Schedule II - Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3)  EXHIBITS:

          3.1*  Registrant's Articles of Incorporation, as amended

          3.2*  Registrant's Bylaws

          3.3*  Amendment to Registrant's Bylaws adopted January 19, 1988

          3.4* Amendment to Registrant's Articles of Incorporation adopted May 24, 1988

          3.5* Amendment to Registrant's Articles of Incorporation adopted March 16, 1987

          4.1*  Specimen Certificate of Common Stock

          4.2*  Specimen Certificate of Redeemable Common Stock Purchase Warrant

         10.1* Purchase Agreement dated as of April 10, 1986, between Registrant and Lockheed Corporation, including form of Cross License Agreement and Shareholder Agreement

         10.2* Purchase Agreement dated as of August 26, 1986, between Registrant and Lockheed Corporation

         10.3* Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement

         10.4* Form of Indemnification Agreement with officers and directors

         10.5*  1987 Stock Option Plan, as amended April 27, 1994

         10.6* Warrant Agreement dated December 12, 1991 between the Company and Security Pacific National Bank.

         10.7* Sublease Agreement dated August 31, 1992 between the Company and Unisys Corporation

         10.8* Agreement and Plan of Merger and Reorganization dated as of July 7, 1993 by and among the Company, AO Acquisition Corporation and Optigraphics Corporation

         10.9* Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of September 15, 1993 by and among the Company, AO Acquisition Corporation and Optigraphics Corporation

         10.10* WCMA and Term Loan Agreement dated July 6, 1994 between
                Optigraphics Corporation and Merrill Lynch Business Financial Services, Inc.

         10.11* Standard Industrial Lease dated April 1, 1994 between the Company and Utah State Retirement Fund, a common trust fund

         10.12* Purchase and Sale Agreement dated December 27, 1995 by and between the Company, Mr. Tanna and the shareholders of Trimco Group plc (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

         10.13* Convertible Loan Note dated December 27, 1995 issued by the
                Company (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

         10.14* Certificate of Determination of the Series B Convertible
                Preferred Stock (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

         10.15* Convertible Preferred Stock Purchase Agreement dated
                December 20, 1995 by and between the Company and Newsun Limited (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

         10.16* Convertible Preferred Stock Purchase Agreement dated
                December 20, 1995 by and between the Company and THC, Inc. (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

         10.17* Form of Certificate representing the Series B Convertible
                Preferred Stock (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

         10.18* Letter Agreement dated January 2, 1996 by and among the
                Company, Newsun Limited and THC, Inc. (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

         11     Statement Re Computation of Per Share Earnings

         21     Subsidiaries of Registrant

         23     Consent of Price Waterhouse LLP

         27     Requirements for the Format and Input of Financial
                Data Schedules

(b)  Current Reports on Form 8-K


     Form 8-K, dated November 20, 1995
     Form 8-K, dated December 27, 1995
     Amendment No. 1 on Form 8-K/A, dated March 8, 1996 to Form 8-K, dated
               December 27, 1995

- -------------------
* Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ALPHAREL, INC.
Dated:  March 29, 1996

                                         By:    /s/ STEPHEN P. GARDNER
                                            -----------------------------------
                                             Stephen P. Gardner
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    /s/  Robert T. Bruce
- ----------------------------         Chairman of the Board and Director               March 29, 1996
      Robert T. Bruce


    /s/ Stephen P. Gardner
- ----------------------------         President and Chief Executive Officer            March 29, 1996
      Stephen P. Gardner             (Principal Executive Officer) and Director


    /s/ Jay V. Tanna
- ----------------------------         Executive Vice President and                     March 29, 1996
       Jay V. Tanna                  Chief Operating Officer and Director


   /s/ John W. Low
- ----------------------------         Chief Financial Officer and Secretary            March 29, 1996
     John W. Low                     (Principal Financial and Accounting Officer)


   /s/ Dominic K. Chan
- ----------------------------         Director                                         March 29, 1996
      Dominic K. Chan


- ----------------------------         Director                                         March 29, 1996
    D. Ross Hamilton


   /s/ Michael J. McGovern
- ----------------------------         Director                                         March 29, 1996
    Michael J. McGovern


   /s/ Larry D. Unruh
- ----------------------------         Director                                         March 29, 1996
     Larry D. Unruh


                                       42

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                ALPHAREL, INC.

           Column A                         Column B              Column C                    Column D              Column E
- ------------------------------------------------------------------------------------------------------------------------------
                                                                    Additions
                                                            ---------------------------
                                                                             Charged to
                                           Balance at       Charged to         Other                                Balance at
                                            Beginning        Costs and        Accounts-       Deductions-             End of
          Description                       of Period        Expenses         Describe         Describe               Period
- ------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
  Deducted from asset accounts:
  Allowance for doubtful accounts          $   162,000        $ 35,000                         $  (72,000)(a)      $   125,000
  Excess inventory reserve                 $ 2,323,000                                         $ (204,000)(b)      $ 2,119,000
  Tax benefit reserve                      $16,300,000                       $1,300,000(c)                         $17,600,000
- ------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994:
  Deducted from asset accounts:
  Allowance for doubtful accounts          $   161,000        $ 50,000                         $  (49,000)(a)      $   162,000
  Excess inventory reserve                 $ 2,540,000                                         $ (217,000)(b)      $ 2,323,000
  Tax benefit reserve                      $16,400,000                                         $ (100,000)(d)      $16,300,000
- ------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993:
  Deducted from asset accounts:
  Allowance for doubtful accounts          $    45,000        $116,000                                             $   161,000
  Excess inventory reserve                 $ 2,201,000        $362,000                         $  (23,000)(b)      $ 2,540,000
  Tax benefit reserve                      $11,100,000                       $5,300,000(c)                         $16,400,000
- ------------------------------------------------------------------------------------------------------------------------------

(a) Amount written off

(b) Inventory scrapped or sold at less than cost

(c) Valuation allowance against benefit recorded

(d) Adjustment relating to tax provision