Form 10-Q
period 1996-03-31
ALPHAREL INC /CA/
filed 1996-05-15
CIK 813747

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1996


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15935


                                 ALPHAREL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                    95-3634089
- -------------------------------                     --------------------
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


                           YES     X     NO
                                 -----        -----


Number of shares of Common Stock outstanding at May 2, 1996:   18,277,886
                                                              -------------


Number of Sequentially Numbered Pages: 12
Exhibit Index at Page 1

                                 ALPHAREL, INC.
                                 --------------

                                      INDEX
                                      -----





                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION


    Item 1.   Financial Statements


                   Consolidated Balance Sheet                               2


                   Consolidated Statement of Operations                     3


                   Consolidated Statement of Cash Flows                     4


                   Notes to the Consolidated Financial Statements           5


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7



PART II. OTHER INFORMATION                                                  10

                                 ALPHAREL, INC.
                         PART I.  FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                              March 31, 1996   December 31, 1995
                                              --------------   -----------------
                                                (unaudited)
                                     ASSETS
                                     ------

Current assets:
     Cash and cash equivalents                 $  1,074,000       $   4,656,000
     Short term investments                          90,000             270,000
     Receivables, net                             5,597,000           4,207,000
     Inventory, net                                 444,000             469,000
     Other current assets                           864,000             803,000
                                                -----------        ------------
          Total current assets                    8,069,000          10,405,000

Property and equipment, net                       1,613,000           1,645,000
Computer software, net                            1,477,000           1,549,000
Goodwill                                          4,763,000           4,945,000
Deposits and other assets                           435,000             458,000
                                                -----------        ------------
                                                $16,357,000        $ 19,002,000
                                                -----------        ------------
                                                -----------        ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                          $  2,317,000       $   2,192,000
     Accrued liabilities                          1,757,000           3,211,000
     Notes payable                                  200,000           1,834,000
     Convertible note payable                             -           1,000,000
     Deferred revenue                               806,000           1,229,000
                                                -----------        ------------
          Total current liabilities               5,080,000           9,466,000

Long term note payable                              435,000             475,000
Other long term liabilities                         822,000             945,000
                                                -----------        ------------
          Total liabilities                       6,337,000          10,886,000
                                                -----------        ------------

Commitments
Shareholders' equity:
     Preferred stock, $1 par value,
          1,000,000 shares authorized;
          650,761 designated; 172,500 shares
          issued and outstanding                          -           3,306,000
     Common stock, no par, 20,000,000 shares
          authorized; 18,134,886 and
          16,950,902 issued and outstanding,
          respectively                           58,601,000          54,085,000
     Foreign currency translation adjustment         17,000                   -
     Accumulated deficit                        (48,598,000)        (49,275,000)
                                                -----------        ------------
          Total shareholders' equity             10,020,000           8,116,000
                                                -----------        ------------
                                               $ 16,357,000        $ 19,002,000
                                                -----------        ------------
                                                -----------        ------------

See accompanying notes to the consolidated financial statements.

                                 ALPHAREL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (Unaudited)


                                                      For the three months
                                                         ended March 31,
                                              ---------------------------------
                                                   1996                1995
                                              -------------       -------------
Revenues                                      $   6,061,000        $  3,151,000

Cost of revenues                                  2,513,000           1,692,000
                                              -------------       -------------

Gross profit                                      3,548,000           1,459,000
                                              -------------       -------------

Operating expenses:
     Research and development                       907,000             225,000
     Marketing and sales                          1,253,000             693,000
     General and administrative                     711,000             322,000
                                              -------------       -------------
          Total operating expenses                2,871,000           1,240,000
                                              -------------       -------------

Income from operations                              677,000             219,000

Interest and other income                            26,000              34,000
Interest and other expense                          (26,000)            (28,000)
                                              -------------       -------------

Income before taxes                                 677,000             225,000

Provision for taxes                                       -                   -
                                              -------------       -------------

Net income                                    $     677,000       $     225,000
                                              -------------       -------------
                                              -------------       -------------

Net income per share                          $         .04       $         .02
                                              -------------       -------------
                                              -------------       -------------

Weighted average shares outstanding              18,813,000          14,065,000


See accompanying notes to the consolidated financial statements

                                 ALPHAREL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (Unaudited)

                                                     For the three months
                                                       ended March 31,
                                                     --------------------
                                                   1996                1995
                                                   ----                ----
Cash flow from operating activities:
     Net income                                $    677,000        $    225,000
          Adjustments to reconcile net
          income to net cash used by
          operating activities:
     Depreciation and amortization                  605,000             164,000
     Changes in assets and liabilities:
          Receivables                            (1,390,000)            521,000
          Inventory                                  25,000             200,000
          Other assets                               76,000             (22,000)
          Accounts payable                          125,000            (113,000)
          Accrued liabilities                    (1,454,000)            (37,000)
          Deferred revenue                         (423,000)            (92,000)
          Other long term liabilities              (123,000)                  -
                                              -------------       -------------
Net cash provided by (used in) operating
      activities                                 (1,882,000)            846,000
                                              -------------       -------------
Cash flows from investing activities:
     Short term investments maturing                180,000             392,000
     Purchases of property and equipment           (192,000)            (77,000)
     Purchases of software                          (15,000)             (9,000)
     Computer software capitalized                 (226,000)           (179,000)
     Cash paid to former Optigraphics
          shareholders                                    -            (169,000)
                                              -------------       -------------
Net cash used in investing activities              (253,000)            (42,000)
                                              -------------       -------------
Cash flows from financing activities:
     Principal payment under cash
          advanced by a bank related to
          former Optigraphics shareholder
          notes payable                          (1,634,000)                  -
     Principal payments under note payable          (40,000)            (14,000)
     Proceeds from exercise of stock options        210,000                   -
                                              -------------       -------------
Net cash used in financing activities            (1,464,000)            (14,000)
                                              -------------       -------------
Effect of exchange rate changes on cash              17,000                   -
                                              -------------       -------------
Net increase (decrease) in cash and cash
     equivalents                                 (3,582,000)            790,000

Cash and cash equivalents at beginning of
     period                                       4,656,000           1,036,000
                                              -------------       -------------
Cash and cash equivalents at end of period    $   1,074,000       $   1,826,000
                                              -------------       -------------
                                              -------------       -------------
Supplemental cash flow information:
     Interest paid                            $      25,000       $      36,000
                                              -------------       -------------
                                              -------------       -------------

Schedule of non-cash financing activity:
     Conversion of Series B Preferred
     Stock to common stock                      $ 3,306,000                   -
                                              -------------       -------------
                                              -------------       -------------
     Conversion of note payable to
          common stock                          $ 1,000,000                   -
                                              -------------       -------------
                                              -------------       -------------

See accompanying notes to the consolidated financial statements.

                                 ALPHAREL, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated balance sheet of Alpharel, Inc. (the "Company") as of March 31, 1996 and the consolidated statement of operations and of cash flows for the three month periods ended March 31, 1996 and 1995 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.


NOTE 2 - NET INCOME PER SHARE

     Net income per share is computed on the basis of weighted average shares and common stock equivalent shares outstanding for each period presented, if dilutive.


NOTE 3 - INVENTORY

     Inventory consists of parts, supplies, and subassemblies stated at the lower of cost or market value. Cost is determined using the first-in, first-out
(FIFO) method. As of March 31, 1996 and December 31, 1995, the Company's reserve against excess quantities totaled $2,119,000.


NOTE 4 - NOTES PAYABLE

     In September 1995, the Company entered into a revolving loan and security agreement, which provides for borrowings of up to $1,000,000. At March 31, 1996, $635,000 was outstanding on the revolving loan agreement and $365,000 was unused. The maximum credit available under this facility declines by $200,000 in September of each year hereafter. The loan balance is payable in monthly installments of $16,667 with interest equal to the 30-day Commercial Paper Rate plus 2.95% (8.30% at March 31, 1996). Total borrowings under the revolving loan agreement are collateralized by the Company's assets. The revolving loan and security agreement contains certain restrictive covenants including debt to tangible net worth ratio.

          At December 31, 1995, the Company had an outstanding payable for cash advanced by a bank which acted as paying agent for the notes due to former Optigraphics shareholders having a principal balance of $1,634,000 in which the balance was paid in January 1996. The notes with an original maturity of September 1995 provided for interest payable quarterly at 6% per annum and were issued as part of the total consideration paid in connection with the acquisition of Optigraphics Corporation.

     At December 31, 1995, the Company had an outstanding convertible note in connection with the acquisition of Trimco having a principal balance of $1,000,000 payable at 7% per annum, due on September 27, 1996.In February 1996, the note was converted into 250,000 shares of the Company's common stock.

NOTE 5 - PREFERRED STOCK

     In December 1995 the Company issued 172,500 shares of a new series of preferred stock, the Series B Convertible Preferred Stock (the "Series B Preferred Stock") for total proceeds of $3,450,000 before expenses. In February 1996, 172,500 shares of Series B Preferred Stock were converted into 813,234 shares of common stock.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
- ----------------------------------------------------------------------------
1995.
- -----

Revenues

     Revenues for the three months ended March 31, 1996 increased to $6,061,000 from $3,151,000 for the three months ended March 31, 1995. The 92% increase in revenues is primarily due to revenues generated from significant new system sales by the Company's new wholly-owned subsidiary, Trimco Group plc ("Trimco"), which was acquired in December 1995.

     First quarter 1996 revenues consisted of $3,336,000 (55%) in new system revenues and $2,725,000 (45%) related to system enhancements, expansion and
maintenance.   This compares to first quarter 1995 revenue of $1,725,000 (55%)
in new system revenues and $1,426,000 (45%) related to system enhancements, expansion and maintenance. The percentage distribution is comparable to first quarter 1995, in which new system sales also accounted for 45% of total revenues.

     A small number of customers have typically accounted for a large percentage of the Company's annual revenue. In the first quarter of 1996, two customers accounted for 14% and 11% of total revenue. During the first quarter of 1995, one customer accounted for 19% of total revenues. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers. The acquisition of Trimco in 1995 and Optigraphics in 1993 and sales of new systems have reduced and are expected to continue to reduce the Company's dependence on a relatively small number of customers by providing an increasing base of customers for expansion, enhancement and maintenance service.

Cost of Revenues

     Gross profit was $3,548,000 or 59% of revenues for the first quarter of 1996, as compared to $1,459,000 or 46% of revenues for the same period a year ago. Software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace. The increase in the gross profit percentage was due primarily to the significant increase in software license revenue to $3,637,000 (60%) in the first quarter of 1996 compared to $725,000 (23%) in the first quarter of 1995. Gross profit percentage can fluctuate quarterly based on the revenue mix of Company software, services, proprietary hardware and third party software or hardware.

Operating Expenses

     Research and development expense for the three months ended March 31, 1996 was $907,000 versus $225,000 for the same period in the prior year. The significant increase is primarily due to the addition of Trimco's research and development activities to Alpharel's activities. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. Technical expense included in cost of revenue for the quarter was $734,000 versus $613,000 in the first quarter of 1995.

     Marketing expense for the three months ended March 31, 1996 increased to $1,253,000 from $693,000 for the three months ended March 31, 1995. This increase is primarily due to additional personnel and other costs resulting from the addition of Trimco's operations versus Alpharel on a stand alone basis before the acquisition of Trimco.

     General and administrative expense was $711,000 for the three months ended March 31, 1996 as compared to $322,000 for the three months ended March 31, 1995. The increase in general and administrative expense was due primarily to additional personnel and other administrative costs resulting from the acquisition of Trimco.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company's cash and cash equivalents totaled $1,074,000 as compared to $4,656,000 at December 31, 1995. Short term investments were $90,000 at March 31, 1996 versus $270,000 at December 31, 1995. Short term investments are comprised primarily of time deposits and U.S. Treasury securities. At March 31, 1996, the Company's current ratio was approximately 1 to 1.

     During the first quarter of 1996, the Company used cash of $1,882,000 in operating activities, $253,000 in investing activities and $1,464,000 in financing activities. A substantial portion of cash used in operating activities was in connection with the acquisition of Trimco. The reduction in accrued liabilities, which included accrued bonuses for Trimco employees, resulted in a cash usage of $1,454,000. A substantial portion of the cash used in financing activities was in connection with a $1,634,000 payment of cash advanced by a bank which acted as paying agent for the notes due to former Optigraphics shareholders. For the first quarter of 1995, the Company generated cash of $846,000 in operating activities while using cash of $42,000 in investing activities and $14,000 in financing activities.

     In December 1995, the Company acquired Trimco. The cash portion of the consideration paid to Trimco shareholders totaled $5,550,000. As part of the transaction, the Company also issued a convertible note payable in September 1996, having a principal balance of $1,000,000 with interest payable at 7% per annum. In February 1996, the note was converted into 250,000 shares of the Company's common stock.

     The Company anticipates that its combination with Trimco and the integration of the workforce and products of the combined companies will require a significant use of working capital. The Company believes that current working capital and funds generated from operations will be adequate to meet expected needs for working capital and capital expenditures for at least the next twelve months. Through a private offering of its convertible preferred stock, the Company recently raised funds to be utilized to pursue certain opportunities to accelerate the development and product positioning of a new integrated product line of Alpharel and Trimco. See "Subsequent Event" below.

Net Operating Loss Tax Carryforwards

     As of December 31, 1995, the Company had a net operating loss carryforward ("NOL") for Federal income tax purposes of $34,000,000. In addition, the Company generated but has not used research and investment tax credits for Federal income tax purposes of approximately $600,000. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes. The Company's ability to utilize any NOL and credit carryforwards in future years may be restricted, however, in the event the Company undergoes an "ownership change," generally defined as a change of ownership of more than 50 percentage points by one or more statutorily defined "5-percent stockholders" of a corporation, as a result of future issuances or transfers of equity securities of the Company within a three-year testing period. In the event of an ownership change, the amount of NOL attributable to the period prior to the ownership change that may be used to offset taxable income in any year thereafter generally may not exceed the fair market value of the Company immediately before the ownership change (subject to certain adjustments) multiplied by the applicable long-term, tax-exempt rate announced by the Internal Revenue Service in effect for the date of the ownership change. A further limitation would apply to restrict the amount of credit carryforwards that might be used in any year after the ownership change. As a result of these limitations, in the event of an ownership change, the Company's ability to use its NOL and credit carryforwards in future years may be delayed and, to the extent the carryforward amounts cannot be fully utilized under these limitations within the carryforward periods, these carryforwards will be lost. Accordingly, the Company may be required to pay more Federal income taxes or to pay such taxes sooner than if the use of its NOL and credit carryforwards were not restricted.

     Over the past three years the Company has issued equity securities in connection with the Trimco acquisition in December 1995, the Optigraphics acquisition in September 1993, and through traditional stock option grants to employees. Although there was no "ownership change" in 1995, this activity, combined with the liquidity available to stockholders as a result of the Company's common stock trading on The Nasdaq National Market, increases the potential for an "ownership change" for income tax purposes.

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

Subsequent Event

     On April 25, 1996, the Company issued 100,000 shares of a new series of preferred stock, the Series C Convertible Preferred Stock (the "Series C Preferred Stock") in a private placement to a purchaser who is not a resident of the United States, in reliance on the exemption set forth in Regulation S of the Securities and Exchange Commission. In consideration for the issuance and sale of the Series C Preferred Stock, the Company received $2,000,000 in cash proceeds. The Series C Preferred Stock bears a dividend of 8% per annum, accruing quarterly, and is convertible into shares of the Company's common stock after June 9, 1996, at the option of the holder, and after August 23, 1996, at the Company's option. The conversion ratio will be a fraction, the numerator of which is $20.00 plus accrued but unpaid dividends, and the denominator of which is the lessor of $5.16 (the closing price on April 24, 1996, the date preceding the date of issuance), and 80% of the average closing trading price on the three trading days immediately preceding the date of conversion. In the event that, on any conversion date, the applicable conversion price then in effect is such that the aggregate number of shares of common stock that would then be issuable upon conversion of all shares of the Series C Preferred Stock would equal or exceed 500,000 shares, then the Company shall be obligated to convert only a portion of such shares subject to a notice of conversion, and will be obligated to redeem the remainder of the shares subject to such notice of conversion out of funds legally available for such redemption. The Certificate of Determination for the Series C Preferred Stock also contains customary anti-dilution provisions.

                          PART II.   OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K:
- ------------------------------------------


     (a)  Exhibits - See Exhibit Index on Page 13.

     (b) Amendment No. 1 on Form 8-K/A, dated March 8, 1996 to Form 8-K, dated December 27, 1995

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALPHAREL, INC.




                              By:    /s/John W. Low
                                  -------------------------------
                                   John W. Low
                                   Chief Financial Officer




                              Dated:     May 14, 1996
                                    -----------------------------

                                  EXHIBIT INDEX


Exhibit
- -------

  4.1     Certificate of Determination of the Series C Convertible
          Preferred Stock

  4.2 Convertible Preferred Stock Purchase Agreement dated April 25, 1996 by and between the Company and Newsun Limited

  4.3     Form of Certificate representing the Series C Convertible
          Preferred Stock

 11       Statement Re Computation of Net Income Per Share