Form 10-Q
period 1996-06-30
ALPHAREL INC /CA/
filed 1996-08-14
CIK 813747

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1996


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-15935


                                 ALPHAREL, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                        95-3634089
- -------------------------------                         -------------------
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


                        YES     X              NO
                           -----------           -----------

Number of shares of Common Stock outstanding
at July 31, 1996:  18,897,012
                   ----------

Number of Sequentially Numbered Pages:  13
                                       ----
Exhibit Index at Page  12
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

                                 ALPHAREL, INC.

                          PART 1.  FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              June 30, 1996     December 31, 1995
                                                              -------------     -----------------
                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                   $    901,000        $  4,656,000
  Short term investments                                            90,000             270,000
  Receivables, net                                               8,157,000           4,207,000
  Inventory, net                                                   455,000             469,000
  Other current assets                                             779,000             803,000
                                                              -------------     -----------------
    Total current assets                                        10,382,000          10,405,000

Property and equipment, net                                      2,091,000           1,645,000
Computer software, net                                           1,767,000           1,549,000
Goodwill                                                         4,607,000           4,945,000
Deposits and other assets                                          494,000             458,000
                                                              -------------     -----------------
    Total assets                                              $ 19,341,000        $ 19,002,000
                                                              -------------     -----------------
                                                              -------------     -----------------

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $  1,501,000        $  2,192,000
  Accrued liabilities                                            2,305,000           3,211,000
  Notes payable                                                    200,000           1,834,000
  Convertible note payable                                               -           1,000,000
  Deferred revenue                                                 819,000           1,229,000
                                                              -------------     -----------------
    Total current liabilities                                    4,825,000           9,466,000

Long term note payable                                             397,000             475,000
Other long term liabilities                                        774,000             945,000
                                                              -------------     -----------------
    Total liabilities                                            5,996,000          10,886,000

Commitments

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000 shares
   authorized; 650,761 designated; 62,500 shares issued and
   outstanding                                                   1,229,000           3,306,000
  Common stock, no par, 40,000,000 shares authorized;
   18,544,464 and 16,950,902 issued and outstanding,
   respectively                                                 59,769,000          54,085,000
  Foreign currency translation adjustment                           70,000                   -
  Accumulated deficit                                          (47,723,000)        (49,275,000)
                                                              -------------     -----------------
    Total shareholders' equity                                  13,345,000           8,116,000
                                                              -------------     -----------------
      Total liabilities and shareholders' equity              $ 19,341,000        $ 19,002,000
                                                              -------------     -----------------
                                                              -------------     -----------------

        See accompanying notes to the consolidated financial statements

                                 ALPHAREL, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                       (In thousands except per share data)

                                                              For the three months       For the six months
                                                                 ended June 30,             ended June 30,
                                                              --------------------       -------------------
                                                               1996         1995          1996         1995
                                                              -------      -------       -------      ------
Revenues                                                      $ 6,106      $ 3,351       $12,167      $ 6,502
Cost of revenues                                                2,133        1,422         4,646        3,114
                                                              -------      -------       -------      -------
Gross profit                                                    3,973        1,929         7,521        3,388
                                                              -------      -------       -------      -------
Operating expenses:
  Research and development                                        849          335         1,756          560
  Marketing and sales                                           1,394          778         2,647        1,471
  General and administrative                                      854          399         1,565          721
                                                              -------      -------       -------      -------
    Total operating expenses                                    3,097        1,512         5,968        2,752
                                                              -------      -------       -------      -------
Income from operations                                            876          417         1,553          636
Interest and other income                                          20           36            46           70
Interest and other expense                                        (21)         (26)          (47)         (54)
                                                              -------      -------       -------      -------
Income before taxes                                               875          427         1,552          652
Provision for taxes                                                 -            -             -            -
                                                              -------      -------       -------      -------
Net income                                                    $   875      $   427       $ 1,552      $   652
                                                              -------      -------       -------      -------
                                                              -------      -------       -------      -------
Net income per share                                          $   .05      $   .03       $   .08      $   .05
                                                              -------      -------       -------      -------
                                                              -------      -------       -------      -------
Weighted average shares outstanding                            19,187       14,068        18,468       14,066

        See accompanying notes to the consolidated financial statements.

                                 ALPHAREL, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                  For the six months
                                                                    ended June 30,
                                                              -------------------------
                                                                 1996           1995
                                                              -----------    ----------
Cash flow from operating activities:
  Net income                                                  $ 1,552,000    $  652,000
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                 956,000       335,000
  Changes in assets and liabilities:
    Receivables                                                (3,950,000)      (64,000)
    Inventory                                                      14,000       251,000
    Other assets                                                  (49,000)     (292,000)
    Accounts payable                                             (691,000)        2,000
    Accrued liabilities                                          (906,000)      (49,000)
    Deferred revenue                                             (410,000)      (91,000)
    Other long term liabilities                                  (171,000)            -
                                                              -----------    ----------
Net cash (used in) provided by operating activities            (3,655,000)      744,000
                                                              -----------    ----------
Cash flows from investing activities:
  Short term investments maturing                                 180,000     1,129,000
  Purchases of property and equipment                            (764,000)     (186,000)
  Proceeds from sale of property and equipment                          -         4,000
  Purchases of software                                           (15,000)      (11,000)
  Computer software capitalized                                  (466,000)     (404,000)
  Cash paid to former Optigraphics shareholders                         -      (171,000)
                                                              -----------    ----------
Net cash (used in) provided by investing activities            (1,065,000)      361,000
                                                              -----------    ----------
Cash flows from financing activities:
  Principal payment under cash advanced by a bank related to
   former Optigraphics shareholder notes payable               (1,634,000)            -
  Principal payments under note payable                           (78,000)      (28,000)
  Proceeds from exercise of stock options                         699,000        39,000
  Net proceeds from issuance of preferred stock                 1,908,000             -
                                                              -----------    ----------
  Net cash provided by financing activities                       895,000        11,000
                                                              -----------    ----------
Effects of exchange rate changes on cash                           70,000             -
                                                              -----------    ----------
Net (decrease) increase in cash and cash equivalents           (3,755,000)    1,116,000
Cash and cash equivalents at beginning of period                4,656,000     1,036,000
                                                              -----------    ----------
Cash and cash equivalents at end of period                    $   901,000    $2,152,000
                                                              -----------    ----------
                                                              -----------    ----------
Supplemental cash flow information:
  Interest paid                                               $    37,000    $   73,000
                                                              -----------    ----------
                                                              -----------    ----------
Schedule of non-cash financing activity:
  Conversion of Preferred Stock and note payable to Common
   Stock                                                      $ 5,003,000             -
                                                              -----------    ----------
                                                              -----------    ----------

        See accompanying notes to the consolidated financial statements.

                                 ALPHAREL, INC.

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated balance sheet of Alpharel, Inc. (the "Company") as of June 30, 1996 and the consolidated statement of operations and of cash flows for the three and six month periods ended June 30, 1996 and 1995 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NOTE 2 - NET INCOME PER SHARE

     Net income per share is computed on the basis of weighted average shares and common stock equivalent shares outstanding for each period presented, if dilutive.

NOTE 3 - INVENTORY

     Inventory consists of parts, supplies, and subassemblies stated at the lower of cost or market value. Cost is determined using the first-in, first-out
(FIFO) method. As of June 30, 1996 and December 31, 1995, the Company's reserve against excess quantities totaled $2,119,000.

NOTE 4 - NOTE PAYABLE

     In September 1995, the Company entered into a revolving loan and security agreement, which provides for borrowings of up to $1,000,000. At June 30, 1996, $597,000 was outstanding on the revolving loan agreement and $403,000 was unused. The maximum credit available under this facility declines by $200,000 in September of each year commencing in 1996. The loan balance is payable in monthly installments of $16,667 with interest equal to the 30-day Commercial Paper Rate plus 2.95% (8.39% at June 30, 1996). Total borrowings under the revolving loan agreement are collateralized by the Company's assets. The revolving loan and security agreement contains certain restrictive covenants including debt to tangible net worth ratio.

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

NOTE 5 - PREFERRED STOCK

     In April 1996, the Company issued 100,000 shares of a new series of preferred stock, the Series C Convertible Preferred Stock (the "Series C Preferred Stock") in a private placement to a purchaser who is not a resident of the United States, in reliance on the exemption set forth in Regulation S of the Securities and Exchange Commission. In consideration for the issuance and sale of the Series C Preferred Stock, the Company received $2,000,000 in cash proceeds before expenses. The Series C Preferred Stock bears a dividend of 8% per annum, accruing quarterly, and is convertible into shares of the Company's common stock after June 9, 1996, at the option of the holder, and after August 23, 1996, at the Company's option. The conversion ratio will be a fraction, the numerator of which is $20.00 plus accrued but unpaid dividends, and the denominator of which is the lessor of $5.16 (the closing price on April 24, 1996, the date preceding the date of issuance), and 80% of the average closing trading price on the three trading days immediately preceding the date of conversion. In the event that, on any conversion date, the applicable conversion price then in effect is such that the aggregate number of shares of common stock that would then be issuable upon conversion of all shares of the Series C Preferred Stock would equal or exceed 500,000 shares, then the Company shall be obligated to convert only a portion of such shares subject to a notice of conversion, and will be obligated to redeem the remainder of the shares subject to such notice of conversion out of funds legally available for such redemption. The Certificate of Determination for the Series C Preferred Stock also contains customary anti-dilution provisions. In June 1996, 37,500 shares of Series C Preferred Stock were converted into 145,453 shares of common stock. In July 1996, the remaining 62,500 shares of Series C Preferred Stock were converted into 326,548 shares of common stock.

     In December 1995 the Company issued 172,500 shares of a new series of preferred stock, the Series B Convertible Preferred Stock (the "Series B Preferred Stock") for total proceeds of $3,450,000 before expenses. In February 1996, all of such shares of Series B Preferred Stock were converted into 813,234 shares of common stock.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1995.

Revenues

     Revenue for the three and six months ended June 30, 1996 was $6,106,000 and $12,167,000, respectively, as compared to $3,351,000 and $6,502,000 for the three and six months ended June 30, 1995. The increase of 82% and 87%, respectively, in revenue for the three and six months ended June 30, 1996 is primarily due to revenues generated from significant new system sales by the Company's new wholly-owned subsidiary, Trimco Group plc ("Trimco"), which was acquired in December 1995.

     For the three and six months ended June 30, 1996 revenue consisted of new system revenue of $4,185,000 (69%) and $7,521,000 (62%), respectively, and revenue related to system enhancements, expansion and maintenance of $1,921,000 (31%) and $4,646,000 (38%), respectively. This compares to 1995 revenue of $1,841,000 (55%) and $3,566,000 (55%), respectively, in new system revenue and revenue related to system enhancements, expansion and maintenance of $1,510,000 (45%) and $2,936,000 (45%), respectively. The increase in new system revenue in second quarter 1996 is primarily due to large orders from several new customers including Northeast Utilities, China Light & Power, Jacksonville Electric Authority and Phase Metrics.

     A small number of customers have typically accounted for a large percentage of the Company's annual revenue. In the first six months of 1996, one customer accounted for 15% of total revenue. During the first six months of 1995, one customer accounted for 13% of total revenue. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations, particularly in light of the current prevailing adverse conditions, which have affected certain industries, including aerospace and defense-related manufacturing, in which many of the Company's principal customers operate. Additionally, a significant portion of the Company's revenues have historically been derived from the sale of systems to new customers. The Company believes that the sale of new systems as a percent of total revenues will decline with an increase in its customer base and as a result of expanded revenue base from system enhancements, expansion and maintenance.

Cost of Revenues

     Gross profit was $3,973,000 or 65% and $7,521,000 or 62% for the three and six months ended June 30, 1996. For the comparable periods in 1995, gross profit was $1,929,000 or 58% and $3,388,000 or 52%, respectively. Software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace. The increase in the gross profit percentage was due primarily to the significant increase in software license revenue to $4,187,000 (69%) and $7,799,000 (64%) for the three and six months ended June 30, 1996. This compares to $1,324,000 (40%) and $2,054,000 (32%) for the same period in 1995. Gross profit percentage can fluctuate quarterly based on the revenue mix of Company software, services, proprietary hardware and third party software or hardware.

Operating Expenses

     Research and development expense for the three and six months ended June 30, 1996 was $849,000 and $1,756,000 versus $335,000 and $560,000 for the same periods in the prior year. The significant increase is primarily due to the addition of Trimco's research and development activities to Alpharel's activities. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. For the three and six months ended June 30, 1996, technical expense included in cost of revenues was $741,000 and $1,475,000, respectively, versus $510,000 and $1,123,000, respectively, for the same period last year.

     Marketing expense for the three and six months ended June 30, 1996 was $1,394,000 and $2,647,000 as compared to $778,000 and $1,471,000 for the three and six months ended June 30, 1995. This increase is primarily due to additional personnel and other costs resulting from the addition of Trimco's operations.

     General and administrative expense for the three and six months ended June 30, 1996 increased to $854,000 and $1,565,000 from $399,000 and $721,000 for the three and six months ended June 30, 1995. The increase in general and administrative expense was due primarily to additional personnel and other administrative costs resulting from the acquisition of Trimco.

Interest and Other Income

     Interest and other income was $20,000 and $46,000 for the three and six months ended June 30, 1996 as compared to $36,000 and $70,000 in the prior year. The decrease is due primarily to reduced interest income resulting from lower short term investment balances during the first half of 1996 versus 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company's cash and cash equivalents totaled $901,000 as compared to $4,656,000 at December 31, 1995. Short term investments were $90,000 at June 30, 1996 versus $270,000 at December 31, 1995. Short term investments are comprised primarily of certificates of deposit and treasury bills. At June 30, 1996, the Company's current ratio was 2 to 1.

     For the first six months of 1996, the Company used cash of $3,655,000 in operating activities, $1,065,000 in investing activities, and generated cash of $895,000 in financing activities. A substantial portion of cash used in operating activities was due to delays in collection of certain accounts receivables, which resulted in a cash usage of $3,950,000. In July 1996, the Company collected $2,288,000 in cash. A substantial portion of the cash used in financing activities was in connection with a $1,634,000 payment of cash advanced by a bank which acted as paying agent for notes due to former shareholders of Optigraphics Corporation which was acquired in 1993. During the first six months of 1995, the Company generated cash of $744,000 in operating activities, $361,000 in investing activities, and $11,000 in financing activities.

     In December 1995, the Company acquired Trimco. The cash portion of the consideration paid to Trimco shareholders totaled $5,550,000. As part of the transaction, the Company also issued a convertible note payable which was due in September 1996, having a principal balance of $1,000,000 with interest payable at 7% per annum. In February 1996, the note was converted into 250,000 shares of the Company's common stock.

     The Company anticipates that its combination with Trimco and the integration of the workforce and products of the combined companies will require a significant use of working capital. The Company believes that current working capital and funds generated from operations will be adequate to meet expected needs for working capital and capital expenditures over at least the next twelve months; however, to accelerate the development and product positioning of a new integrated product line of Alpharel and Trimco, the Company may explore additional financing options.

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

                         PART II.  OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     The Annual Meeting of Shareholders was held May 20, 1996. At the meeting, the shareholders approved a proposal to amend the Company's Articles of Incorporation to increase the total number of authorized shares of the Company's Common Stock from 20,000,000 to 40,000,000. The proposal was approved with 15,456,016 proxies voting for, 545,681 voting against, and 98,057 abstaining. A proposal to amend the Company's Articles of Incorporation to increase the total number of authorized shares of the Company's Preferred Stock from 1,000,000 to 5,000,000 did not receive 50% of the outstanding Common Stock and thus was not adopted by the shareholders. The vote on this proposal was 6,679,435 proxies voting for, 1,338,861 voting against, and 92,057 abstaining. The shareholders approved a proposal for the Company's 1996 Stock Incentive Plan. The proposal was approved with 8,697,982 proxies voting for, 648,125 voting against, and 95 abstaining.

     In addition, at the meeting, the shareholders approved the election of the following individuals as directors who will hold office until the next annual meeting Robert T. Bruce, Dominic Chan, Stephen P. Gardner, D. Ross Hamilton, Michael J. McGovern, Jay Tanna, and Larry D. Unruh. In May 1996, Mr. Gardner resigned from the Board of Directors to pursue other interests.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:


     (a)  Exhibits - See Exhibit Index on Page 12.

     (b) There were no reports on Form 8-K filed for the three months ended June 30, 1996.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALPHAREL, INC.




                              By:  /s/ Jay Tanna
                                   --------------------------------------------
                                   Jay Tanna
                                   President and Chief Executive Officer


                              By:  /s/ John W. Low
                                   --------------------------------------------
                                   John W. Low
                                   Chief Financial Officer


                              Dated:  August 13, 1996
                                    -------------------------------------------

                                 EXHIBIT INDEX



Exhibit
- -------

  3.1          Restated Articles of Incorporation of Alpharel, Inc.

  3.4 Amendment to Registrant's Articles of Incorporation adopted May 24, 1988

  3.5 Amendment to Registrant's Articles of Incorporation adopted March 11, 1987

  3.6 Amendment to Registrant's Articles of Incorporation adopted May 28, 1996

  10.14 Certificate of Determination of Series B Convertible Preferred Stock adopted December 15, 1995

  10.19 Certificate of Determination of Series C Convertible Preferred Stock adopted April 5, 1996

  11           Statement Re Computation of Net Income Per Share