Form 10-Q
period 1996-09-30
ALTRIS SOFTWARE INC
filed 1996-11-13
CIK 813747

                           FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1996

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15935


                         ALTRIS SOFTWARE, INC.
                         ---------------------
                        formerly Alpharel, Inc.
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


                        YES   X       NO
                            -----        -----

Number of shares of Common Stock outstanding
at October 25, 1996:   9,507,266
                      -----------

Number of Sequentially Numbered Pages:    13
                                        ------
Exhibit Index at Page   12
                      ------

                         ALTRIS SOFTWARE, INC.

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

                             ALTRIS SOFTWARE, INC.

                         PART 1.  FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                  September 30, 1996     December 31, 1995
                                                  ------------------     -----------------
                                                     (unaudited)
Current assets:
 Cash and cash equivalents                          $   1,423,000       $   4,656,000
 Short term investments                                    90,000             270,000
 Receivables, net                                       8,430,000           4,207,000
 Inventory, net                                           478,000             469,000
 Other current assets                                     884,000             803,000
                                                    -------------       -------------
  Total current assets                                 11,305,000          10,405,000

Property and equipment, net                             2,021,000           1,645,000
Computer software, net                                  2,024,000           1,549,000
Goodwill                                                4,797,000           4,945,000
Deposits and other assets                                 450,000             458,000
                                                    -------------       -------------
  Total assets                                      $  20,597,000       $  19,002,000
                                                    -------------       -------------
                                                    -------------       -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   $   2,272,000       $   2,192,000
 Accrued liabilities                                    2,075,000           3,211,000
 Notes payable                                            200,000           1,834,000
 Convertible note payable                                       -           1,000,000
 Deferred revenue                                         785,000           1,229,000
                                                    -------------       -------------
  Total current liabilities                             5,332,000           9,466,000

Long term note payable                                    621,000             475,000
Other long term liabilities                               620,000             945,000
                                                    -------------       -------------
  Total liabilities                                     6,573,000          10,886,000

Commitments
Shareholders' equity:
 Preferred stock, $1 par value,
  1,000,000 shares authorized; 650,761
  designated; 172,500 shares issued and
  outstanding                                                   -           3,306,000
 Common stock, no par, 20,000,000 shares
  authorized; 9,465,444 and 8,475,451 issued
  and outstanding, respectively                        61,233,000          54,085,000
 Foreign currency translation adjustment                   22,000                   -
 Accumulated deficit                                  (47,231,000)         (49,275,000)
                                                    -------------       -------------
  Total shareholders' equity                           14,024,000           8,116,000
                                                    -------------       -------------
   Total liabilities and shareholders' equity       $  20,597,000       $  19,002,000
                                                    -------------       -------------
                                                    -------------       -------------

         See accompanying notes to the consolidated financial statements

                              ALTRIS SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                     For the three months    For the nine months
                                      ended September 30,    ended September 30,
                                     --------------------    -------------------
                                        1996      1995           1996      1995
                                        ----      ----           ----      ----
Revenues                             $  5,806  $  3,127      $  17,973  $  9,629

Cost of revenues                        2,395     1,276          7,041     4,390
                                     --------  --------       --------  --------

Gross profit                            3,411     1,851         10,932     5,239
                                     --------  --------       --------  --------
Operating expenses:
 Research and development                 791       326          2,547       886
 Marketing and sales                    1,357       942          4,004     2,413
 General and administrative               758       357          2,323     1,078
                                     --------  --------       --------  --------
 Total operating expenses               2,906     1,625          8,874     4,377
                                     --------  --------       --------  --------

Income from operations                    505       226          2,058       862

Interest and other income                  18        31             64       101
Interest and other expense                (31)      (28)           (78)      (82)
                                     --------  --------       --------  --------

Income before taxes                       492       229          2,044       881

Provision for taxes                         -         -              -         -
                                     --------  --------       --------  --------
Net income                           $    492  $    229       $  2,044  $    881
                                     --------  --------       --------  --------

Net income per share                 $    .05  $    .03       $    .22  $    .12
                                     --------  --------       --------  --------

Weighted average shares outstanding     9,651     7,497          9,414     7,182

        See accompanying notes to the consolidated financial statements.

                              ALTRIS SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          For the nine months
                                                                          ended September 30,
                                                                     ----------------------------
                                                                         1996            1995
                                                                         ----            ----
Cash flow from operating activities:
  Net income                                                         $  2,044,000     $  881,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                       1,506,000        508,000
  Changes in assets and liabilities:
    Receivables                                                        (4,223,000)      (586,000)
    Inventory                                                              (9,000)       321,000
    Other assets                                                         (614,000)      (593,000)
    Accounts payable                                                        80,000        73,000
    Accrued liabilities                                                (1,136,000)        65,000
    Billings in excess of costs                                                  -        22,000
    Deferred revenue                                                     (444,000)      (164,000)
    Other long term liabilities                                          (325,000)             -
                                                                     ------------     ----------
Net cash (used in) provided by operating activities                    (3,121,000)       527,000
                                                                     ------------     ----------
Cash flows from investing activities:
  Short term investments maturing                                         180,000      1,354,000
  Purchases of property and equipment                                    (857,000)      (448,000)
  Proceeds from sale of property and equipment                                  -          4,000
  Purchases of software                                                   (20,000)       (67,000)
  Computer software capitalized                                          (791,000)      (720,000)
  Cash paid to former Optigraphics shareholders                                 -       (171,000)
                                                                     ------------     ----------
Net cash (used in) provided by investing activities                    (1,488,000)       (48,000)
                                                                     ------------     ----------
Cash flows from financing activities:
  Principal payment under cash advanced by a bank related
   to former Optigraphics shareholder notes payable                    (1,634,000)             -
  Principal payments under note payable                                  (116,000)       (59,000)
  Proceeds from exercise of stock options                                 919,000         90,000
  Net borrowings under revolving loan agreement                           262,000        700,000
  Net proceeds from issuance of preferred stock                         1,923,000              -
                                                                     ------------     ----------
Net cash provided by financing activities                               1,354,000        731,000
                                                                     ------------     ----------
Effects of exchange rate changes on cash                                   22,000              -
                                                                     ------------     ----------
Net (decrease) increase in cash and cash equivalents                   (3,233,000)     1,210,000
Cash and cash equivalents at beginning of period                        4,656,000      1,036,000
                                                                     ------------     ----------
Cash and cash equivalents at end of period                           $  1,423,000     $2,246,000
                                                                     ------------     ----------
                                                                     ------------     ----------

Supplemental cash flow information:
  Interest paid                                                      $     50,000     $   83,000
                                                                     ------------     ----------
                                                                     ------------     ----------
Schedule of non-cash financing activity:
  Conversion of Preferred Stock and note payable to
   Common Stock                                                      $  6,230,000              -
                                                                     ------------     ----------
                                                                     ------------     ----------
  Indemnification obligations applied against notes
   payable to former Optigraphics shareholders                                  -     $  100,000
                                                                     ------------     ----------
                                                                     ------------     ----------

        See accompanying notes to the consolidated financial statements.

                             ALTRIS SOFTWARE, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated balance sheet of Altris Software, Inc. (the "Company") as of September 30, 1996 and the consolidated statement of operations and of cash flows for the three and nine month periods ended September 30, 1996 and 1995 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.


NOTE 2 - NET INCOME PER SHARE

     Net income per share is computed on the basis of weighted average shares and common stock equivalent shares outstanding for each period presented, if dilutive.


NOTE 3 - INVENTORY

     Inventory consists of parts, supplies, and subassemblies stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of September 30, 1996 and December 31, 1995, the Company's reserve against excess quantities totaled $2,119,000.


NOTE 4 - NOTE PAYABLE

     In September 1995, the Company entered into a revolving loan and security agreement, which provides for borrowings of up to $1,000,000. At September 30, 1996, $821,000 was outstanding on the revolving loan agreement. The maximum credit available under this facility declines by $200,000 in September of each year commencing in 1996. The loan balance is payable in monthly installments of $16,667 with interest equal to the 30-day Commercial Paper Rate plus 2.95% (8.37% at September 30, 1996). Total borrowings under the revolving loan agreement are collateralized by the Company's assets. The revolving loan and security agreement contains certain restrictive covenants including debt to tangible net worth ratio.

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

     At December 31, 1995, the Company had an outstanding convertible note in connection with the acquisition of Trimco Group plc ("Trimco") having a principal balance of $1,000,000 payable at 7% per annum, due on September 27, 1996. In February 1996, the note was converted into 125,000 shares of the Company's common stock.

NOTE 5 - PREFERRED STOCK

     In April 1996, the Company issued 100,000 shares of a new series of preferred stock, the Series C Convertible Preferred Stock (the "Series C Preferred Stock"), in a private placement to a purchaser who is not a resident of the United States, in reliance on the exemption set forth in Regulation S of the Securities and Exchange Commission. In consideration for the issuance and sale of the Series C Preferred Stock, the Company received $2,000,000 in cash proceeds before expenses. The Series C Preferred Stock bore a dividend of 8% per annum, accruing quarterly, and was convertible into shares of the Company's common stock after June 9, 1996, at the option of the holder, and after August 23, 1996, at the Company's option. The conversion ratio is a fraction, the numerator of which is $20.00 plus accrued but unpaid dividends, and the denominator of which is the lesser of $5.16 (the closing price on April 24, 1996, the date preceding the date of issuance), and 80% of the average closing trading price on the three trading days immediately preceding the date of conversion.

     In June 1996, 37,500 shares of Series C Preferred Stock were converted into 72,726 shares of common stock. In July 1996, the remaining 62,500 shares of Series C Preferred Stock were converted into 163,274 shares of common stock.

     In December 1995 the Company issued 172,500 shares of a new series of preferred stock, the Series B Convertible Preferred Stock (the "Series B Preferred Stock") for total proceeds of $3,450,000 before expenses. In February 1996, all of such shares of Series B Preferred Stock were converted into 406,617 shares of common stock.


NOTE 6 - PURCHASE ACCOUNTING

     During the third quarter 1996, the Company completed the allocation of the purchase price initially made at the time of the Trimco acquisition (December 1995) based on preliminary information, which resulted in an increase in purchased technology of $120,000. The additional purchased technology is being amortized over the greater of the ratio of current gross revenues associated with such technology to the total of current and expected gross revenues or the straight line method. In addition, in September 1996 the Company settled a contract dispute associated with certain claims on Trimco projects performed in 1995. The settlement payment resulted in an increase to goodwill of $432,000. The additional goodwill is being amortized over the remaining useful life of the goodwill.

NOTE 7 - SUBSEQUENT EVENT

     On October 24, 1996 the Company's shareholders approved a change in the Company's name to Altris Software, Inc. and a 1-for-2 reverse stock split of all of the Company's common stock. The reverse stock split was effective October 25, 1996 and all references in the consolidated financial statements and related notes have been restated to reflect the split.

     Also in October 1996, the Company entered into an additional revolving loan and security agreement, which provides for borrowings of up to $1,000,000, to provide for the purchase of computer equipment. The loan balance is payable in monthly installments with interest equal to the 30-day Commercial Paper Rate plus 2.95%. Each installment payable prior to the first day of the second calendar month following the final advance on the loan account, which is no later than August 30, 1997, is an amount equal to accrued and unpaid interest only. The revolving loan and security agreement contains certain restrictive covenants including debt to tangible net worth ratio.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995.

Revenues

     Revenues for the three and nine months ended September 30, 1996 were $5,806,000 and $17,973,000, respectively, as compared to $3,127,000 and
$9,629,000 for the three and nine months ended September 30, 1995. The increase of 86% and 87%, respectively, in revenues for the three and nine months ended September 30, 1996 is the result of the expansion of business opportunities and resources in both international and domestic markets as a result of the acquisition of Trimco in December of 1995. In addition, revenues increased due to sales of new software product and version releases, including the Company's new workflow product.

     For the three and nine months ended September 30, 1996 revenues consisted of new system revenues of $3,611,000 (62%) and $11,132,000 (62%), respectively, and revenues related to system enhancements, expansion and maintenance of $2,195,000 (38%) and $6,841,000 (38%), respectively. This compares to 1995 revenues of $1,683,000 (54%) and $5,249,000 (55%), respectively, in new system revenues and revenues related to system enhancements, expansion and maintenance of $1,444,000 (46%) and $4,380,000 (45%), respectively. The increase in new system revenues in third quarter 1996 is primarily due to large orders from several new customers.

     A small number of customers have typically accounted for a large percentage of the Company's annual revenue. In the first nine months of 1996, one customer accounted for 11% of total revenue. For the first nine months of 1995, no customer accounted for over 10% of total revenue. One consequence of the Company's dependence on a small number of customers has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations, particularly in light of the current prevailing adverse conditions in certain industries, including aerospace and defense-related manufacturing, in which many of the Company's principal customers operate. Additionally, a significant portion of the Company's revenues have historically been derived from the sale of systems to new customers.



Cost of Revenues

     Gross profit was $3,411,000 or 59% and $10,932,000 or 61% for the three and nine months ended September 30, 1996. For the comparable periods in 1995, gross profit was $1,851,000 or 59% and $5,239,000 or 54%, respectively. Software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace. The increase in the gross profit percentage was due primarily to the significant increase in software license revenue, which typically has a gross profit of approximately 80%. Software license revenue was $2,765,000 (48%) and $10,564,000 (59%) for the three and nine months ended September 30, 1996. This compares to $1,477,000 (47%) and $3,531,000 (37%) for the same period in 1995. Gross profit percentage can fluctuate quarterly based on the revenue mix of Company software, services, proprietary hardware and third party software or hardware.

Operating Expenses

     Research and development expense for the three and nine months ended September 30, 1996 was $791,000 and $2,547,000 versus $326,000 and $886,000 for the same periods in the prior year. The significant increase is primarily due to additional personnel from the acquisition of Trimco devoted to research and development activities associated with new product version releases and the next generation product suite. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. For the three and nine months ended September 30, 1996, technical expense included in cost of revenues was $632,000 and $2,107,000, respectively, versus $512,000 and $1,635,000, respectively, for the same period last year.

     Marketing expense for the three and nine months ended September 30, 1996 was $1,357,000 and $4,004,000 as compared to $942,000 and $2,413,000 for the three and nine months ended September 30, 1995. This increase is primarily due to additional personnel and other costs resulting from the addition of Trimco's operations.

     General and administrative expense for the three and nine months ended September 30, 1996 increased to $758,000 and $2,323,000 from $357,000 and
$1,078,000 for the three and nine months ended September 30, 1995. The increase in general and administrative expense was due primarily to additional personnel and other administrative costs resulting from the acquisition of Trimco and related amortization of goodwill.


Interest and Other Income

     Interest and other income was $18,000 and $64,000 for the three and nine months ended September 30, 1996 as compared to $31,000 and $101,000 in the prior year. The decrease is due primarily to reduced interest income resulting from lower short term investment balances during the first nine months of 1996 versus 1995.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company's cash and cash equivalents totaled $1,423,000 as compared to $4,656,000 at December 31, 1995. Short term investments were $90,000 at September 30, 1996 versus $270,000 at December 31, 1995. Short term investments are comprised primarily of certificates of deposit and treasury bills. At September 30, 1996, the Company's current ratio was 2 to 1.

     For the first nine months of 1996, the Company used cash of $3,121,000 in operating activities, $1,488,000 in investing activities, and generated cash of $1,354,000 in financing activities. A substantial portion of the cash used in financing activities was in connection with a $1,634,000 payment of cash advanced by a bank which acted as paying agent for notes due to former shareholders of Optigraphics Corporation which was acquired in 1993. During the first nine months of 1995, the Company generated cash of $527,000 in operating activities, used cash of $48,000 in investing activities, and generated cash of $731,000 in financing activities.

     In December 1995, the Company acquired Trimco. The cash portion of the consideration paid to Trimco shareholders totaled $5,550,000. As part of the transaction, the Company also issued a convertible note payable which was due in September 1996, having a principal balance of $1,000,000 with interest payable at 7% per annum. In February 1996, the note was converted into 125,000 shares of the Company's common stock.

     The Company anticipates that its combination with Trimco and the integration of the workforce and products of the combined companies will continue to require a significant use of working capital. The Company believes that current working capital and funds generated from operations will be adequate to meet expected needs for working capital and capital expenditures over at least the next twelve months; however, in order to continue to accelerate the development, expansion, and enhancement of a new integrated product line and the next generation product suite, the Company intends to explore additional financing options. In October 1996 the Company entered into an additional revolving loan and security agreement for $1,000,000 (see Note 7 to the consolidated financial statements).

Net Operating Loss Tax Carryforwards

     As of December 31, 1995, the Company had a net operating loss carryforward ("NOL") for Federal income tax purposes of approximately $34,000,000. In addition, the Company generated but has not used research and investment tax credits for Federal income tax purposes of approximately $600,000. The Company has fully reserved the resultant deferred tax asset in as much as it has been determined that it is more likely than not such deferred tax asset will not be realized. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes. The Company's ability to utilize any NOL and credit carryforwards in future years may be restricted, however, in the event the Company undergoes an "ownership change," generally defined as a change of ownership of more than 50 percentage points by one or more statutorily defined "5-percent stockholders" of a corporation, as a result of future issuances or transfers of equity securities of the Company within a three-year testing period. In the event of an ownership change, the amount of NOL attributable to the period prior to the ownership change that may be used to offset taxable income in any year thereafter generally may not exceed the fair market value of the Company immediately before the ownership change (subject to certain adjustments) multiplied by the applicable long-term, tax-exempt rate announced by the Internal Revenue Service in effect for the date of the ownership change. A further limitation would apply to restrict the amount of credit carryforwards that might be used in any year after the ownership change. As a result of these limitations, in the event of an ownership change, the Company's ability to use its NOL and credit carryforwards in future years may be delayed and, to the extent the carryforward amounts cannot be fully utilized under these limitations within the carryforward periods, these carryforwards will be lost.

     In addition to the NOL for Federal income tax purposes, the Company has a NOL for state income tax purposes of approximately $14,000,000 as of December 31, 1995.

     Over the past three years the Company has issued equity securities in connection with the conversion of convertible preferred stock, the Trimco acquisition in December 1995, the Optigraphics acquisition in September 1993, and through traditional stock option grants to employees. Although there was no "ownership change" in 1995, or in the first nine months of 1996, this activity, combined with the liquidity available to stockholders as a result of the Company's common stock trading on The Nasdaq National Market, increases the potential for an "ownership change" for income tax purposes.

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

     In connection with the acquisition of Optigraphics, the Company acquired Optigraphics' NOL of $9,500,000 for federal income tax purposes. As a result of the change in ownership of Optigraphics, approximately $8,000,000 of the NOL is limited whereby the Company may only utilize approximately $500,000 annually to offset future taxable income of Optigraphics. The remaining portion of Optigraphics' NOL does not have any annual limitation.

                         PART II.   OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     A Special Meeting of Shareholders was held October 24, 1996. At the meeting, the shareholders approved a proposal to amend the Company's Articles of Incorporation to change the name of the Company to "Altris Software, Inc." The proposal was approved with 16,937,612 proxies voting for, 352,371 voting against, and 51,720 abstaining. The shareholders also approved a proposal to amend the Company's Articles of Incorporation to effectuate a 1-for-2 reverse stock split of all outstanding shares of Common Stock of the Company. The proposal was approved with 16,269,289 proxies voting for, 1,029,930 voting against, and 41,984 abstaining.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:


     (a)  Exhibits - See Exhibit Index on Page 12.

     (b) There were no reports on Form 8-K filed for the nine months ended September 30, 1996.




                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALTRIS SOFTWARE, INC.




                              By:  /s/ Jay Tanna
                                   ---------------------------------------
                                   Jay Tanna
                                   President and Chief Executive Officer




                              By:  /s/ John W. Low
                                   ---------------------------------------
                                   John W. Low
                                   Chief Financial Officer




                              Dated:        November 12, 1996
                                      ------------------------------------

                                 EXHIBIT INDEX



Exhibit
--------

  3.7 Amendment to Registrant's Articles of Incorporation adopted October 24, 1996

 10.20         Term WCMA Note dated October 22, 1996 between the
               Company and Merrill Lynch Business Financial Services Inc.

  11           Statement Re Computation of Net Income Per Share