Form 10-K405
period 1996-12-31
ALTRIS SOFTWARE INC
filed 1997-03-31
CIK 813747

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                          OR


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]

For the transition period from            to
                               ----------    --------

                            Commission file number 0-15935


                                ALTRIS SOFTWARE, INC.
             -----------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         California                                           95-3634089
-------------------------------                            --------------------
State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification No.)

9339 Carroll Park Drive, San Diego, CA                               92121
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:   (619) 625-3000

Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of each exchange on
Title of each class                                   which registered
-------------------                               ------------------------
    None                                                   None

             Securities registered pursuant to Section 12 (g) of the Act:

                                     COMMON STOCK
                                   ---------------
                                   (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X      No
                                  -------       -------

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

    The aggregate market value of the voting stock on March 18, 1997, held by non-affiliates* of the Registrant, based upon the last price reported on the Nasdaq National Market on such date was $45,980,408.

    The number of shares outstanding of the Registrant's Common Stock at the close of business on March 18, 1997, was 9,572,569.

    *Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's definitive proxy statement, which is to be filed pursuant to Regulation 14A within 120 days after the end of Registrant's fiscal year ended December 31, 1996, are incorporated by reference in Part III of this Form 10-K.

                                        PART I

ITEM 1.  BUSINESS

    Altris Software, Inc. (the "Company") develops, markets and supports a suite of object-oriented, multi-tier client/server document management software products. These products enable users in a broad range of industries to manage, share and distribute critical business information, expertise and other intellectual capital in an efficient manner. The Company's products provide several key business benefits including interoperability and scalability across an enterprise, an extensive range of product tools and features, quick cost-effective implementation, increasing network efficiency using the Company's targeted image extraction technology ("TIE-Technology-TM-") to substantially reduce network bandwidth requirements and the ability to document-enable existing applications. In addition, the open architecture of the Company's products permits them to be used in a standardized fashion and enables sophisticated customization and integration with existing business applications. Unlike many of its competitors, the Company offers its own cohesive set of software products which provide a complete electronic document management system ("EDMS") without the high systems integration costs that can be incurred when disparate products from a variety of suppliers must be integrated.

    The Company has historically sold its suite of products through its direct sales force and through complementary indirect channels primarily consisting of value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs"). The Company has established a strong market presence in the utility, manufacturing, transportation and petrochemical and other processing industries both domestically and internationally. The Company intends to increase market penetration in these industries as well as in certain other select vertical markets, including telecommunication providers, defense and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, financial institutions, property management companies and architecture firms.

HISTORY

    The Company was incorporated in California in 1981. Throughout the mid 1980's, the Company focused on the development and manufacturing of proprietary hardware components, as well as software, for EDMS. The Company's systems included a significant portion of imaging hardware components developed and manufactured by the Company. In subsequent years, the Company moved from proprietary hardware components for EDMS to open architecture, client/server software systems, while also providing system integration services. As part of this change, the Company implemented a restructuring program that reduced costs and consolidated operations to a level consistent with sales. As a result of its early success, which generated a need for additional capital to finance expected growth, the Company completed the initial public offering of its common stock in June 1987, raising net proceeds of approximately $19.6 million.

    In December 1991, seeking further financing to fund expected growth, the Company issued common stock and warrants through a unit offering. The Company received net proceeds of approximately $2,600,000 upon issuing 750,000 units at a unit price of $4.25. In January 1992, the underwriter in the unit offering exercised its over-allotment option and the Company sold an additional 112,500 units for net proceeds of $365,000. Each unit consisted of two shares of the Company's common stock and one warrant to purchase one share of common stock at an exercise price of $4.25. In 1995, such underwriter exercised warrants which were issued to it in connection with the offering for net proceeds of $382,000. Also in 1995, warrants were exercised for 459,446 shares of common stock, resulting in total proceeds to the Company of $3,848,000.

    In September 1993, the Company acquired Optigraphics Corporation ("Optigraphics") for consideration valued at $8,400,000, comprised of $2,700,000 in cash, 1,120,559 shares of the Company's common stock and $1,734,000 in notes which were paid in full in September 1995. Optigraphics, which was founded in 1982, provided software imaging solutions for enterprise systems, along with traditional departmental systems. The Company was attracted to Optigraphics for a number of factors, including the technology behind its sophisticated workstation products, strong engineering organization, broad customer base, including customers in the telecommunications industry, experienced national sales force and international reseller distribution capabilities.

    On December 27, 1995, the Company acquired United Kingdom-based Trimco Group plc ("Trimco") for total consideration of $14,165,000. Trimco, at the time of acquisition, was recognized as a leading developer of software products for the capture, viewing, mark-up editing, storage, distribution and workflow management of documents. The purchase price was comprised of $5,550,000 in cash, 857,394 shares of the Company's common stock and a convertible promissory note having a total principal amount of $1,000,000 due September 27, 1996 with interest payable at 7% per annum. In addition, the purchase price included obligations assumed which were payable to certain Trimco employees in connection with the acquisition, consisting of cash of $1,051,000 and 50,300 shares of the Company's common stock. Trimco was incorporated in 1988 in the United Kingdom and has its principal offices in Ealing, London. Trimco's products focused on applications involving office documents as well as technical documents such as engineering drawings and blueprints and were marketed primarily through VARs, distributors and systems integrators. The Company's purchase of Trimco brought the total number of customers to approximately 1,500 worldwide, representing major markets in utilities, transportation, petrochemicals, manufacturing, construction, telecommunications and media, government and financial services.

    On October 24, 1996, the Company changed its name from Alpharel, Inc. to "Altris Software, Inc." to better reflect the integration of the Alpharel and Trimco organizations and products.

THE INDUSTRY

    In today's marketplace, organizations are increasingly looking for solutions to help manage their business information. Many companies are overwhelmed by the amount and variety of information generated by their vendors, customers, employees and consultants. As a result, organizations are seeking computer-based information management solutions that enable them to improve productivity, reduce costs, react quickly to changes in their marketplace, improve customer service or comply with regulatory and quality certification requirements.

    Relational database management systems ("RDBMS") from leading companies such as Oracle, Informix, Sybase Inc. and others were developed to enable companies to manage certain business information such as customer names, addresses and phone numbers, sales and accounting records, billing information and inventory records. This type of data is often referred to as "structured" data and is generally entered and stored in tables consisting of rows and columns. While RDBMS enable companies to better store, process and analyze their structured data, they were not designed to manage so-called "unstructured" data.

    Unstructured data, which can be broadly described as data that can not be contained in a structured environment (i.e., rows and columns), includes information generated by most software for personal computers and workstations, such as word processing documents, spreadsheets and computer-aided design ("CAD") drawings, as well as other types of information which may not be in electronic format, such as manufacturing procedures, maintenance records, training and technical manuals, facility layouts, blueprints, product and parts drawings, specifications, schematics, invoices, checks and other business records, presentation graphics, photos, audio and video clips and facsimile documents. According to industry sources, up to 80% of corporate data is unstructured. Unstructured data is commonly contained in large object files which are often referred to as a "binary large object," which files can create network efficiency problems for organizations that collaborate electronically either on local area networks ("LANs") or wide area networks ("WANs"). Network traffic and bandwidth limitations have historically been, and continue to be, one of the major constraints on the deployment of enterprise-wide document management solutions. Without the resolution of bandwidth limitations, enterprise-wide document management systems often provide poor response time to users or limit the maximum number of simultaneous users supported by a network system.
 Awaiting the availability of bigger bandwidth is not a solution, as the demand for bandwidth continues to increase as users begin to utilize increasingly complex data types such as pictures, audio and video clips.

    Whatever the format and wherever the location, unstructured data represents information which is essential to a company's business and which forms a key part of a company's intellectual capital. In today's competitive marketplace, companies need the ability to leverage their intellectual capital; however, limitations on a company's ability to access, process and communicate this information has restrained the productivity of businesses at both the individual and team levels. Without an effective means of obtaining business information, workers are often forced to re-create documents from scratch, duplicating effort and increasing the margin for error. In addition, professionals often spend a significant amount of their time locating documents rather than engaging in higher-value activities. Additional complexity results where documents must be accessed and revised by teams of workers dispersed throughout an enterprise who may operate different desktop software and computers. The lack of effective tools for communicating and sharing information and for automating the business logic makes this process even more time-consuming, inefficient and error-prone.

    Electronic document management systems were developed to enable customers to effectively and efficiently manage, share and distribute critical business information. According to International Data Corporation ("IDC"), an independent consulting group which follows the EDMS industry, the EDMS software market was estimated to be approximately $225 million in 1995 and is expected to experience a compound annual growth rate of over 40%, reaching almost $800 million in North America alone by 1997. The Gartner Group, an information technologies ("IT") consulting group, has predicted that compound annual growth rates for installed seats in the document management market will exceed 75% in each of the next five years.

    A true EDMS solution is often viewed by organizations as part of their information systems' re-engineering, and as a result there are several significant issues organizations typically consider when evaluating an EDMS solution. Such issues include scalability of the system, the ability to integrate with existing structural databases and other applications such as document workflow and product data management ("PDM"), the price of the system, the ability to view multiple document formats, the level and cost of integration services required, the impact of the system on network bandwidth, integration with existing business processes, the ability to control document security, the ability to operate on existing computing infrastructure and with existing applications, the system architecture and the ability to handle large and complex data types and to customize the product to the client's particular needs. In addition, organizations also consider user related issues such as the ability to search, retrieve, view, annotate and edit data in a controlled manner.

THE ALTRIS SOFTWARE SOLUTION

    The Company's suite of object-oriented, multi-tier, client/server document management software products enables users to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. The Company's suite of products provides several key business benefits, including those described below:

    INTEROPERABILITY/ENTERPRISE SCALABILITY. The Company's suite of products operate on most common hardware, software, network and database platforms, including Microsoft Windows, Windows 95, Windows NT, Macintosh and UNIX operating systems and Oracle, Microsoft, Informix and Sybase database platforms. In addition, the Company's products are designed for enterprise-wide scalability so that organizations can deploy solutions that not only meet the needs of departments but also scale to an entire enterprise with multiple divisions and thousands of users worldwide.

    EXTENSIVE FUNCTIONALITY. The document management and library functions of the Company's products allow businesses to store, organize and manage both simple and complex documents within their organizations. Users can find and access information through full or partial field searches or full text searches by keyword or by a combination of words. The Company's products provide extensive computerized controls designed to permit only authorized users to access information. In addition to the document management and library functions, the Company's products also include powerful tools enabling users to make comments, annotations and redline overlays on documents on-line without changing the underlying information, thus replacing traditional markups on paper documents and streamlining the review process. The Company's products integrate with existing e-mail systems and run in conjunction with popular Internet Web Browsers such as Netscape and Microsoft Internet Explorer. The Company's products can also create a portable subset of the document management system, along with search and view tools, which can be placed on a laptop hard disk or CD-ROM.

    ABILITY TO BE TAILORED. In addition, the Company's embedded APIs simplify tailoring by both users and application developers, thereby enabling customers to effectively customize and integrate applications with existing information infrastructure. The Company's Toolkits include APIs for document viewing, scanning, markup, editing, and printing, plus manipulating data in document databases.

    FASTER, MORE COST-EFFECTIVE IMPLEMENTATION. The Company provides a complete EDMS solution which includes its own multi-format document manager that allows users to view, annotate and edit a variety of different types of documents, while also providing a look and feel consistent with the Company's products. As a result, the Company believes that the overall cost of implementing its EDMS solution is significantly lower than competitive systems in the marketplace, which typically require the customized integration of viewing, annotation and editing products from disparate software producers. Furthermore, the Company's EDMS solution for a standard system of 50 to 100 users can be implemented in as little as 15 working days.

    IMPROVE NETWORK EFFICIENCY. The Company's TIE-Technology substantially reduces network traffic, decreases the time it takes to access and view documents and increases the maximum number of simultaneous users supported by a network system, technology which the Company believes provides it with a significant competitive advantage.

    DOCUMENT-ENABLE EXISTING APPLICATIONS. The Company's "document-enabling" software allows users to integrate the power of electronic document management directly into a user's business applications, providing users with greater access to information from which to make business decisions and extending the life of these business applications. The Company's document enabling software has been integrated with a number of leading PDM, human resources, manufacturing and accounting software systems.

STRATEGY

    The Company's objective is to be the leading worldwide supplier of document management software. To achieve this objective, the Company's strategy includes the following key elements:

    EXTEND TECHNOLOGY LEADERSHIP. The Company continually seeks to extend its position as a technology leader in developing and marketing document management solutions. The Company intends to do this by (i) continuing to enhance the features and functionality of its current products, including by adding and enhancing tools that allow users to customize the graphical user interfaces ("GUIs"), layout and menu items to fit their own needs, (ii) designing additional application programming interfaces ("APIs") to simplify tailoring by both users and application developers and (iii) providing users with administrative tools that enable systems operators to monitor individual use, network traffic and printing volume. The Company also intends to continue to enhance the performance of its current products, such as by enabling its TIE-Technology to work with larger and more complex documents, adopting parallel three-tier architecture and also developing tools to reduce telecommunication expenses for the distribution and replication of data over geographically dispersed systems. The Company also plans to introduce new products and product extensions which are complementary to its existing suite of products and which address both existing and emerging market needs, including expanding the applications for its document-enabling capabilities and its TIE-Technology.

    As an example this strategy, in the second quarter of 1997 the Company expects to introduce what it believes is a new paradigm for EDMS through its next-generation product offering, Altris EB. This paradigm shift centers around the Intelligent Document-TM-technology of Altris EB that enables document delivery and viewing based on user profiles both as specified by the user and implied through their pattern of use. Altris EB is built on a multi-tier architecture, allowing users to choose between "thin" and "thick" client models on the desktop (including Internet/intranet) and to deploy process and data servers more efficiently. (A "thin" client model uses a client/server architecture with most of the applications stored on the server rather than on the client while a "thick" client model stores most of the applications on the client rather than the server.) Altris EB will enable multiple users to access, "check out," modify and re-enter documents in the EDMS using a variety of different computing platforms and environments. A wide range of tools are provided for information exchange and review, system administration, configuration and tailoring plus desktop tools for easy modification of the look-and-feel and extension of functionality. Altris EB will support common enterprise tools such as Microsoft-R- FrontOffice and BackOffice-TM-, Lotus-R- cc:mail and MS-Mail-R- and integrates easily with other applications such as PeopleSoft-R-, Oracle-R- Financials and various manufacturing and maintenance systems.

    FOCUS DIRECT SELLING EFFORTS ON SELECT VERTICAL MARKETS. The Company focuses its direct sales force on select vertical markets with compelling business needs for the Company's document management solutions. The Company has established a strong market presence in the utility, manufacturing, transportation and petrochemical and other processing industries both domestically and internationally. The Company intends to continue to expand its direct sales and marketing force to increase its market penetration in these industries as well as in certain other select vertical markets, including telecommunication providers, defense and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, financial institutions, property management companies and architecture firms.

    EXPAND INDIRECT DISTRIBUTION CHANNELS. The Company intends to continue to build and develop its existing VAR, systems integrator and OEM channels which are targeted primarily at industries not covered by its direct sales force in order to reach the broadest customer base. The Company is expanding its VAR and systems integrator channel by hiring additional sales and support personnel, increasing training and support programs, developing additional software tools to facilitate configuration and recruiting additional VARs and systems integrators in key geographical and vertical markets. The Company is also currently seeking to develop additional OEM relationships.

    PROVIDE COMPLETE SOLUTIONS.  The Company intends to continue to provide
(i) complete EDMS solutions which include the Company's multi-format document manager; (ii) an extensive range of product tools and features that are interoperable and scaleable across an enterprise and that can be rapidly deployed at relatively low cost; and (iii) greater network efficiencies than competitive products. The Company has a comprehensive service and support organization that is designed to ensure both international and domestic customers' successful implementation and use of its suite of products. The Company believes its customers' success in implementing and using the Company's products is critical to sustaining references and repeat sales from its customer base.

    ESTABLISH BRAND NAME. The Company has recently changed its name to "Altris Software, Inc." to reflect the combination of the Alpharel and Trimco organizations and products. The Company has begun efforts to establish name recognition for the "Altris Software" name through targeted marketing programs, including direct mail, channel marketing, promotions, seminars, trade shows and ongoing customer and third party communication programs. The Company is also establishing the Altris name through its public relations programs, white papers, technical notes and programs for industry consultants.

CUSTOMERS

    The following are examples of customers who are using the Company's products:

    UTILITIES. Within the utilities industry, countless documents relating to plant management, facility maintenance and support, transmittal processing and tracking, matrix security and statutory compliance must be current and readily available at all times. Furthermore, with pending deregulation, utilities are under increasing pressure to minimize their costs. The Company has installed document management solutions at more than 25 utilities around the world. In one recent example, a commercial utility was relying on more than 2,000,000 microfilm documents, 750,000 paper documents and 110,000 aperture cards (a form of microfilm technology) for its daily operations. Beginning in the engineering department, the Company added a document management solution containing its TIE-Technology which transformed the paper system into an integrated part of the utility's existing applications, including its work flow applications. The utility purchased a license for an enterprise-wide deployment covering 2,000 individual users. The Company's solution enables all current and historic plant records, including those generated by word processors and spreadsheet programs, to be readily available throughout the utility.

    TRANSPORTATION. In the rail transportation segment, countless documents relating to scheduling, structures, track and signaling must be current and readily available at all times. For example, one of the world's oldest and largest public transportation systems had more than 3,000,000 maintenance and safety documents stored on aperture cards and microfiche, and manual handling processes were straining efficient operation. The Company's document management solution and TIE-Technology now enables users quick access to all documents on-line, including the documents described above as well as accounts payable and invoice records, internal letters and memoranda and other business records, with additional search, optical character recognition ("OCR") and E-mail functionality. Today, the system can be accessed and operated by over 1,500 individual users who can retrieve critical business information whenever necessary on a near-instantaneous basis, thereby enabling this public transportation system to better ensure regulatory compliance.

    MANUFACTURING. One of the world's largest manufacturers of earth-moving and construction equipment has a vast network of independent dealers in over 128 countries. With product information contained in more than 4,200,000 engineering drawings, CAD files, manufacturing documents and aperture cards, dealers providing customer service in these countries were often forced to wait for the results of lengthy searches and incurred costly delivery charges. The Company supplied this manufacturer with a document management solution for storing and retrieving the millions of pages of product information. Today, over 15,000 users perform more than 20,000 views and prints per day at locations around the world with information requests filled in seconds rather than days.

    PETROCHEMICAL. In the highly regulated petrochemical industry, companies must have the ability to quickly access critical information for safety, maintenance and regulatory compliance purposes. One of the world's largest petrochemical companies operates oil platforms in the North Sea from its principal facilities in Scotland and Norway. Large engineering drawings, detailed schematics, maintenance instructions and other intricate documentation often had to be delivered by boat or helicopter, creating substantial delays. By using the Company's TIE-Technology, this customer was able to transmit documents to its oil platforms directly by satellite. As a result of the success of the system, the Company was asked to install document management software at three other sites. The resulting document management solution currently has thousands of individual users worldwide and manages all forms of documents, including paper-based documents, business applications and CAD created documents.

    FINANCIAL SERVICES. A major bank in the United Kingdom is using the Company's office document management system to provide on-line customer services at all of its locations. Customers can retrieve current account information and view canceled checks, statements and loan documents on-line. The Company's document management solution is also being used at a major U.S. bank to facilitate the high-speed processing of checks, coupons, letters, invoices and envelopes for corporate and commercial customers. This high-volume system processes hundreds of thousands of receivables a day, which are posted and available for viewing electronically more quickly than through traditional services.

SALES AND MARKETING

    DIRECT SALES

    The Company focuses its direct sales force on select vertical markets with compelling business needs for the Company's document management solution. The Company has established a strong market presence in the utility, manufacturing, transportation and petrochemical and other processing industries both domestically and internationally. The Company's strategy is to continue to expand its direct sales and marketing force to increase its market penetration in these industries as well as in certain other select vertical markets, including telecommunication providers, defense and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, financial institutions, property management companies and architecture firms.

    As of December 31, 1996, the Company's sales and marketing organization consisted of 46 employees primarily based in Company sales offices located in the U.S. and in London, England. Additionally, the Company's field sales force regularly conducts presentations and demonstrations of the Company's suite of products to management and users at the customer site as part of the direct sales effort. Sales cycles for the Company's products generally last from six to twelve months.

    INDIRECT DISTRIBUTION CHANNELS

    Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company. Sales through indirect channels accounted for 23% and 14% of the Company's total revenue for the years ended December 31, 1996 and 1995, respectively.

    The Company's strategy is to continue to build and develop its existing VAR, systems integrator and OEM channels which are primarily targeted at the industries and geographic regions not covered by its direct sales force in order to reach the broadest customer base. The VARs and systems integrators are an integral part of the Company's distribution strategy as they are responsible for identifying potential end-users, selling the Company's products to end-users as part of a complete hardware and software solution, customizing and integrating the Company's products at the end-user's site and supporting the end-user following the sale. Additionally, the Company intends to focus increased effort on growing its VAR and systems integrator channel through hiring additional sales and support personnel, increasing training and support programs, developing additional software tools to facilitate configuration and recruiting additional VARs and systems integrators in key geographical and vertical markets. OEMs also are an integral part of the Company's distribution strategy as they generally generate greater sales volume and require considerably less post-sales support than the Company's VARs and systems integrators. The Company currently is actively seeking to develop additional OEM relationships.

    Set forth below are several of the VARs, systems integrators and OEMs with whom the Company has entered into cooperative sales arrangements:

Adepso                    Deverrill Plc               Structural Dynamic
Alpha Numeric Solutions   Excitech Computers           Research Corp.
AMS                       GE Capital Consulting       Systemhouse
CACI Information Systems  Koren Projects Management   Simdell Office Systems
CAD Capture               MDIS                        SMI Software
Control Data Systems      Metaphase                   Softology
Computing Devices         Octagon Computing Services  Staffware
  International           Oswego Technologies         Systeica
Data General              Persetel                    TELSOC
DSS                       Plexxus                     Wang
Datel

    There can be no assurance that any customer, VAR, systems integrator or OEM will continue to purchase the Company's products. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, results of operations and financial condition.

    MARKETING COMMUNICATIONS

    In support of its sales efforts, the Company conducts sales training courses, targeted marketing programs including direct mail, channel marketing, promotions, seminars, trade shows, telemarketing and ongoing customer and third-party communications programs. The Company also seeks to stimulate interest in its products through public relations, speaking engagements, white papers, technical notes and programs targeted at educating consultants about the capabilities of the Company and its products.

SERVICES AND SUPPORT

    The Company believes that a high level of services and support are critical to its performance. As a result, the Company maintains a telephone hotline to provide technical assistance and software support directly to its end-users on an as-needed basis. The Company also provides technical support, maintenance, training and consulting to its VARs, systems integrators and OEMs, which in turn provide technical support services directly to end-users. These services are designed to increase end-user satisfaction, provide feedback to the Company as to end-users' demands and requirements and generate recurring revenue. The Company plans to continue to expand its services and support programs as the breadth of the products offered by the Company increases.

    VAR, SYSTEMS INTEGRATORS AND OEM SUPPORT

    The Company employs pre-sales, technical support personnel that work directly with VARs, systems integrators and OEMs to provide responses to technical sales inquiries. The Company also offers educational and training programs, as well as customized consulting services to its VARs, systems integrators and OEMs. Fees for training and consulting services are generally charged on a per diem basis. The Company also provides product information bulletins on an ongoing basis, including bulletins posted through its Internet web site and through periodic informational updates about the products installed. These bulletins generally answer commonly asked questions and provide information about new product features.

    TECHNICAL SUPPORT AND SOFTWARE MAINTENANCE

    The Company, in conjunction with its VARs and systems integrators, offers end-users a software maintenance program that includes software updates provided by the Company to end-users and technical support provided by the VARs and systems integrators. Telephone consultation is provided by the Company to VARs and systems integrators to respond to end-user questions that VARs and systems integrators are unable to answer. VARs and systems integrators typically charge end-users a fee for maintenance and support of the entire EDMS and imaging system, including software and hardware. In turn, the Company charges VARs and systems integrators an annual fee based upon a percentage of the then-current list prices of the licensed software.

    WARRANTY

    The Company generally includes a 90-day limited warranty with software licenses. During the warranty period, end-users are entitled to corrections for documented program errors. The services and updates provided during the warranty period may be extended by the end-user entering into the Company's software maintenance program.

PRODUCTS

    The Company's suite of object-oriented, client/server document management software products enables users to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. The underlying architecture for the Company's EDMS employs a model designed to ensure scalability, modularity and high performance. The Company's suite of products are grouped into three main categories, which are Core Document Services, Client Interfaces and Toolkits.

CORE DOCUMENT SERVICES

    The Company's EDMS Server, which is the central component of the document management system, provides document capture, storage, distribution, version control, check-in/check-out and process management. The EDMS Server manages documents of all types, including CAD, image, multi-media and text, as well as compound or virtual documents consisting of multiple document types and documents that are edited in one format and distributed in another (for example, editing a CAD application and distributing in an image format, or editing in Microsoft Office and distributing in a printed document format). Some examples of core document services include:

    CAPTURE: Documents are loaded individually or in batches and moved through a process which includes quality control, indexing and storage. Multiple indexing options are provided, including indexing by structured fields, keywords or full text. For documents residing in hardcopy format, an intermediate recognition step is performed by optical character recognition ("OCR") to create searchable ASCII text. In addition, the Company's COLD technology provides the ability to capture structured data and retain and present it in report format, allowing searches against the reports.

    LIBRARY SERVICES: The EDMS Server provides comprehensive library functions, including storage, management, distribution, routing, check-in/check-out, version control and change management. Documents of all formats are managed in a secure environment which can provide distribution to authorized users at remote sites. The EDMS Server permits storage to a wide variety of media, including CD-ROM, magnetic disk, optical disks and a redundant array of inexpensive disks ("RAID") and uses caching and other functions to enhance performance. The EDMS Server enables the secure check-in/check-out of documents for editing, routing for comment or approval and management of the revision history. The EDMS Server also provides stereo vaulting capability, enabling two editions of documents to be stored, one for editing and one for viewing distribution.

    GRAPHICAL WORKFLOW: The EDMS Server provides tools which allow a company to customize the workflow process. These tools work by using "drag-and-drop" functions with icons to define the workflow process. This fully integrated technology enables both ad-hoc and structured workflow. Sophisticated reporting and monitoring tools are also provided to enable users to manage the entire document life cycle.

    IMAGE MANAGEMENT:  Image is an important data type in any EDMS solution.
The EDMS Server architecture is designed for both simple and complex image management. The Company's multi-format document manager allows users to view, annotate and edit a variety of different types of documents, while also providing a look and feel consistent with the Company's products. In addition, to address network traffic limitations, the Company's TIE-Technology allows monochrome and color images (in industry and international standard formats) to be displayed with only about 5-10% of the network traffic of competing products. This performance is achieved across all popular network types.

    DISTRIBUTION: Documents can be distributed in hard copy through a printer, plotter or fax machine. The output can be tagged with information such as the date and time, the identity of the requestor and a standard warning label. The output is automatically rotated and scaled for optimum fit to paper. Documents can also be distributed on-line over LANs, WANs and the Internet, thereby facilitating annotating, redlining and editing. Additionally, documents can be distributed through a wide variety of other media, including CD-ROM, magnetic disk, optical disks and RAID. The EDMS Server can also create a portable subset of the document management system, along with search and view tools, which can be placed on a laptop hard disk or CD-ROM using CD-ROM Author. To address network traffic limitations, the Company has developed its TIE-Technology which displays documents at significantly faster rates than competing products. The Company has also developed Secure File Access which permits a company to restrict access and editing within an EDMS on a document-by-document basis, as compared to competitive products employing a network file system that can only restrict access at the client/server level.

CLIENT INTERFACES

    The Company offers a variety of system GUIs to allow users to obtain the most desirable combination of functionality and style. Key system interfaces include:

    - TARGET. The Company's Target product is designed for office environments and provides a graphical interface to the EDMS Server, enabling users to search for, display and route documents. In addition, Target enables users to add documents and access such functions as graphical work-flow and full text search. Such functions are optional add-ons.

    - PRO EDM. Pro EDM is designed for users in technical and engineering organizations that need the capability to manage very large and complex documents in hardcopy or electronic format. Pro EDM offers the ability to manage these large and complex format documents, as well as all of the functionality of the Company's Target product.

    - INTERNET/INTRANET. In many companies, the Internet and Intranet are becoming extremely popular as an interface for the general user population. The Company's products integrate with existing e-mail systems and also run in conjunction with popular Internet Web Browsers such as Netscape and Microsoft Internet Explorer, allowing users to search and display documents through the Internet and Intranet without the need for any client-side software. As an option, however, users can choose to install a local copy of the Company's view software for higher display performance.

    - DOCUMENT-ENABLED APPLICATIONS. The Company's "document-enabling" software allows users to integrate the power of electronic document management imaging directly into a user's business applications, providing users with greater access to information from which to make business decisions and extending the life of these business applications. The Company's document enabling software has been integrated with a number of leading PDM, workflow and accounting software systems.

    - MULTI-FORMAT DOCUMENT MANAGER. The Company's multi-format document manager allows users to view, annotate and edit a variety of different types of documents, while also providing a look and feel consistent with the Company's products. More than 100 document formats are supported. By employing TIE-Technology, the Company believes its products deliver superior display performance without significant impact on the network.

    - CAD CONNECT AND ACROBAT. The Company's CAD Connect distributes documents from the CAD system as a raster edition, enables redlining on the raster edition and further enables the incorporation of the redlining into the original CAD file following import. The redlines are registered against the original just as they were against the raster image and can be used by the drafter as a reference or for direct incorporation. Acrobat Connect provides PDF capability within a document management system.

TOOLKIT

    The Company's customers generally have unique needs for their document management systems and associated user interfaces. To address these needs, the Company provides embedded APIs to simplify tailoring by both users and application developers, thereby enabling customers to effectively customize and integrate applications with existing information infrastructure. The Company's Toolkits includes APIs for document viewing, scanning, markup, raster editing and printing, plus APIs for manipulating data in document databases. The Company also offers toolkits that provide customers with the ability to document-enable applications built with C/C++, Powerbuilder and Visual BASIC, as well as existing, legacy UNIX, mini or mainframe applications.

    The Company's desktop products run on Microsoft Windows, Windows 95, Windows NT, Macintosh and UNIX operating systems, and its EDMS Server supports a range of server hardware including a variety of UNIX platforms such as Hewlett-Packard, IBM, Sun, Digital and Data General as well as Microsoft Windows NT on both Intel and DEC Alpha platforms. The system operates in conjunction with industry-standard RDBMS including Oracle, Sybase, Informix, Ingres, Microsoft Sequel Server and Progress. The system also embeds leading full-text search technologies from Fulcrum, Excalibur and BRS, and connects to leading e-mail packages such as Microsoft Mail and cc:Mail.

    Pricing for the Company's systems can vary substantially based upon the particular features of the system and peripheral-device content (e.g., scanners, printers, workstations, etc.). While pilot systems begin at a price of approximately $15,000 for a small target system, the price of full scale enterprise systems can range up to several million dollars. In the past, most systems ordered from the Company have ranged from $150,000 to $1,500,000. Once an electronic document management system is installed, the Company generally receives ongoing revenues from follow-on contracts as a result of enhancements, expansion and maintenance. Enhancements can modify a system in order to, among other things, accommodate more documents or users, interface with different peripheral devices, update the system with recently developed improvements (including improvements which increase the speed of the system) or implement other changes in response to changes in the customer's general data processing environment. Variations in both the size and timing of orders can result in significant fluctuations in the Company's revenues on a quarterly basis.

PRODUCT DEVELOPMENT

    The Company's product development efforts are focused on providing customers with the most technologically advanced solutions for their document management needs. The Company believes that the marketplace is rapidly moving toward demanding that all corporate information, both structured and unstructured, simple and complex, be managed as a consistent and interconnected global enterprise network. This trend demands that products and services work across technology platforms, business processes and geographic locations to establish real-time document management systems with imaging capabilities. The need to manage global enterprise networks encompasses many different forms of information, including small and large documents and other complex information objects (x-rays, photos, color JPEG files, etc.). The Company has responded to this market evolution by developing new approaches to deal with the problem of accessing very large documents or information objects over WANs and LANs and intends to continue to devote research and development activity to this area.

    The Company intends to continue to extend its position as a technology leader in developing and marketing document management solutions that include imaging capability. The Company intends to do this by continuing to enhance the features and functionality of its current products, including tools to allow users to customize the GUIs, layout and menu items of the EDMS to fit their own needs, designing additional APIs to simplify tailoring by both users and application developers and administrative tools to enable systems operators to monitor individual use, network traffic and printing volume. The Company also intends to continue to enhance the performance of its current products, including advancing its TIE-Technology to work with larger and more complex documents, adopting parallel three-tier architecture and also developing tools to reduce telecommunication expenses for the distribution and replication of data over geographically dispersed systems. Through leveraging its technology, the Company also plans to introduce new products and product extensions which are complementary to its existing suite of products and which address both existing and emerging market needs, including expanding the applications for its document-enabling capabilities and its TIE-Technology.

    The Company has committed substantial resources to product development. As of December 31, 1996, the Company had 79 employees engaged in product development and application engineering, and in 1996, 1995 and 1994, the Company's research and product development expenses were approximately $3,363,000, $1,402,000 and $769,000, respectively. Development is also conducted within the scope of a customer contract if a customer requires additional functionality not provided by the Company's present systems. Technical expenses included in cost of revenues were approximately $2,607,000, $2,140,000 and $2,313,000 for 1996, 1995 and 1994, respectively.
In 1996, a substantial portion of the Company's development efforts have been devoted to integrating the Company's United Kingdom and United States engineering resources in an effort to accelerate the introduction of its next-generation Altris EB product offering and other next generation document management products. The Company anticipates that it will continue to commit substantial resources to research and development in the future. See "Business-Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Expenses."

COMPETITION

    The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introduction and other market activities of industry participants. The Company currently encounters direct competition from a number of public and private companies such as Documentum, Inc., FileNet Corporation (and its Saros subsidiary), Novasoft and PC DOCS. Many of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

    The Company also faces indirect competition from systems integrators and VARs. The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendation of its products to potential purchasers. Although the Company seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company is unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position would be materially and adversely affected. Further, there can be no assurance that these third parties will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationship with, or support of, the Company and its products. In addition, RDBMS vendors, such as Oracle, Informix and Sybase, and other software developers such as Microsoft, may compete with the Company in the future. Like the Company's current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and a larger installed base of customers than the Company.

    The Company believes that the principal competitive factors affecting its market include system features such as scalability of the system, the ability to integrate with existing structural databases and other applications such as document workflow and PDM, the ability to provide image management capability, the price of the system, the level and cost of integration required, the impact of the system on network bandwidth, integration with existing business processes, the ability to operate on existing computing infrastructure and with existing applications, the system architecture and the ability to handle large and complex data types and to customize products to the client's needs. In addition, organizations also consider features such as the ability to search, retrieve, view, annotate and edit data in a controlled manner. Although the Company believes that it currently competes favorably with respect to the factors referenced above, there can be no assurance that the Company can maintain its competitive position against current and any potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

PRODUCT BACKLOG AND CURRENT CONTRACTS

    The Company's contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At December 31, 1996, the Company's contract backlog was $6,204,000, as compared to $4,132,000 at December 31, 1995. The Company expects substantially all of the December 31, 1996 backlog to be completed in 1997. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company's backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

    The Company's contracts with its customers customarily contain provisions permitting termination at any time at the convenience of the customer (or the U.S. Government if the Company is awarded a subcontract under a prime contract with the U.S. Government), upon payment of costs incurred plus a reasonable profit on the goods and services provided prior to termination. To the extent the Company deals directly or through prime contractors with the U.S. Government or other governmental sources, it is subject to the business risk of changes in governmental appropriations. In order to reduce the risks inherent in competing for business with the U.S. Government, the Company has directed its government contracts marketing efforts toward teaming with large corporations, who typically have existing government contracts, can alleviate the cash flow burdens often imposed by government contracts and have more extensive experience in and resources for administering government contracts. The Company does not have any contractual arrangements regarding such joint marketing efforts. In the past, such efforts have been pursued when deemed appropriate by the Company and such corporations in response to opportunities for jointly providing systems or services to potential government agency customers.

PATENTS AND TECHNOLOGY

    The Company's success is dependent in part upon proprietary technology.
The Company owns certain U.S. and foreign patents covering certain aspects of its document management systems technology including two patents concerning the technology used to present the raster data to the view, markup or edit user very quickly which involve data storage/transmission and scaling algorithms which utilize industry standards. The Company also owns a patent on technology to allow edit users to make changes to documents without having to specify whether they are working on raster or vector data and a patent for a cinematic revisory capability that allows users to modify and store drawing changes in raster and vector format for subsequent review of the original document and each sequential revision. There can be no assurance that the Company's patents will be found valid if challenged or, if valid, will provide meaningful protection against competition. While the Company believes that the protection afforded by its patents will have value, the rapidly changing technology in the industry makes the Company's success largely dependent on the technical competence and creative skills of its personnel.

    The Company also relies on a combination of trade secret, copyright and non-disclosure agreements to protect its proprietary rights in its software and technology. There can be no assurance that such measures are or will be adequate to protect the Company's proprietary technology. Furthermore, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    The Company's software is licensed to customers under license agreements containing provisions prohibiting the unauthorized use, copying and transfer of the licensed program. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, any significant piracy of its products could materially and adversely affect the Company's financial condition and result of operations. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States and there can be no assurance that the Company's means of protecting its proprietary rights will be adequate.

    In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurances that the developers of such software will remain in business, that they will continue to support their products or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which could adversely affect the Company's business, operating results and financial condition.

EMPLOYEES

    As of February 28, 1997, the Company had 193 full-time employees, of whom 79 were engaged in product development and application engineering activities, 49 in customer support and implementation, 46 in sales and marketing and 19 in administration. The Company also utilizes consultants for specific projects. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense. The Company believes that its future success will depend, in large measure, on its ability to continue to attract, hire and retain qualified employees and consultants.

ITEM 2.  PROPERTIES

    The Company's headquarters are located in San Diego, California. The Company leases 31,016 square feet of a 40,000 square foot building in San Diego. The term of the lease is through March 2001, at a monthly rent of $16,438, with annual increases of approximately 4%.

    In October 1996, the Company closed its engineering and sales office in Camarillo, California, approximately 50 miles northwest of Los Angeles. The facility is currently subleased (See Note 10 to the Consolidated Financial Statements). The lease covers 19,400 square feet of a 40,000 square foot building. The term of the lease is through April 2001. The Company has a right of first refusal on an additional 10,268 square feet of the building. The monthly rent is $11,955, subject to annual adjustments not to exceed 4% in any year. The lessor waived five months rent during the lease term.

    The Company's United Kingdom subsidiary leases a facility which occupies 18,000 square feet in Ealing, London. The term of the lease is through March 2001, with an option to cancel the lease in March 1998 with six months notice. The monthly rent is $19,903.

    In addition, the Company's United Kingdom subsidiary is the lessee under a lease for facilities previously occupied by the United Kingdom subsidiary which are currently subleased. The lease covers 1,600 square feet and expires in August 2006. The monthly rent is $4,156.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved from time to time in litigation arising in the normal course of business. The Company believes that any liability with respect to such legal actions, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    See Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on the Nasdaq National Market under the symbol "ALTS." The following table shows, for the calendar quarters indicated, the high and low sale prices of the Common Stock on the Nasdaq National Market:


    YEAR ENDED DECEMBER 31, 1994                            HIGH      LOW

    First Quarter  . . . . . . . . . . . . . . . . . .     $3.50     $2.38
    Second Quarter . . . . . . . . . . . . . . . . . .      4.88      2.38
    Third Quarter. . . . . . . . . . . . . . . . . . .      3.76      2.76
    Fourth Quarter . . . . . . . . . . . . . . . . . .      4.32      2.62

    YEAR ENDED DECEMBER 31, 1995

    First Quarter  . . . . . . . . . . . . . . . . . .     $4.26     $2.62
    Second Quarter . . . . . . . . . . . . . . . . . .      3.50      2.38
    Third Quarter. . . . . . . . . . . . . . . . . . .     14.76      3.00
    Fourth Quarter . . . . . . . . . . . . . . . . . .     12.00      8.12

    YEAR ENDED DECEMBER 31, 1996

    First Quarter  . . . . . . . . . . . . . . . . . .    $13.88     $7.26
    Second Quarter . . . . . . . . . . . . . . . . . .     18.00      8.76
    Third Quarter. . . . . . . . . . . . . . . . . . .     12.50      7.38
    Fourth Quarter . . . . . . . . . . . . . . . . . .     10.63      5.75


    On March 1, 1997, there were approximately 500 holders of record of the Company's Common Stock and the last sale price of the Common Stock as reported on the Nasdaq National Market on March 18, 1997 was $5.25 per share. The stock prices listed above have been restated to reflect the one-for-two reverse stock split effected by the Company on October 25, 1996.


                                   DIVIDEND POLICY

    The Company has never paid a dividend on its Common Stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data of the Company. The financial data for each of the five years in the period ended December 31, 1996 have been derived from the audited Consolidated Financial Statements. The results of Trimco are included below since December 27, 1995, the date of acquisition. (See Note 2 of the Notes to the Consolidated Financial Statements.)

    The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                                              Year Ended December 31,
                                             --------------------------------------------------------
Consolidated Statement of Operations Data      1996        1995        1994        1993        1992
                                             --------   ---------    --------    --------    --------
                                                       (In thousands except per share data)
Revenues                                     $24,511    $ 12,731     $ 9,547     $ 8,354     $ 6,273
Cost of revenues                               9,704       5,791       4,822       4,444       4,275
                                             --------   ---------    --------    --------    --------

Gross profit                                  14,807       6,940       4,725       3,910       1,998
                                             --------   ---------    --------    --------    --------
Operating expenses:
  Research and development                     3,363       1,402         769       1,108         435
  Charge for purchased research and
     development                                   -      10,595           -       4,920           -
  Marketing and sales                          5,581       3,570       2,627       1,361         763
  General and administrative                   3,077       1,581       1,146         907         696
  Write down of assets to net
     realizable value                              -       1,664
  Restructuring expense                            -           -           -       3,447           -
  Loss on office closure                         410           -           -           -           -
                                             --------   ---------    --------    --------    --------
                                              12,431      18,812       4,542      11,743       1,894
                                             --------   ---------    --------    --------    --------
Income (loss) from operations                  2,376     (11,872)        183      (7,833)        104
Interest and other income                         88         137         207         183         179
Interest and other expense                      (114)        (95)       (115)        (54)        (61)
                                             --------   ---------    --------    --------    --------
  Income (loss) before income taxes            2,350     (11,830)        275      (7,704)        222
Provision for income taxes                         -           -           -           -           -
                                             --------   ---------    --------    --------    --------
  Net income (loss)                          $ 2,350    $(11,830)    $   275     $(7,704)    $   222
                                             --------   ---------    --------    --------    --------
                                             --------   ---------    --------    --------    --------

Net income (loss) per share                  $   .25    $  (1.68)    $   .04     $ (1.29)    $   .04
Weighted average shares outstanding            9,507       7,026       6,992       5,986       5,924


                                                                  At December 31,
                                             --------------------------------------------------------
Consolidated Balance Sheet Data                1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
                                                                   (In thousands)
Working capital                             $  6,971      $  939      $2,799    $  5,007    $  5,997
Total assets                                  22,891      19,002       9,771      11,087      10,554
Capital lease obligations                          -           -           -           -          81
Long-term obligations                          1,966       1,420           -       1,770           -
Shareholders' equity                          14,770       8,116       5,658       5,364       9,101


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    When used in the following discussion, the words "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements, including the Notes thereto.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statement of Operations for each of the last three fiscal years:

                                                For the year ended December 31,
                                                -------------------------------
                                                   1996       1995       1994
                                                  ------     ------     ------
Revenues                                          100.0%     100.0%     100.0%
Cost of revenues                                   39.6       45.5       50.5
                                                  ------     ------     ------
  Gross profit                                     60.4       54.5       49.5
                                                  ------     ------     ------
Operating expenses:
  Research and development                         13.7       11.0        8.1
  Charge for purchased research and
    development                                       -       83.2          -
  Marketing and sales                              22.8       28.0       27.5
  General and administrative                       12.5       12.4       12.0
  Write down of assets to net realizable value        -       13.1          -
  Loss on office closure                            1.7          -          -
                                                  ------     ------     ------
                                                   50.7      147.7       47.6
                                                  ------     ------     ------
Income (loss) from operations                       9.7      (93.2)       1.9
Interest and other income                            .4        1.0        2.2
Interest and other expense                          (.5)       (.7)      (1.2)
                                                  ------     ------     ------
  Income (loss) before income taxes                 9.6      (92.9)       2.9
Provision for income taxes                            -          -          -
                                                  ------     ------     ------
  Net income (loss)                                 9.6%     (92.9)%      2.9%
                                                  ------     ------     ------
                                                  ------     ------     ------

REVENUES

    Revenues for 1996 were $24,511,000 as compared to $12,731,000 for 1995.
The increase of 93% in 1996 is the result of the expansion of business opportunities and resources in both international and domestic markets as a result of the acquisition of Trimco in December 1995. In addition, revenues increased due to sales of new software product and version releases. The increase in 1996 revenues was also due in part to revenues generated by new system sales and sales of enhancements, expansions and maintenance to an expanded customer base. The Company's increased system sales resulted primarily from increased demand for document management systems in the marketplace which management believes is due to the reduction in the cost of client/servers and workstations which, combined with document management software, has brought about a more cost effective solution to customers. Revenue derived from each new system varies depending on the number of users, features and complexity of the system.

    New systems revenues in 1996, 1995, and 1994 were $15,505,000 (63%),
$6,285,000 (49%) and $4,074,000 (43%), respectively, while revenues from system enhancements, expansion and maintenance were $9,006,000 (37%), $6,446,000 (51%) and $5,473,000 (57%), respectively. System enhancements are changes to a system previously installed by the Company in order to, among other things, accommodate more documents or users, interface with different peripheral devices, update the system with recently developed improvements (including improvements which increase the speed of the system) or implement other changes in response to the customer's general data processing environment. See "Business - Sales and Marketing."

    In 1996, new system revenues increased $9,220,000 from 1995, while revenues from system enhancements, expansion and maintenance increased $2,560,000. The increase in new system revenue was primarily due to orders received for three large corporate enterprise systems, each in excess of $1,000,000. The increase in system expansions, enhancements and maintenance was due to continued expansions and enhancements by the Company's growing installed customer base as the result of the acquisition of Trimco in 1995.

    In 1995, new system revenues increased $2,211,000 from 1994, while revenues from system enhancements, expansion and maintenance increased $973,000 over the same period. The increase in new system revenue was primarily due to a greater number of sales of large systems in 1995 as compared to 1994. The increase in revenues from system expansions and enhancements was due to the Company's growing installed customer base, offset in part by reduced maintenance revenues.

    A small number of customers have typically accounted for a large percentage of the Company's annual revenues. One consequence of this has been that revenues can fluctuate significantly on a quarterly basis. Management believes that the acquisition of Trimco at the end of 1995 has assisted in reducing the Company's dependence on a relatively small number of large customers by providing a larger base of customers for expansion, enhancement and maintenance services.

COST OF REVENUES

    Gross profit as a percentage of revenues was 60%, 55% and 50% for 1996, 1995 and 1994, respectively. The increase in gross profit margin in 1996 from 1995 was due primarily to the significant increase in software license revenues, which typically have a gross profit margin of approximately 83%. Software license revenues were $13,991,000, $5,369,000 and $2,551,000 in 1996,
1995 and 1994, respectively, representing 57%, 42% and 27% of revenues in each of those years, respectively. The improvement in gross profit margin in 1995 compared to 1994 was also due primarily to the significant increase in software license revenues. The higher margin of the software sales was offset partially by lower margin hardware sales which increased from $1,354,000 in 1994 to $2,333,000 in 1995 and to $1,892,000 in 1996. Service revenues, which include maintenance, training and consulting services, increased to $8,628,000 in 1996 from $5,029,000 in 1995 which had decreased from $5,641,000 in 1994. Software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace.
 Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware.

OPERATING EXPENSES

    Research and development expense was $3,363,000, $1,402,000 and $769,000 for 1996, 1995 and 1994, respectively. The increase from 1995 to 1996 was primarily due to additional personnel from the acquisition of Trimco, which more than doubled the development team devoted to research and development activities associated with new product version releases and the next generation product suite. Research and development expense increased $633,000 in 1995 from 1994 primarily due to the expansion of the Company's engineering staff in connection with the Company's efforts to continue to enhance and expand its current product suite. Research and development expense can vary based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized as incurred and then amortized when the product is available for general release to customers. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. See "Business - Product Development." Technical expenses on customer-funded projects were $2,607,000 in 1996, $2,140,000 in 1995 and $2,313,000 in 1994.

    In connection with the acquisition of Trimco, the Company allocated a significant portion of the purchase price to purchased research and development resulting in a charge of $10,595,000 in 1995. See Note 2 of the Notes to the Consolidated Financial Statements. The charge relates to research and development projects in process relating to Trimco's next generation of document management products. At the date of acquisition, the technological feasibility of acquired technology had not yet been established and the technology had no future alternative uses. The Company has expended a significant portion of its own engineering resources on the development of this technology for anticipated new product offerings which the Company anticipates will be released in mid-1997.

    Marketing and sales expense was $5,581,000, $3,570,000 and $2,627,000 for 1996, 1995 and 1994, respectively. The increase from 1995 to 1996 was primarily due to additional personnel and other costs resulting from the addition of Trimco's operations. In addition, the Company incurred additional marketing and promotional costs as a result of its name change and from increasing its presence at trade shows. The increase from 1994 to 1995 was primarily due to additional sales and support personnel hired along with additional costs associated with the Company's revenue growth. During 1995, the Company opened three new sales offices. In addition, the Company significantly increased its presence at trade shows and increased the amount of expenditures on advertising materials.

    General and administrative expense was $3,077,000, $1,581,000 and $1,146,000 for 1996, 1995 and 1994, respectively. The increase from 1995 to 1996 was due primarily to additional personnel and other costs resulting from the addition of Trimco's operations. General and administrative expense includes amortization of goodwill which increased from $66,000 in 1995 to $746,000 in 1996. The increase in general and administrative expense from 1994 to 1995 was due primarily to costs associated with additional personnel.

    In October 1996, the Company closed its facility in Camarillo, California which served as a warehouse for hardware inventory and a remote engineering office. As a result of such closure, the Company incurred a $410,000 loss which was recorded in 1996. The Company's engineers who were in the Camarillo office are now telecommuting from their homes and other locations. The $410,000 loss resulted from subleasing the facility and additional costs related to the relocation of employees and the movement of inventory and equipment to the Company's headquarters in San Diego, California.

    In connection with the acquisition of Trimco in 1995, the Company wrote-down certain intangible assets to their net realizable value, resulting in a $1,664,000 charge to operations. The write-down was a result of the acceleration of the Company's plans to introduce a next-generation suite of products. Management believes that the Company will be able to complete the development of these new products sooner using the resources of the combined companies, thus reducing the likelihood of recovering existing capitalized software costs associated with the Company's current generation of products. In addition, the costs of certain software development tools which will not be utilized in the development of next-generation products, and certain software products to be replaced, were written off.

INTEREST AND OTHER INCOME

    Interest and other income was $88,000, $137,000 and $207,000 for 1996, 1995 and 1994, respectively. The decrease in 1996, 1995 and 1994 was primarily the result of lower short-term investment balances.

INTEREST AND OTHER EXPENSE

    Interest and other expense totaled $114,000, $95,000 and $115,000 for 1996, 1995 and 1994, respectively. The increase in interest expense for 1996 compared to 1995 was due to the higher rate of interest paid on the Company's debt. While the Company had a higher debt balance in 1995 versus 1996, the rate of interest paid was more favorable in 1995 than 1996. The decrease in 1995 from 1994 was due to lower interest expense incurred on the Company's debt.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, the Company's cash and cash equivalents totaled $2,200,000 as compared to $4,656,000 at December 31, 1995, and its current ratio was 2.1 to 1. The Company also had short-term investments totaling $90,000 comprised of time deposits. The Company has two revolving credit facilities which provide for borrowings of up to $1,771,000. At December 31, 1996, $1,403,000 was outstanding on the revolving loan agreements and $368,000 was unused. See Note 4 of the Notes to the Consolidated Financial Statements.

    In 1996, cash provided by financing activities totaled $2,831,000 while cash used in operating and investing activities totaled $3,053,000 and $2,346,000, respectively. Cash provided by financing activities in 1996 was primarily through the issuance of Series C convertible preferred stock totaling $1,964,000. Cash used in investing activities was used primarily for capital expenditures totaling $1,142,000.

    In 1995, cash provided by operating and financing activities totaled $1,191,000 and $8,340,000, respectively, while cash used in investing activities totaled $5,911,000. Cash generated from financing activities in 1995 was primarily through the issuance of Series B convertible preferred stock totaling $3,306,000 and the exercise of warrants totaling $4,230,000. A substantial portion of the cash used in investing activities was used in connection with the acquisition of Trimco and the payoff of the remaining payable to former Optigraphics shareholders which totaled $5,785,000.

    On December 27, 1995, the Company acquired Trimco. See Note 2 to the Consolidated Financial Statements. The cash portion of the consideration to Trimco shareholders totaled $5,550,000. As part of the transaction, the Company also issued a convertible note due in September 1996, having a principal balance of $1,000,000 with interest payable at 7% per annum. In February 1996, the note was converted into 125,000 shares of the Company's common stock. In addition, in connection with the transaction, the Company assumed an accrued liability for $1,051,000 payable to Trimco employees in January 1996.

    The Company believes that current working capital and funds generated from operations will be adequate to meet expected needs for working capital and capital expenditures over at least the next twelve months; however, in order to continue to expand the Company's market penetration with its next-generation product suite and to increase name recognition with the Company's new name, the Company intends to explore additional financing options.

NET OPERATING LOSS TAX CARRYFORWARDS

    As of December 31, 1996, the Company had a net operating loss carryforward ("NOL") for federal and State income tax purposes of $31,700,000 and $7,000,000, respectively. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $500,000. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes. However, the Company's ability to utilize any NOL and credit carryforwards in future years may be restricted in the event the Company undergoes an "ownership change," generally defined as a more than 50 percentage point change of ownership by one or more statutorily defined "5-percent stockholders" of a corporation, as a result of future issuances or transfers of equity securities of the Company within a three-year testing period. In the event of an ownership change, the amount of NOL attributable to the period prior to the ownership change that may be used to offset taxable income in any year thereafter generally may not exceed the fair market value of the Company immediately before the ownership change (subject to certain adjustments) multiplied by the applicable long-term, tax-exempt rate announced by the Internal Revenue Service in effect for the date of the ownership change. A further limitation would apply to restrict the amount of credit carryforwards that might be used in any year after the ownership change. As a result of these limitations, in the event of an ownership change, the Company's ability to use its NOL and credit carryforwards in future years may be delayed and, to the extent the carryforward amounts cannot be fully utilized under these limitations within the carryforward periods, these carryforwards will be lost. Accordingly, the Company may be required to pay more Federal income taxes or to pay such taxes sooner than if the use of its NOL and credit carryforwards were not restricted.

    Over the past three years the Company has issued equity securities in connection with the Trimco acquisition in December 1995, the Optigraphics acquisition in September 1993 and through traditional stock option grants to employees. Although there was no "ownership change" in 1996, this activity, combined with the liquidity available to stockholders, increases the potential for an "ownership change" for income tax purposes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Altris Software, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 40 present fairly, in all material respects, the financial position of Altris Software, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP

San Diego, California
February 25, 1997

                                ALTRIS SOFTWARE, INC.
                              CONSOLIDATED BALANCE SHEET

                                                             December 31,
                                                      -------------------------
                                                          1996          1995
                                                          ----          ----
                                        ASSETS

Current assets:
 Cash and cash equivalents                           $ 2,200,000   $ 4,656,000
 Short term investments                                   90,000       270,000
 Receivables, net                                      9,752,000     4,207,000
 Inventory, net                                          443,000       469,000
 Other current assets                                    641,000       803,000
                                                      -----------   -----------
   Total current assets                               13,126,000    10,405,000

Property and equipment, net                            2,156,000     1,645,000
Computer software, net                                 2,252,000     1,549,000
Goodwill, net                                          4,972,000     4,945,000
Other assets                                             385,000       458,000
                                                      -----------   -----------
                                                     $22,891,000   $19,002,000
                                                      -----------   -----------
                                                      -----------   -----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $ 2,614,000   $ 2,192,000
 Accrued liabilities                                   1,643,000     3,211,000
 Notes payable                                           710,000     1,834,000
 Convertible note payable                                      -     1,000,000
 Deferred revenue                                      1,188,000     1,229,000
                                                      -----------   -----------
   Total current liabilities                           6,155,000     9,466,000

Long term notes payable                                1,203,000       475,000
Other long term liabilities                              763,000       945,000
                                                      -----------   -----------
   Total liabilities                                   8,121,000    10,886,000
                                                      -----------   -----------

Commitments (Note 10)

Shareholders' equity:
 Preferred stock, $1 par value,
   1,000,000 shares authorized; 750,761 designated;
   172,500 shares issued and outstanding                       -     3,306,000
 Common stock, no par, 20,000,000 shares authorized;
   9,559,944 and 8,475,452 issued and outstanding,
   respectively                                       61,583,000    54,085,000
 Foreign currency translation adjustment                 112,000             -
 Accumulated deficit                                 (46,925,000)  (49,275,000)
                                                      -----------   -----------
   Total shareholders' equity                         14,770,000     8,116,000
                                                      -----------   -----------
                                                     $22,891,000   $19,002,000
                                                      -----------   -----------
                                                      -----------   -----------


           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS


                                             For the year ended December 31,
                                       ----------------------------------------
                                            1996          1995          1994
                                            ----          ----          ----

Revenues                              $ 24,511,000  $ 12,731,000   $ 9,547,000
Cost of revenues                         9,704,000     5,791,000     4,822,000
                                       ------------  ------------   -----------
Gross profit                            14,807,000     6,940,000     4,725,000
                                       ------------  ------------   -----------

Operating expenses:
 Research and development                3,363,000     1,402,000       769,000
 Charge for purchased research and
   development                                   -    10,595,000             -
 Marketing and sales                     5,581,000     3,570,000     2,627,000
 General and administrative              3,077,000     1,581,000     1,146,000
 Write down of assets to net
    realizable value                             -     1,664,000             -
 Loss on office closure                    410,000             -             -
                                       ------------  ------------   -----------
   Total operating expenses             12,431,000    18,812,000     4,542,000
                                       ------------  ------------   -----------

Income (loss) from operations            2,376,000   (11,872,000)      183,000

Interest and other income                   88,000       137,000       207,000
Interest and other expense                (114,000)      (95,000)     (115,000)
                                       ------------  ------------   -----------

Income (loss) before income taxes        2,350,000   (11,830,000)      275,000
Provision for income taxes                       -             -             -
                                       ------------  ------------   -----------

Net income (loss)                     $  2,350,000  $(11,830,000)  $   275,000
                                       ------------  ------------   -----------
                                       ------------  ------------   -----------

Net income (loss) per share           $        .25  $      (1.68)  $       .04
                                       ------------  ------------   -----------
                                       ------------  ------------   -----------
Weighted average shares
 outstanding                             9,507,000     7,026,000     6,992,000
                                       ------------  ------------   -----------
                                       ------------  ------------   -----------


           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                Foreign
                                        Preferred Stock                Common Stock             Currency
                                     -----------------------     -------------------------    Translation   Accumulated
                                      Shares        Amount         Shares        Amount        Adjustment     Deficit
                                     --------     ----------     ----------   ------------     ----------   ------------
Balance at December 31, 1993                                     6,827,799    $43,084,000                  $(37,720,000)
 Exercise of stock options                                          42,625         19,000
 Net income                                                                                                     275,000
                                                                 ----------   ------------                  ------------
Balance at December 31, 1994                                     6,870,424     43,103,000                   (37,445,000)
 Exercise of stock options                                         213,188        188,000
 Exercise of underwriter
   unit warrants                                                    75,000        382,000
 Exercise of warrants                                              459,446      3,848,000
 Issuance of Common Stock
   in connection with
   acquisition                                                     857,394      6,564,000
 Issuance of Series B
   Preferred Stock                   172,500     $3,306,000
 Net loss                                                                                                   (11,830,000)
                                     --------     ----------     ----------   ------------     ----------   ------------
Balance at December 31, 1995         172,500      3,306,000      8,475,452     54,085,000              -    (49,275,000)
 Exercise of stock options                                         316,875      1,263,000
 Conversion of Series B
   Preferred Stock to
   Common Stock                     (172,500)    (3,306,000)       406,617      3,306,000
 Issuance of Series C
   Preferred Stock                   100,000      1,964,000
 Conversion of Series C
   Preferred Stock to
   Common Stock                     (100,000)    (1,964,000)       236,000      1,964,000
 Conversion of note to
   Common Stock                                                    125,000        965,000
 Foreign currency translation
   adjustment                                                                                   $112,000
 Net income                                                                                                   2,350,000
                                     --------     ----------     ----------   ------------     ----------   ------------
Balance at December 31, 1996               -              -      9,559,944    $61,583,000       $112,000   $(46,925,000)
                                     --------     ----------     ----------   ------------     ----------   ------------
                                     --------     ----------     ----------   ------------     ----------   ------------



           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                             For the year ended December 31,
                                                                    ------------------------------------------------
                                                                        1996              1995              1994
                                                                        ----              ----              ----
Cash flows from operating activities:
 Net income (loss)                                                 $  2,350,000      $(11,830,000)     $    275,000
 Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
   Depreciation and amortization                                      2,194,000           797,000           621,000
   Loss on disposal of assets                                            12,000                 -                 -
   Charge for purchased research and development                              -        10,595,000                 -
   Write down of assets to net realizable value                               -         1,664,000                 -
Changes in assets and liabilities, net of effect of acquisitions:
   Receivables, net                                                  (5,545,000)         (422,000)         (625,000)
   Inventory, net                                                        26,000           303,000          (164,000)
   Other assets                                                        (721,000)         (161,000)         (217,000)
   Accounts payable                                                     422,000           (73,000)          317,000
   Accrued liabilities                                               (1,568,000)          145,000          (932,000)
   Billings in excess of costs                                                -                 -          (351,000)
   Deferred revenue                                                     (41,000)           28,000          (315,000)
   Other long term liabilities                                         (182,000)          145,000                 -
                                                                    ------------      ------------      ------------
Net cash (used in) provided by operating activities                  (3,053,000)        1,191,000        (1,391,000)
                                                                    ------------      ------------      ------------

Cash flows from investing activities:
 Short term investments maturing                                        180,000         1,534,000           635,000
 Purchases of property and equipment                                 (1,142,000)         (504,000)         (295,000)
 Purchases of software                                                 (306,000)         (135,000)         (170,000)
 Computer software capitalized                                       (1,078,000)       (1,021,000)         (806,000)
 Cash paid for acquisitions, net of cash acquired                             -        (5,785,000)         (150,000)
                                                                    ------------      ------------      ------------
Net cash used in investing activities                                (2,346,000)       (5,911,000)         (786,000)
                                                                    ------------      ------------      ------------

Cash flows from financing activities:
 Principal payment under cash advanced by a bank
   related to former Optigraphics shareholder
   notes payable                                                     (1,634,000)                -                 -
 Principal payments under capital lease obligations                           -                 -           (81,000)
 Repayments under notes payable                                        (212,000)          (84,000)          (62,000)
 Net borrowings under revolving loan and bank
   agreements                                                         1,450,000           700,000                 -
 Retirement of note payable to former
   Optigraphics shareholder                                                   -                 -           (36,000)
 Net proceeds from issuance of preferred stock                        1,964,000         3,306,000                 -
 Proceeds from exercise of warrants                                           -         4,230,000                 -
 Proceeds from exercise of stock options                              1,263,000           188,000            19,000
                                                                    ------------      ------------      ------------
Net cash provided by (used in) financing activities                   2,831,000         8,340,000          (160,000)
                                                                    ------------      ------------      ------------

Effect of exchange rate changes on cash                                 112,000                 -                 -
                                                                    ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents                 (2,456,000)        3,620,000        (2,337,000)
Cash and cash equivalents at beginning of period                      4,656,000         1,036,000         3,373,000
                                                                    ------------      ------------      ------------
Cash and cash equivalents at end of period                         $  2,200,000      $  4,656,000      $  1,036,000
                                                                    ------------      ------------      ------------
                                                                    ------------      ------------      ------------


           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

    Altris Software, Inc. ("Altris" or the "Company") develops, markets and supports a suite of object-oriented, client/server document management software products. These products enable customers in a broad range of industries to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY

    The functional currency of the Company's United Kingdom subsidiary is pounds sterling. Assets and liabilities are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect for the period. Net currency exchange gains or losses resulting from such translation are excluded from net income and accumulated in a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions, which are not significant, are included in the Consolidated Statement of Operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include realizability of deferred income tax assets, capitalized software costs, valuation of stock issued in acquisitions, allowance for doubtful accounts and reserves for excess or obsolete inventory.

REVENUE RECOGNITION

    The Company's revenues are derived from sales of its document management systems that are primarily composed of software and services, including maintenance, training and consulting services, and third party hardware. The Company recognizes revenue in accordance with Statement of Position 91-1 "Software Revenue Recognition." Software license and third party hardware revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection is probable. In cases where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Annual maintenance revenues, which consist of ongoing support and product updates, are recognized on a straight-line basis over the term of the contract. Payments received in advance of performance of the related service for maintenance contracts are recorded as deferred revenue. Revenues from training and consulting services are recognized when the services are performed. Contract revenues for long term contracts or programs requiring specialized systems are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Provisions for anticipated contract losses are recognized at the time they become known.

    Contracts are billed based on the terms of the contract. There are no retentions in billed contract receivables. Unbilled contract receivables relate to revenues earned but not billed at the end of the period. Billings in excess of costs incurred and related earnings are included in current liabilities.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INVESTMENTS

    It is management's belief that the carrying amounts shown for the Company's financial instruments are reasonable estimates of their related fair values.

SHORT TERM INVESTMENTS

    Short term investments consist of time deposits which are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

CONCENTRATION OF CREDIT RISK

    The Company provides products and services to customers in a variety of industries worldwide, including petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company's customer base.

INVENTORY

    Inventory consists of parts, supplies and subassemblies and is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of December 31, 1996 and 1995, the Company's reserve against excess quantities totaled $552,000 and $2,119,000, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost and depreciated by the straight-line method over useful lives of two to seven years.

    Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease. Expenditures for ordinary repairs and maintenance are expensed as incurred while major additions and improvements are capitalized.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


GOODWILL

    Goodwill represents the excess of cost of purchased businesses over the fair value of tangible and identifiable intangible net assets acquired at the date of acquisition. Goodwill is amortized over its estimated useful life of seven years. Accumulated amortization of goodwill was $892,000 and $146,000 at December 31, 1996 and 1995, respectively. The related amortization expense was $746,000, $66,000 and $66,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

SOFTWARE DEVELOPMENT COSTS

    Software development and purchased software costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product's current gross revenues to the total of current and expected gross revenues or the straight line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $970,000 and $470,000 at December 31, 1996 and 1995, respectively. The related amortization expense was $808,000, $325,000 and $191,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company evaluates the carrying value of unamortized capitalized software costs at each balance sheet date to determine whether any net realizable value adjustments are required (See Note 2).

LONG-LIVED ASSETS

    The Company assesses potential impairments to its long-lived assets, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recorded by the Company.

INCOME TAXES

    Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) is the change during the year in the deferred income tax asset or liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in the future based on the Company's current and expected operating results (See Note 8).

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed on the basis of weighted average shares and common stock equivalent shares outstanding for each period presented, if dilutive.

REVERSE STOCK SPLIT

    In October 1996, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation to effectuate a 1-for-2 reverse stock split of all outstanding shares of common stock of the Company. All references in the Consolidated Financial Statements and in these notes have been restated to reflect the split.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


STATEMENT OF CASH FLOWS

    Cash and cash equivalents are comprised of cash on hand and short-term investments with original maturities of less than 90 days.

    In 1995, cash and non-cash investing and financing activities relating to the acquisition of Trimco Group plc (See Note 2) were as follows:

    Purchased research and development                     $  10,595,000
    Fair market value of assets acquired, excluding cash       8,195,000
    Liabilities assumed                                       (5,046,000)
    Common stock issued                                       (6,564,000)
    Note payable issued                                       (1,000,000)
    Accrued acquisition costs                                   (587,000)
                                                            -------------
      Cash paid for acquisition of Trimco                  $   5,593,000
                                                            -------------
                                                            -------------



                                             For the year ended December 31,
                                            -----------------------------------
                                                1996        1995        1994
                                                ----        ----        ----
Supplemental cash flow information:
  Interest paid                            $    75,000   $  86,000   $ 115,000
                                            -----------   ---------   ---------
                                            -----------   ---------   ---------
Schedule of noncash financing activity:
  Conversion of Preferred Stock and
    note payable to Common Stock           $ 6,235,000   $       -   $       -
                                            -----------   ---------   ---------
                                            -----------   ---------   ---------
  Indemnification obligations applied
    against notes payable to former
      Optigraphics shareholders            $         -   $ 100,000   $       -
                                            -----------   ---------   ---------
                                            -----------   ---------   ---------

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACQUISITIONS AND RESTRUCTURING:

TRIMCO GROUP PLC:

    On December 27, 1995, the Company entered into a Sale and Purchase
Agreement to acquire all of the outstanding stock of Trimco Group plc ("Trimco") for total consideration of $14,165,000 before acquisition costs of $630,000.
The purchase price was comprised of $5,550,000 in cash, 857,394 shares of the Company's common stock with a valuation of $6,564,000 and a convertible note payable having a total principal amount of $1,000,000 due September 27, 1996. The purchase price also included obligations assumed which were paid to Trimco employees in connection with the acquisition, consisting of cash of $1,051,000. During the third quarter of 1996, the Company completed the allocation of the purchase price initially made at the time of the Trimco acquisition based on preliminary information, which resulted in a decrease in goodwill and an increase in purchased technology of $127,000. During 1996, the Company incurred additional costs associated with the Trimco acquisition, which resulted in an increase in goodwill of $900,000. The increase was due primarily to the settlement of a contract dispute associated with certain claims on Trimco projects performed in 1995, which resulted in a payment of $432,000 in September 1996. The additional goodwill is being amortized over the remaining useful life of the goodwill.

    The acquisition was accounted for using the purchase method. A portion of the purchase price relates to research and development projects that Trimco had undertaken, resulting in a charge of $10,595,000 to the Company's operations. The technological feasibility of acquired technology had not yet been established at the date of acquisition and the technology had no future alternative uses. The Company anticipates expending a significant portion of its own development resources on the completion of this technology for anticipated new product offerings. The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired (after allocation of the purchased research and development) totaled $5,413,000 which was recorded as goodwill. The goodwill is being amortized over its estimated useful life of seven years. Trimco's operating results have been included in the consolidated financial statements from the date of acquisition.

    The Company also reduced its forecast for future sales of certain software development and purchased software costs. These costs were deemed not to be recoverable due to the Company's plan to accelerate the introduction of its next generation of software products as a result of the greater development resources now available. In addition, the costs of certain software development tools which will not be utilized in the development of the next generation of software products and certain software products to be replaced were also written off to net realizable value. Included in the Company's operating results is a $1,664,000 charge related to these write offs.

    The following unaudited pro forma summary presents the consolidated results of operations as if the Trimco acquisition had occurred on January 1, 1994, after giving effect to certain adjustments, including amortization of goodwill and interest expense on the convertible note payable. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which may have actually occurred had the combination been in effect during the periods presented, or which may occur in the future. The pro forma results are as follows:

                                                   ( Unaudited )
                                           (000's except per share data)
                                           For the year ended December 31,
                                            -------------------------------
                                                  1995           1994
                                                   ----           ----
    Total revenue                             $  20,752      $  16,305
    Net loss                                  $  (1,117)     $ (11,312)
    Net loss per share                        $    (.14)     $   (1.44)
    Shares used in per share calculation          7,874          7,849

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - BALANCE SHEET INFORMATION:

                                                           December 31,
                                                   ----------------------------
                                                        1996           1995
                                                        ----           ----

  Receivables, net:
   ----------------
     Billed receivables                           $  7,234,000    $  4,287,000
     Unbilled receivables                            2,689,000          45,000
     Less allowance for doubtful accounts             (171,000)       (125,000)
                                                   ------------    ------------
                                                  $  9,752,000    $  4,207,000
                                                   ------------    ------------
                                                   ------------    ------------
  Other current assets:
   --------------------
     Prepaid maintenance contracts                $     84,000    $     92,000
     Prepaid expenses and other                        557,000         711,000
                                                   ------------    ------------
                                                  $    641,000    $    803,000
                                                   ------------    ------------
                                                   ------------    ------------

  Property and equipment, net:
   ---------------------------
     Machinery and equipment                      $    566,000    $    574,000
     Computer equipment                              5,640,000       4,885,000
     Furniture and fixtures                            587,000         419,000
     Leasehold improvements                            466,000         177,000
                                                   ------------    ------------
                                                     7,259,000       6,055,000
     Less accumulated depreciation
     and amortization                               (5,103,000)     (4,410,000)
                                                   ------------    ------------
                                                  $  2,156,000    $  1,645,000
                                                   ------------    ------------
                                                   ------------    ------------

  Accrued liabilities:
   -------------------
     Employee compensation and related expenses   $    432,000    $  1,333,000
     Accrued vacation                                  217,000         233,000
     Accrued acquisition costs                               -         447,000
     Accrued loss on office closure                    198,000               -
     Other                                             796,000       1,198,000
                                                   ------------    ------------
                                                  $  1,643,000    $  3,211,000
                                                   ------------    ------------
                                                   ------------    ------------

  Other long term liabilities:
   ---------------------------
     Accrual for unfavorable leases assumed       $    482,000    $    622,000
     Accrued loss on office closure                    142,000               -
     Other                                             139,000         323,000
                                                   ------------    ------------
                                                  $    763,000    $    945,000
                                                   ------------    ------------
                                                   ------------    ------------


  The Company assumed leases for certain facilities leased by Trimco for which no future benefit is anticipated. The accrual for unfavorable leases assumed relates to a liability for the minimum lease payments less estimated sublease rental income on these leases.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE:

  In October 1996 and September 1995, the Company entered into revolving loan and security agreements, each providing for borrowings of up to $1,000,000. The maximum credit available under one facility declines by $200,000 in September of each year beginning in 1996. The loan balance is payable in monthly installments of $16,667. At December 31, 1996, $771,000 was outstanding on this agreement. The loan balance for the other facility is payable in monthly installments. At December 31, 1996, $632,000 was outstanding and $368,000 was unused on this agreement. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets and interest is equal to the 30-day Commercial Paper Rate plus 2.95% (8.91% at December 31, 1996). The revolving loan and security agreements contain certain restrictive covenants including maintaining a certain ratio of debt to tangible net worth.

  In September 1996, the Company's United Kingdom subsidiary renewed a $510,000 overdraft facility with a bank with interest payable quarterly at 2.5% per annum over the bank's base rate (8.5% at December 31, 1996). The facility expires in August 1997 with any remaining balance due and payable. At December 31, 1996, $510,000 was outstanding on the facility. Repayment of borrowings under the facility are secured by the Company's property and assets, and the Company has executed a guarantee of up to $500,000 in connection with the facility.

  At December 31, 1995, the Company had an outstanding payable for cash advanced by a bank which acted as paying agent for the notes due to former Optigraphics shareholders having a principal balance of $1,634,000 payable on demand. The notes, which had an original maturity of September 1995 and provided for interest payable quarterly at 6% per annum, were issued as part of the total consideration paid in connection with the acquisition of Optigraphics Corporation. The notes were paid in full in January 1996.

  At December 31, 1995, the Company had an outstanding convertible note in connection with the acquisition of Trimco having a principal balance of $1,000,000 payable at 7% per annum, due on September 27, 1996. The note was convertible into common stock at a rate of $8.00 per share, or an aggregate of 125,000 shares. The note was secured by a second-priority lien on the Company's assets, subject to the first-priority lien held by the lender in connection with the Company's existing revolving loan agreement. In February 1996, the note was converted into 125,000 shares of the Company's common stock, and no further obligations remain under the note.

  Maturities of long-term debt for each of the five years after December 31, 1996 are as follows:

              Year ending
              December 31,
               -----------

                 1997                       $  710,000
                 1998                          326,000
                 1999                          326,000
                 2000                          299,000
                 2001                          126,000
              Thereafter                       126,000
                                             ----------
                                            $1,913,000
                                             ----------
                                             ----------

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PREFERRED STOCK:

    In April 1996, the Company issued 100,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred Stock") in an offshore private placement to a purchaser who is not a resident of the United States, in reliance on Regulation S promulgated under the Securities Act of 1933, as amended. In consideration for the issuance and sale of the Series C Preferred Stock, the Company received $2,000,000 in cash proceeds before expenses. The Series C Preferred Stock bore a dividend of 8% per annum, accruing quarterly, and was convertible into shares of the Company's common stock after June 9, 1996, at the option of the holder, and after August 23, 1996, at the Company's option. In June 1996, 37,500 shares of Series C Preferred Stock were converted into 72,726 shares of common stock. In July 1996, the remaining 62,500 shares of Series C Preferred Stock plus accrued dividends were converted into 163,274 shares of common stock.

    In December 1995, the Company issued 172,500 shares of its Series B Convertible Preferred Stock (the "Series B Preferred Stock") for total proceeds of $3,450,000 before expenses in reliance on Regulation S promulgated under the Securities Act of 1933, as amended. The Series B Preferred Stock bore a dividend of 8% per annum, accruing quarterly, and was convertible into shares of the Company's common stock after February 10, 1996, at the option of the
holders, and after April 18, 1996, at the option of the Company.     In
February 1996, the 172,500 shares of Series B Preferred Stock were converted into 406,617 shares of common stock.


NOTE 6 - WARRANTS:

    In December 1991, the Company issued common stock and warrants through a unit offering. The Company received net proceeds of approximately $2,600,000 upon issuing 750,000 units at a unit price of $4.25. In January 1992, the underwriter exercised its over-allotment option and the Company sold an additional 112,500 units for net proceeds of $365,000. In connection with this offering, the underwriter received warrants to purchase 75,000 units at $5.10 per unit for a period of four years commencing one year from the date of the offering. In November 1995, the underwriter exercised its option to purchase the 75,000 units for net proceeds of $382,000. Also in 1995, warrants were exercised for 459,446 shares of common stock for net proceeds of $3,848,000.


NOTE 7 - COMMON STOCK OPTIONS:

    At December 31, 1996, the Company had two stock-based compensation plans (the "Plans"), which are described below. The Company applies Accounting Principles Board No. 25 and related Interpretations in accounting for its plan. No compensation cost has been recognized for its employee stock option grants, which are fixed in nature, as the options have been granted at fair market value. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under that plan consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net income (loss) and pro forma net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                      For the year ended December 31,
                                       ------------------------------
                                            1996           1995
                                            ----           ----
Net income (loss)
   As reported                          $2,350,000    $(11,830,000)
   Pro forma                            $1,776,000    $(12,285,000)
Pro forma net income (loss) per share
   As reported                          $      .25    $      (1.68)
   Pro forma                            $      .20    $      (1.75)

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                             1996               1995
                                           ------              -----
          Dividend yield                       0%                 0%
          Expected volatility                 68%                65%
          Risk-free interest rate            6.2%               6.7%
          Expected lives                   4 yrs.              4 yrs.


    In April 1996, the Company adopted its 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan. The maximum number of shares of Common Stock that may be issued pursuant to awards granted under the 1996 Plan is 625,000. Under the Company's 1987 Stock Option Plan, the maximum number of shares of Common Stock to be issued was 1,200,000 of which there is 58,050 remaining authorized shares subject to grants but unissued.

    The option vesting period for the Plans is determined by the Board of Directors or a Stock Option Committee and usually provides that 25% of the options granted can be exercised 90 days from the date of grant, and thereafter, those options become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the date of grant. Options granted are generally due to expire upon the sooner of ten years from date of grant, thirty days after termination of services other than by reason of convenience of the Company, disability or death, three months after disability, or one year after the date of the option holder's death. The option exercise price is equal to the fair market value of the common stock on the date of grant.

    Options granted to employees under the Plans may be either incentive stock options or nonqualified options. Only nonqualified options may be granted to nonemployee directors.


                                              Year Ended December 31,
                                           1996                   1995
                                   -------------------     -------------------
                                              Weighted                Weighted
                                               Average                 Average
                                               Exercise                Exercise
                                    Shares      Price       Shares      Price
                                   ---------    -----      ---------     -----
Outstanding at beginning of year    656,775     $2.24       594,250      $ .31
  Options granted                   449,500      6.96       281,400       5.23
  Options exercised                (316,875)     4.01      (213,200)       .88
  Options forfeited                (344,188)     7.03        (5,675)      2.08
                                   ---------               ---------
Outstanding at end of year          445,212      5.12       656,775       2.24
                                   ---------               ---------
                                   ---------               ---------

Options exercisable at end of year  166,950                 380,412
Weighted average fair value of
  options granted during the year    $ 6.36                  $ 3.73


The following tables summarizes information about employee stock options outstanding at December 31, 1996:

                                 Options Outstanding                          Options Exercisable
                 --------------------------------------------------   ---------------------------------
                       Number       Weighted average    Weighted            Number          Weighted
   Range of        outstanding at      remaining         average        outstanding at      average
exercise prices  December 31, 1996  contractual life  exercise price  December 31, 1996  exercise price
---------------  -----------------  ----------------  --------------  -----------------  --------------
$2.76 to $3.82         181,812          2.17 years       $3.38            152,125            $3.39
$5.94 to $6.56         233,000          7.41 years       $5.94                250            $6.44
$9.00 to $10.63         30,400          4.27 years       $9.16             14,575            $9.16
                       -------                                            -------
$2.76 to $10.63        445,212          5.05 years       $5.12            166,950            $3.90
                       -------                                            -------
                       -------                                            -------

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES:

    Deferred tax assets and liabilities are comprised of the following at December 31:

                                                       1996            1995
                                                   ------------    ------------
Deferred tax liability:
  Purchased technology                            $   (262,000)   $   (425,000)
                                                   ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards                  11,994,000      13,804,000
  Research and development costs                     1,946,000       2,054,000
  Depreciation and amortization                        159,000         195,000
  Inventory                                            451,000       1,175,000
  Deferred revenue                                     283,000         105,000
  Accruals                                             468,000         879,000
  Other                                                695,000         113,000
                                                   ------------    ------------
     Total deferred tax assets                      15,996,000      18,325,000
                                                   ------------    ------------
  Net deferred tax assets                           15,734,000      17,900,000
  Valuation allowance                              (15,734,000)    (17,600,000)
                                                   ------------    ------------
Deferred taxes                                    $          -    $    300,000
                                                   ------------    ------------
                                                   ------------    ------------

    The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards which give rise to uncertainty as to whether the net deferred tax asset is realizable.

    In connection with the acquisition of Trimco, the Company acquired $926,000 in deferred tax assets of which $626,000 was provided as a valuation allowance. In the event that tax benefits acquired in the Trimco acquisition are realized, $626,000 of such benefits will be used first to reduce any remaining goodwill and other intangible assets related to the acquisition. Once those assets are reduced to zero, the benefit will be included as a reduction of the Company's income tax provision.

    The Company has net operating loss carryforwards of $31,700,000 and $7,000,000 for federal and state tax purposes, respectively, which expire over the years 1997 through 2010. Net operating losses acquired from Optigraphics are limited to offset against that entity's future taxable income, subject to annual limitations. In addition, if certain substantial changes in the Company's ownership should occur, there would be a limitation on the amount of the consolidated net operating loss carryforwards and tax credits which can be utilized. The Company has investment and research activity credit carryforwards aggregating $500,000, which will substantially expire in the years 2000 through 2004.


NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION:

    The Company has one business segment which consists of the development and sale of a suite of object-oriented, multi-tier client/server document management software products. No single customer accounts for more than 10 percent of the Company's revenues.

    In 1994 and 1995 the Company operated principally in the United States and international revenues were less than 10% of the Company's revenues. Revenue for 1996 by customer location is as follows:

                                                1996
                                                 ----
              United States                 $15,326,000
              Europe                          7,497,000
              Other International             1,688,000
                                             -----------
                                            $24,511,000
                                             -----------
                                             -----------

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


    Subsequent to the acquisition of Trimco in December 1995, the Company's primary operations for 1996 were conducted from the United States and Europe. Segment and operations information by geographic location for the year ended December 31, 1996 follows:

                                                 Corporate
                          United                 Research &
                          States      Europe     Development   Consolidated
                          ------      ------     -----------   ------------
  Net sales            $15,184,000  $9,327,000             -    $24,511,000
  Operating earnings     4,443,000   1,296,000   $(3,363,000)     2,376,000
  Identifiable assets   13,081,000   9,810,000             -     22,891,000

    Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.


NOTE 10 - COMMITMENTS:

    The Company leases its principal facilities under a long-term operating lease which includes rent escalations of 4% per annum. The lease expires in March 2001. The Company also has a long-term operating lease for another facility that includes rent escalations not to exceed 4% in any year. The Company subleased this other facility in late 1996 and recognized a loss for the difference in the lease and sublease rate along with other costs associated with the office closure. The leases expire in April 2001. The Company recognizes rental expense on a straight line basis over the term of the leases.

    The Company's United Kingdom subsidiary leases a facility for a term through March 2001 with an option to terminate the lease in March 1998 with six months notice.

    Future minimum lease payments under operating lease agreements, net of noncancellable sublease payments, at December 31, 1996 are as follows:

                                              Operating
                                                Lease
                                             ----------
         1997                               $  426,000
         1998                                  409,000
         1999                                  339,000
         2000                                  348,000
         2001                                   72,000
         Thereafter                            197,000
                                             ----------
    Total minimum lease payments            $1,791,000
                                             ----------
                                             ----------

    Rent expense under operating leases was $779,000, $479,000 and $268,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

         Name             Age               Position
         ----             ---               --------

    Jay V. Tanna           57          President and Chief Executive Officer

    Roger H. Erickson      40          Vice President US Operations

    John W. Low            40          Chief Financial Officer and Secretary

    Steven D. Clark        44          Vice President North American Sales

    Mr. Tanna has served as a Director of the Company since the Company's acquisition of Trimco in December 1995. Mr. Tanna became the President and Chief Executive Officer of the Company effective April 16, 1996. Prior to that date, Mr. Tanna served as the Executive Vice President of the Company since December 1995 and the Chief Operating Officer of the Company since February 1996. Prior to the Trimco acquisition, Mr. Tanna served as Managing Director of Trimco, beginning in 1988. Prior to his employment with Trimco, Mr. Tanna held the positions of Managing Director of Sorco Engineering Ltd., a construction engineering firm, from 1985 to 1987, and Director of Projects of Lummus Co. Ltd., a construction engineering firm, from 1979 to 1985. Mr. Tanna earned a B.S.C. degree in Engineering with Honors from London University in 1963.

    Mr. Erickson was appointed Vice President, Operations in June 1996. From April 1995 to February 1996, Mr. Erickson was Vice President, Worldwide Channel Sales, with responsibility for alternate channel and international sales. From February 1996 to June 1996, he was Vice President, Alliances and General Manager, PDM Business Unit. Prior to April 1995, Mr. Erickson served as Executive Vice President, Marketing and Sales from September 1993. He was also a Director of the Company from July 1990 to June 1995. From October 1991 to August 1993, Mr. Erickson served as Chief Executive Officer and President of the Company. From June 1990 to October 1991, Mr. Erickson served as Vice President, Engineering. From March to May 1990, Mr. Erickson was Director of Technical Marketing at West Coast Information Systems, Inc. From 1984 until March 1990, Mr. Erickson served the Company in several positions including Senior Systems Engineer and Director of Technical Projects. Mr. Erickson earned a M.S. degree in Computer Science from the University of California, Santa Barbara in 1982 and a B.A. degree in Mathematics from Westmont College in 1978.

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

    Mr. Clark was appointed Vice President North American Sales in January 1997. From 1994 through the end of 1996, Mr. Clark was Director of U.S. Sales. From 1992 to 1994, Mr. Clark served as the Vice President of West Coast Operations at PRC, a systems integration firm. From 1987 to 1992, Mr. Clark was Director of Marketing for Optigraphics Corporation. From 1983 to 1987, he was Vice President of Sales and Marketing at Energy Images in Boulder, Colorado. From 1975 to 1983, Mr. Clark held several positions with Dun & Bradstreet Petroleum Information. Mr. Clark earned a B.A. degree in Geography from the University of Colorado in 1974.

    All executive officers hold office at the pleasure of the Board of Directors.

    Information relating to Directors is set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1996, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information relating to Executive Compensation is set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1996, and such information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1996, and such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information relating to Certain Relationships and Related Transactions is set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1996, and such information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS, SCHEDULES, AND EXHIBITS

    (1)  FINANCIAL STATEMENTS:

         Consolidated Balance Sheet as of December 31, 1996 and 1995

         Consolidated Statement of Operations for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994

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

         3.2       Registrant's Bylaws, as amended

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

         10.3*     1987 Stock Option Plan, as amended April 27, 1994

         10.4* Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 1987 Stock Option Plan

         10.5      Amended and Restated 1996 Stock Incentive Plan

         10.6 Form of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreement and Restricted Stock Agreement under Amended and Restated 1996 Stock Incentive Plan

         10.7* Form of Indemnification Agreement with officers and directors

         10.8* Warrant Agreement dated December 12, 1991 between the Company and Security Pacific National Bank.

         10.9* Sublease Agreement dated August 31, 1992 between the Company and Unisys Corporation

         10.10* Agreement and Plan of Merger and Reorganization dated as of July 7, 1993 by and among the Company, AO Acquisition Corporation and Optigraphics Corporation

         10.11* Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of September 15, 1993 by and among the Company, AO Acquisition Corporation and Optigraphics Corporation

         10.12* WCMA and Term Loan Agreement dated July 6, 1994 between Optigraphics Corporation and Merrill Lynch Business Financial Services, Inc.

         10.13* Standard Industrial Lease dated April 1, 1994 between the Company and Utah State Retirement Fund, a common trust fund

         10.14* Purchase and Sale Agreement dated December 27, 1995 by and between the Company, Mr. Tanna and the shareholders of Trimco Group plc (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

         10.15* Convertible Loan Note dated December 27, 1995 issued by the Company (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

         10.16* Convertible Preferred Stock Purchase Agreement dated December 20, 1995 by and between the Company and Newsun Limited (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

         10.17* Convertible Preferred Stock Purchase Agreement dated December 20, 1995 by and between the Company and THC, Inc. (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

         10.18* Convertible Preferred Stock Purchase Agreement, dated April 25, 1996, by and between the Company and Newsun Limited (filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by this reference).

         10.19* Letter Agreement dated January 2, 1996 by and among the Company, Newsun Limited and THC, Inc. (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

         10.20* WCMA and Term Loan Agreement dated October 22, 1996 between Altris Software, Inc. and Merrill Lynch Business Financial Services, Inc.

         11        Statement Re Computation of Per Share Earnings

         21        Subsidiaries of Registrant

         23        Consent of Independent Accountants

         27        Requirements for the Format and Input of Financial Data
                   Schedules


----------------------------

*Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on March 28, 1997.


                                            ALTRIS SOFTWARE, INC.


                                            By:  /s/Jay Tanna
                                                 --------------------------
                                                 Jay Tanna
                                                 Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/D. Ross Hamilton     Chairman of the Board of Directors      March 28, 1997
----------------------- and Director
D. Ross Hamilton

/s/Jay Tanna            President and Chief Executive Officer   March 28, 1997
----------------------- (Principal Executive Officer) and
Jay Tanna                Director


/s/John W. Low          Chief Financial Officer and Secretary   March 28, 1997
----------------------- (Principal Financial and Accounting
John W. Low              Officer)

/s/Norwood H. Davis, Jr.          Director                      March 28, 1997
-----------------------
Norwood H. Davis, Jr.

/s/Michael J. McGovern            Director                      March 28, 1997
-----------------------
Michael J. McGovern

/s/Robert H. Smith                Director                      March 28, 1997
-----------------------
Robert H. Smith

/s/Larry D. Unruh                 Director                      March 28, 1997
-----------------------
Larry D. Unruh

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                ALTRIS SOFTWARE, INC.



--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
        Column A                            Column B                   Column C                     Column D         Column E
--------------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                              ----------------------------
                                                                               Charged to
       Description                          Balance at        Charged to         Other                              Balance at
                                            Beginning          Costs and        Accounts -         Deductions -       End of
                                            of Period           Expenses        Describe            Describe          Period
--------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
  Deducted from asset accounts:
  Allowance for doubtful accounts         $   125,000         $ 140,000                         $   (94,000)(a)   $   171,000
  Excess inventory reserve                $ 2,119,000                                           $(1,567,000)(b)   $   552,000
  Tax benefit reserve                     $17,600,000                                           $(1,866,000)(d)   $15,734,000

--------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
  Deducted from asset accounts:
  Allowance for doubtful accounts         $   162,000         $  35,000                         $   (72,000)(a)   $   125,000
  Excess inventory reserve                $ 2,323,000                                           $  (204,000)(b)   $ 2,119,000
  Tax benefit reserve                     $16,300,000                       $ 1,300,000(c)                        $17,600,000

--------------------------------------------------------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------



(a) Amount written off

(b) Inventory scrapped or sold at less than cost

(c) Valuation allowance against benefit recorded

(d) Adjustment relating to tax provision or benefit expired