Form 10-Q
period 1997-03-31
ALTRIS SOFTWARE INC
filed 1997-05-14
CIK 813747

                                    FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1997


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15935


                             ALTRIS SOFTWARE, INC.
              ______________________________________________________
              (Exact name of registrant as specified in its charter)


           CALIFORNIA                                            95-3634089
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                  9339 CARROLL PARK DRIVE, SAN DIEGO, CA 92121
              _____________________________________________________
              (Address of principal executive offices and zip code)


                                 (619) 625-3000
               ___________________________________________________
               (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X      NO
                                -----       -----


Number of shares of Common Stock outstanding at April 25, 1997:  9,578,870


Number of Sequentially Numbered Pages:  14
Exhibit Index at Page 13

                              ALTRIS SOFTWARE, INC.
                              _____________________

                                      INDEX
                                      _____


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

                              ALTRIS SOFTWARE, INC.

                          PART I.  FINANCIAL INFORMATION

                            CONSOLIDATED BALANCE SHEET
                          ______________________________


                                                     March 31,     December 31,
                                                       1997            1996
                                                    ------------   ------------
                                                    (unaudited)

                                      ASSETS

Current assets:
  Cash and cash equivalents                         $  1,440,000   $  2,200,000
  Short term investments                                      --         90,000
  Receivables, net                                    10,882,000      9,752,000
  Inventory, net                                         447,000        443,000
  Other current assets                                   878,000        641,000
                                                    ------------   ------------
      Total current assets                            13,647,000     13,126,000

Property and equipment, net                            2,075,000      2,156,000
Computer software, net                                 2,485,000      2,252,000
Goodwill, net                                          4,759,000      4,972,000
Other assets                                             455,000        385,000
                                                    ------------   ------------
                                                    $ 23,421,000   $ 22,891,000
                                                    ------------   ------------
                                                    ------------   ------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  2,723,000      2,614,000
  Accrued liabilities                                  1,802,000      1,643,000
  Notes payable                                        1,019,000        710,000
  Deferred revenue                                       851,000      1,188,000
                                                    ------------   ------------
      Total current liabilities                        6,395,000      6,155,000

Long term notes payable                                1,383,000      1,203,000
Other long term liabilities                              312,000        763,000
                                                    ------------   ------------
      Total liabilities                                8,090,000      8,121,000
                                                    ------------   ------------
Commitments

Shareholders' equity:
  Common stock, no par value, 20,000,000 shares
    authorized; 9,573,444 and 9,559,944 issued and
    outstanding, respectively                         61,630,000     61,583,000
  Foreign currency translation adjustment                 92,000        112,000
  Accumulated deficit                                (46,391,000)   (46,925,000)
                                                    ------------   ------------
      Total shareholders' equity                      15,331,000     14,770,000
                                                    ------------   ------------
                                                    $ 23,421,000   $ 22,891,000
                                                    ------------   ------------
                                                    ------------   ------------

       See accompanying notes to the consolidated financial statements.

                              ALTRIS SOFTWARE, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS
                       ____________________________________

                                   (Unaudited)


                                                         For the three months
                                                           ended March 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Revenues                                               $6,615,000    $6,061,000

Cost of revenues                                        2,871,000     2,513,000
                                                       ----------    ----------
Gross profit                                            3,744,000     3,548,000
                                                       ----------    ----------
Operating expenses:
  Research and development                                812,000       907,000
  Marketing and sales                                   1,640,000     1,253,000
  General and administrative                              729,000       711,000
                                                       ----------    ----------
      Total operating expenses                          3,181,000     2,871,000
                                                       ----------    ----------
Income from operations                                    563,000       677,000

Interest and other income                                  22,000        26,000
Interest and other expense                                (51,000)      (26,000)
                                                       ----------    ----------
Income before income taxes                                534,000       677,000

Provision for income taxes                                     --            --
                                                       ----------    ----------
Net income                                             $  534,000    $  677,000
                                                       ----------    ----------
                                                       ----------    ----------
Net income per share                                   $      .06    $      .07
                                                       ----------    ----------
                                                       ----------    ----------
Weighted average shares outstanding                     9,647,000     9,407,000

       See accompanying notes to the consolidated financial statements.

                              ALTRIS SOFTWARE, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                       ____________________________________

                                   (Unaudited)


                                                        For the three months
                                                          ended March 31,
                                                     --------------------------
                                                           1997          1996
                                                     -----------    -----------
Cash flow from operating activities:
  Net income                                         $   534,000   $    677,000
      Adjustments to reconcile net income to
        net cash used in operating activities:
  Depreciation and amortization                          599,000        605,000
  Loss on sale of short term investment                    5,000             --
  Changes in assets and liabilities:
      Receivables, net                                (1,130,000)    (1,390,000)
      Inventory, net                                      (4,000)        25,000
      Other assets                                      (313,000)        76,000
      Accounts payable                                   109,000        125,000
      Accrued liabilities                                159,000     (1,454,000)
      Deferred revenue                                  (337,000)      (423,000)
      Other long term liabilities                       (451,000)      (123,000)
                                                     -----------    -----------
Net cash used in operating activities                   (829,000)    (1,882,000)
                                                     -----------    -----------
Cash flows from investing activities:
  Sale of short term investment                           85,000        180,000
  Purchases of property and equipment                   (122,000)      (192,000)
  Purchases of software                                  (39,000)       (15,000)
  Computer software capitalized                         (371,000)      (226,000)
                                                     -----------    -----------
Net cash used in investing activities                   (447,000)      (253,000)
                                                     -----------    -----------
Cash flows from financing activities:
  Principal payment under cash advanced by a bank
    related to former Optigraphics shareholder notes
    payable                                                   --     (1,634,000)
  Repayments under notes payable                        (174,000)       (40,000)
  Net borrowings under revolving loan and bank
    agreements                                           663,000             --
  Proceeds from exercise of stock options                 47,000        210,000
                                                     -----------    -----------
Net cash provided by (used in) financing activities      536,000     (1,464,000)
                                                     -----------    -----------
Effect of exchange rate changes on cash                  (20,000)        17,000
                                                     -----------    -----------
Net decrease in cash and cash equivalents               (760,000)    (3,582,000)

Cash and cash equivalents at beginning of period       2,200,000      4,656,000
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 1,440,000    $ 1,074,000
                                                     -----------    -----------
Supplemental cash flow information:
  Interest paid                                      $    44,000    $    25,000
                                                     -----------    -----------
Schedule of non-cash financing activity:
  Conversion of Series B Preferred Stock to common
    stock                                            $        --    $ 3,306,000
                                                     -----------    -----------
  Conversion of note payable to common stock         $        --    $ 1,000,000
                                                     -----------    -----------

       See accompanying notes to the consolidated financial statements.

                              ALTRIS SOFTWARE, INC.

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  ______________________________________________

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated balance sheet of Altris Software, Inc. (the "Company") as of March 31, 1997 and the consolidated statement of operations and of cash flows for the three month periods ended March 31, 1997 and 1996 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


NOTE 2 - NET INCOME PER SHARE

    Net income per share is computed on the basis of weighted average shares and common stock equivalent shares outstanding for each period presented, if dilutive.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 will be adopted by the Company as required for the interim period and fiscal year ending December 31, 1997. Upon adoption of SFAS No. 128, the Company will present basic EPS as well as diluted EPS in the period of adoption and restate all prior-period EPS data presented for comparative purposes. Basic EPS will be computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted EPS will be computed similar to basic EPS except that the weighted average number of shares of common stock outstanding will be increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The pro forma EPS calculations based upon SFAS No. 128 are indicated below:

                                                          For the three months
                                                            ended March 31,
                                                        ------------------------
                                                           1997          1996
                                                        ----------    ----------
BASIC EARNINGS PER COMMON SHARE
    Net income per share                                $      .06    $      .07
                                                        ----------    ----------
    Weighted average shares                              9,565,000     9,027,000

DILUTED EARNINGS PER COMMON SHARE
    Net income per share                                $      .06    $      .07
                                                        ----------    ----------
    Weighted average shares                              9,647,000     9,407,000


NOTE 3 - INVENTORY

    Inventory consists of parts, supplies, and subassemblies and is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of March 31, 1997 and December 31, 1996, the Company's reserve against excess quantities totaled $557,000 and $552,000, respectively.

NOTE 4 - NOTES PAYABLE

    In October 1996 and September 1995, the Company entered into revolving loan and security agreements, each providing for borrowings of up to $1,000,000. The maximum credit available under one facility declines by $200,000 in September of each year beginning in 1996. The loan balance is payable in monthly installments of $16,667. At March 31, 1997, $717,000 was outstanding on this agreement. The loan balance for the other facility is payable in monthly installments. At March 31, 1997, $1,000,000 was outstanding on this agreement. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets and interest is calculated based on the 30-day Commercial Paper Rate plus 2.95% (8.64% at March 31, 1997). The revolving loan and security agreements contain certain restrictive covenants including maintaining a certain ratio of debt to tangible net worth.

    In September 1996, the Company's United Kingdom subsidiary renewed an overdraft facility with a bank with interest payable quarterly at 2.5% per annum over the bank's base rate (8.5% at March 31, 1997). The facility expires in August 1997 with any remaining balance due and payable. At March 31, 1997, $386,000 was outstanding and $103,000 was unused on the facility. Repayment of borrowings under the facility are secured by the Company's property and assets, and the Company has executed a guarantee of up to $500,000 in connection with the facility.

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


NOTE 5 - PREFERRED STOCK

    In April 1996, the Company issued 100,000 shares of its Series C Convertible Preferred Stock (the "Series C Preferred Stock") in an offshore private placement to a purchaser who is not a resident of the United States. In consideration for the issuance and sale of the Series C Preferred Stock, the Company received $2,000,000 in cash proceeds before expenses. In June 1996, 37,500 shares of Series C Preferred Stock were converted into 72,726 shares of common stock. In July 1996, the remaining 62,500 shares of Series C Preferred Stock plus accrued dividends were converted into 163,274 shares of common stock.

    In December 1995, the Company issued 172,500 shares of its Series B Convertible Preferred Stock (the "Series B Preferred Stock") for total proceeds of $3,450,000 before expenses. In February 1996, the 172,500 shares of Series B Preferred Stock were converted into 406,617 shares of common stock.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


                       THREE MONTHS ENDED MARCH 31, 1997
              COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996.

Revenues

    Revenues for the three months ended March 31, 1997 were $6,615,000 as compared to $6,061,000 for the three months ended March 31, 1996. The 9% increase in revenues is primarily due to revenues generated by new software product and version releases.

    First quarter 1997 revenues consisted of $3,287,000 (50%) in new system revenues and $3,328,000 (50%) related to system enhancements, expansion and maintenance. This compares to first quarter 1996 revenue of $3,336,000 (55%) in new system revenues and $2,725,000 (45%) related to system enhancements, expansion and maintenance. New systems revenues were comparable to the prior year, while revenues from system enhancements, expansion and maintenance increased $603,000 (22%) due to the increase in sales of new software product and version releases to existing customers.

    A small number of customers have typically accounted for a large percentage of the Company's annual revenue. In the first quarter of 1997, no customer accounted for more than 10% of total revenue. During the first quarter of 1996, two customers accounted for 14% and 11% of total revenues. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Gross Profit

    Gross profit as a percentage of revenues was 57% for the first quarter 1997 compared to 59% for the same period a year ago. The decrease in gross profit margin was due primarily to increased third party software costs for the first quarter of 1997 compared to the prior year. Software license revenue was $4,020,000 (61%) of total revenues in the first quarter 1997 compared to $3,462,000 (57%) of total revenues in the first quarter of 1996. The higher margin of the software sales was offset partially by lower margin hardware sales which decreased to $568,000 in the first quarter 1997 from $681,000 in the first quarter of 1996. Service revenues, which include maintenance, training and consulting services, increased to $2,027,000 in the first quarter 1997 from $1,918,000 in the first quarter 1996. Software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace for such third party products.
Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware.

Operating Expenses

    Research and development expense for the three months ended March 31, 1997 was $812,000 versus $907,000 for the same period in the prior year. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized as incurred and then amortized when the product is available for general release to customers. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. Technical expenses on customer-funded projects for the quarter were $704,000 versus $734,000 in the first quarter of 1996.

    Marketing and sales expense for the three months ended March 31, 1997 increased to $1,640,000 from $1,253,000 for the three months ended March 31, 1996. The increase is primarily attributable to additional marketing and promotional costs incurred in connection with the initial marketing of the new Altris EB-TM- product suite, the Company's next generation document management software, and efforts to increase name recognition for the new "Altris" name. In addition, the increase is also attributable to additional sales and support personnel hired and costs associated therewith to support the Company's revenue growth.

    General and administrative expense was $729,000 for the three months ended March 31, 1997 as compared to $711,000 for the three months ended March 31, 1996. The increase in general and administrative expense was due primarily to costs associated with additional personnel being hired.


LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, the Company's cash and cash equivalents totaled $1,440,000 as compared to $2,200,000 at December 31, 1996, and its current ratio was 2.1 to 1.

    During the first quarter of 1997, cash provided by financing activities totaled $536,000 while cash used in operating and investing activities totaled $829,000 and $447,000, respectively. Cash provided by financing activities was primarily from borrowings under revolving loan and bank agreements totaling $663,000. During the first quarter of 1996, cash used in operating, investing and financing activities totaled $1,882,000, $253,000 and $1,464,000, respectively.

    On December 27, 1995, the Company acquired Trimco Group plc. The cash portion of the consideration paid to Trimco shareholders totaled $5,550,000. As part of the transaction, the Company also issued a convertible note due in September 1996, having a principal balance of $1,000,000 with interest payable at 7% per annum. In February 1996, the note was converted into 125,000 shares of the Company's common stock. In addition, in connection with the transaction, the Company assumed an accrued liability of $1,051,000 payable to certain Trimco employees, which the Company paid in full in January 1996.

    The Company believes that current working capital and funds generated from operations will be adequate to meet expected needs for working capital and capital expenditures over at least the next twelve months; however, in order to continue to expand the Company's market penetration with its next-generation product suite and to increase name recognition of the Company's new name, the Company intends to explore additional financing options.

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

                          PART II.  OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:


    (a)  Exhibits - See Exhibit Index on Page 13.

    (b) There were no Reports on Form 8-K filed during the three months ended March 31, 1997.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ALTRIS SOFTWARE, INC.


                                                 By:   /s/ John W. Low
                                                      --------------------------
                                                       John W. Low
                                                       Chief Financial Officer


                                                 Dated:   May 14, 1997
                                                         -----------------------

                                EXHIBIT INDEX


Exhibit
-------

  11      Statement Re Computation of Net Income Per Share