Form 10-Q
period 1997-06-30
ALTRIS SOFTWARE INC
filed 1997-08-13
CIK 813747

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1997


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


                          YES     X         NO
                               -------          -------

Number of shares of Common Stock outstanding at July 31, 1997:    9,575,944
                                                               --------------

Number of Sequentially Numbered Pages: 16
Exhibit Index at Page 15

                                ALTRIS SOFTWARE, INC.

                                        INDEX


                                                                   Page Number
                                                                   -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                     Consolidated Balance Sheet                          3

                     Consolidated Statement of Operations                4

                     Consolidated Statement of Cash Flows                5

                     Notes to the Consolidated Financial Statements      6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9


PART II. OTHER INFORMATION                                              13


                                ALTRIS SOFTWARE, INC.

                            PART I.  FINANCIAL INFORMATION

                              CONSOLIDATED BALANCE SHEET

                                                              June 30, 1997   December 31, 1996
                                                              -------------   -----------------
                                                               (unaudited)
                                          ASSETS

Current assets:
   Cash and cash equivalents                                  $  6,696,000     $  2,200,000
   Short term investments                                                -           90,000
   Receivables, net                                             13,078,000        9,752,000
   Inventory, net                                                  411,000          443,000
   Other current assets                                            943,000          641,000
                                                              ------------     ------------
       Total current assets                                     21,128,000       13,126,000

Property and equipment, net                                      2,121,000        2,156,000
Computer software, net                                           2,676,000        2,252,000
Goodwill, net                                                    4,546,000        4,972,000
Other assets                                                     1,293,000          385,000
                                                              ------------     ------------
                                                              $ 31,764,000     $ 22,891,000
                                                              ------------     ------------
                                                              ------------     ------------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                           $  3,941,000     $  2,614,000
   Accrued liabilities                                           1,960,000        1,643,000
   Notes payable                                                 1,218,000          710,000
   Deferred revenue                                                901,000        1,188,000
                                                              ------------     ------------
       Total current liabilities                                 8,020,000        6,155,000

Long term notes payable                                          1,243,000        1,203,000
Other long term liabilities                                        256,000          763,000
Subordinated debt                                                3,000,000                -
                                                              ------------     ------------
       Total liabilities                                        12,519,000        8,121,000
                                                              ------------     ------------
Commitments
Shareholders' equity:
   Preferred stock, $1 par value, 3,000 shares authorized;
       3,000 shares issued and outstanding                       2,686,000                -
   Common stock, no par value, 20,000,000 shares authorized;
       9,575,944 and 9,559,944 issued and outstanding,
       respectively                                             61,639,000       61,583,000
   Common stock warrants                                           585,000                -
   Foreign currency translation adjustment                         176,000          112,000
   Accumulated deficit                                         (45,841,000)     (46,925,000)
                                                              ------------     ------------
       Total shareholders' equity                               19,245,000       14,770,000
                                                              ------------     ------------
                                                              $ 31,764,000     $ 22,891,000
                                                              ------------     ------------
                                                              ------------     ------------

           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)

                                              For the three months          For the six months
                                                 ended June 30,                ended June 30,
                                          ---------------------------  ----------------------------
                                              1997            1996          1997           1996
                                          ------------   ------------  -------------  -------------
Revenues                                  $  7,076,000   $  6,106,000  $  13,691,000  $  12,167,000

Cost of revenues                             2,680,000      2,133,000      5,551,000      4,646,000
                                          ------------   ------------  -------------  -------------
Gross profit                                 4,396,000      3,973,000      8,140,000      7,521,000
                                          ------------   ------------  -------------  -------------
Operating expenses:
   Research and development                  1,030,000        849,000      1,842,000      1,756,000
   Marketing and sales                       1,936,000      1,394,000      3,576,000      2,647,000
   General and administrative                  787,000        854,000      1,516,000      1,565,000
   Write-off of certain offering costs         270,000              -        270,000              -
                                          ------------   ------------  -------------  -------------
       Total operating expenses              4,023,000      3,097,000      7,204,000      5,968,000
                                          ------------   ------------  -------------  -------------

Income from operations                         373,000        876,000        936,000      1,553,000

Interest and other income                       30,000         20,000         52,000         46,000
Interest and other expense                     (58,000)       (21,000)      (109,000)       (47,000)
                                          ------------   ------------  -------------  -------------
Income before income taxes                  $  345,000        875,000        879,000      1,552,000

Income tax benefit                            (205,000)             -       (205,000)             -
                                          ------------   ------------  -------------  -------------
Net income                                  $  550,000     $  875,000   $  1,084,000   $  1,552,000
                                          ------------   ------------  -------------  -------------
                                          ------------   ------------  -------------  -------------
Net income per share                            $  .06         $  .09         $  .11         $  .17
                                          ------------   ------------  -------------  -------------
                                          ------------   ------------  -------------  -------------
Weighted average shares                          9,622          9,594          9,634          9,234
   outstanding



           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                                            For the six months
                                                                              ended June 30,
                                                                   --------------------------------
                                                                        1997               1996
                                                                   ------------        ------------
Cash flow from operating activities:
   Net income                                                      $  1,084,000        $  1,552,000
       Adjustments to reconcile net income to net cash
          used in operating activities:
   Depreciation and amortization                                      1,137,000             956,000
   Changes in assets and liabilities:
       Receivables, net                                              (3,326,000)         (3,950,000)
       Inventory, net                                                    32,000              14,000
       Other assets                                                    (316,000)            (49,000)
       Accounts payable                                               1,327,000            (691,000)
       Accrued liabilities                                              317,000            (906,000)
       Deferred revenue                                                (287,000)           (410,000)
       Other long term liabilities                                     (507,000)           (171,000)
                                                                   ------------        ------------
Net cash used in operating activities                                  (539,000)         (3,655,000)
                                                                   ------------        ------------
Cash flows from investing activities:
   Sale of short term investment                                         85,000             180,000
   Purchases of property and equipment                                 (303,000)           (764,000)
   Purchases of software                                                (41,000)            (15,000)
   Computer software capitalized                                       (746,000)           (466,000)
                                                                   ------------        ------------
Net cash used in investing activities                                (1,005,000)         (1,065,000)
                                                                   ------------        ------------
Cash flows from financing activities:
   Principal payment under cash advanced by a bank related
       to former Optigraphics shareholder notes payable                       -          (1,634,000)
   Repayments under notes payable                                      (257,000)            (78,000)
   Net borrowings under revolving loan and bank agreements              805,000                   -
   Proceeds from exercise of stock options                               56,000             699,000
   Net proceeds from issuance of preferred stock                      2,686,000           1,908,000
   Net proceeds from issuance of subordinated debt                    2,686,000                   -
                                                                   ------------        ------------
Net cash provided by financing activities                             5,976,000             895,000
                                                                   ------------        ------------
Effect of exchange rate changes on cash                                  64,000              70,000
                                                                   ------------        ------------
Net increase (decrease) in cash and cash equivalents                  4,496,000          (3,755,000)
Cash and cash equivalents at beginning of period                      2,200,000           4,656,000
                                                                   ------------        ------------
Cash and cash equivalents at end of period                         $  6,696,000          $  901,000
                                                                   ------------        ------------
                                                                   ------------        ------------
Supplemental cash flow information:
   Interest paid                                                      $  85,000           $  37,000
                                                                   ------------        ------------
                                                                   ------------        ------------
Schedule of non-cash financing activities:
   Conversion of Preferred Stock and note payable to
       Common Stock                                                        $  -        $  5,003,000
                                                                   ------------        ------------
                                                                   ------------        ------------
   Issuance of common stock warrants in connection with
       private placement                                             $  585,000                $  -
                                                                   ------------        ------------
                                                                   ------------        ------------

           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated balance sheet of Altris Software, Inc. (the "Company") as of June 30, 1997 and the consolidated statement of operations and of cash flows for the three and six month periods ended June 30, 1997 and 1996 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

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

                                  For the three months     For the six months
                                      ended June 30,         ended June 30,
                                  --------------------    --------------------
                                     1997       1996        1997       1996
                                  ---------   ---------   ---------  ---------
BASIC EARNINGS PER COMMON SHARE
    Net income per share          $     .06   $     .10   $     .11  $     .18
                                  ---------   ---------   ---------  ---------
                                  ---------   ---------   ---------  ---------
    Weighted average shares       9,574,000   9,202,000   9,570,000  8,848,000

DILUTED EARNINGS PER COMMON SHARE
    Net income per share          $     .06   $     .09   $     .11  $     .17
                                  ---------   ---------   ---------  ---------
                                  ---------   ---------   ---------  ---------
    Weighted average shares       9,622,000   9,594,000   9,634,000  9,234,000

NOTE 3 - INVENTORY

    Inventory consists of parts, supplies and subassemblies and is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of June 30, 1997 and December 31, 1996, the Company's reserve against excess quantities totaled $572,000 and $552,000, respectively.

NOTE 4 - NOTES PAYABLE

    At June 30, 1997, the Company had outstanding an 11.5% Subordinated Debenture in principal amount of $3,000,000 (the "Subordinated Debenture"). The Subordinated Debenture, which was issued to a lender on June 27, 1997 at 100% of par, provides for quarterly interest payments with a maturity date of June 27, 2002. The Company may prepay the Subordinated Debenture prior to maturity without penalty. In connection with the issuance of the Subordinated Debenture, the Company granted to the lender warrants to purchase 300,000 shares of its common stock at an exercise price of $6.00 per share, exercisable at any time on or before June 27, 2002. In addition, the Company has agreed to grant to the lender additional warrants to purchase 50,000 shares of its common stock at an exercise price of $7.00 per share on June 27, 2000 if the Subordinated Debenture then remains outstanding and on each anniversary thereafter on which the Subordinated Debenture remains outstanding (any such additional warrants expire on the fifth anniversary of the date of grant).

    In October 1996 and September 1995, the Company entered into revolving loan and security agreements, each providing for borrowings of up to $1,000,000. The maximum credit available under one facility declines by $200,000 in September of each year beginning in 1996. Each loan balance is payable in monthly installments of $16,667. At June 30, 1997, $1,643,000 was outstanding under these agreements. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets and interest is calculated based on the 30-day Commercial Paper Rate plus 2.95% (8.57% at June 30, 1997). The revolving loan and security agreements contain certain restrictive covenants including, without limitation, a covenant requiring the Company to maintain a certain ratio of debt to tangible net worth.

    In September 1996, the Company's United Kingdom subsidiary renewed an overdraft facility with a bank with interest payable quarterly at 2.5% per annum over the bank's base rate (9.0% at June 30, 1997). The facility expires in August 1997 with any remaining balance due and payable on August 31, 1997. At June 30, 1997, $518,000 was outstanding under this facility. The Company's property and assets secure repayment of borrowings under the facility, and the Company has executed a guarantee of up to $500,000 in connection with the facility.

    At December 31, 1995, the Company had an outstanding payable for cash advanced by a bank which acted as paying agent for the notes due to former shareholders of the Company's Optigraphics subsidiary (which notes were issued in connection with the Company's acquisition of Optigraphics Corporation in September 1993) having a principal balance of $1,634,000 payable on demand. The notes, which had an original maturity of September 1995 and provided for interest payable quarter at 6% per annum, were paid in full in January 1996.

    At December 31, 1995, the Company had outstanding a note in principal amount of $1,000,000 convertible at any time into the Company's common stock at the rate of $8 per share. The convertible note, which accrued interest at the rate of 7% per annum and was due on September 27, 1996, was issued in connection with the Company's acquisition of Trimco Group plc in December 1995. In February 1996, the holder converted the note into 125,000 shares of the Company's common stock. The Company does not have any remaining obligations with respect to this note.

NOTE 5 - PREFERRED STOCK

    In June 1997, the Company issued 3,000 shares of its Series D Convertible Preferred Stock (the "Series D Preferred Stock") in a private placement that was exempt from registration under the securities laws. In consideration for the issuance and sale of the Series D Preferred Stock, the Company received $3,000,000 in cash proceeds before expenses. The Series D Preferred Stock bears a dividend of 11.5% per annum, accruing quarterly, and is convertible into shares of the Company's common stock at a conversion price of $6 per share of common stock (subject to reset on June 27, 1999 to a lower conversion price if the average closing price of the common stock on the 20 trading days immediately prior to June 27, 1999 is less than $6 per share). The Company may redeem any or all of the Series D Preferred Stock at its stated value on or after June 27, 1999 at any time the 20-day average of the closing price of the common stock equals or exceeds $9.50 per share. Additionally, the Company may redeem any or all of the Series D Convertible Preferred Stock on or after June 27, 2002 at its stated value irrespective of the trading price of its common stock. In connection with the issuance of the Series D Preferred Stock, the Company has agreed to grant to the purchaser of the Series D Preferred Stock warrants to purchase the following number of shares of its common stock in the event that the Series D Preferred Stock has not been redeemed or converted in full on or prior to each of the following dates: (i) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2000; (ii) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2001; (iii) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on July 17, 2002; and (iv) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on June
27, 2003. Any such warrants which may be issued will be exercisable until the fifth anniversary of the date of grant.

    In April 1996, the Company issued 100,000 shares of its Series C Convertible Preferred Stock in an offshore private placement to a purchaser who is not a resident of the United States. In consideration for the issuance and sale of the Series C Preferred Stock, the Company received $2,000,000 in cash proceeds before expenses. In June 1996, 37,500 shares of Series C Preferred Stock were converted into 72,726 shares of common stock. In July 1996, the remaining 62,500 shares of Series C Preferred Stock plus accrued dividends were converted into 163,274 shares of common stock.

    In December 1995, the Company issued 172,500 shares of its Series B Convertible Preferred Stock for total proceeds of $3,450,000 before expenses. In February 1996, the 172,500 shares of Series B Preferred Stock were converted into 406,617 shares of common stock.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 1996.

Revenues

    Revenues for the three and six months ended June 30, 1997 were $7,076,000 and $13,691,000, respectively, as compared to $6,106,000 and $12,167,000 for the three and six months ended June 30, 1996. The increase of 16% and 13%, respectively, in revenues for the three and six months ended June 30, 1997 is primarily due to revenues generated by software licenses.

    For the three and six months ended June 30, 1997 revenues consisted of $3,762,000 (53%) and $7,049,000 (51%), respectively, in new system revenues and $3,314,000 (47%) and $6,642,000 (49%), respectively, related to system enhancements, expansion and maintenance. This compares to $4,185,000 (69%) and $7,521,000 (62%), respectively, in new system revenues and $1,921,000 (31%) and $4,646,000 (38%), respectively, related to system enhancements, expansion and maintenance, for the three and six months ended June 30, 1996. The increase in system enhancements, expansion and maintenance in the second quarter 1997 is primarily due to a large expansion order from a leading financial institution and several other significant customers expanding their systems.

    A small number of customers have typically accounted for a large percentage of the Company's annual revenues. In the first six months of 1997, one customer accounted for 10% of total revenues, and in the first six months of 1996, one customer accounted for 15% of total revenues. One consequence of this dependence has been that revenues can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Gross Profit

    Gross profit as a percentage of revenues was 62% and 59% for the three months and six months ended June 30, 1997 compared to 65% and 62% for the same periods a year ago. The decrease in gross profit margin was due primarily to increased third party software costs compared to the prior year. Software license revenue was $4,532,000 (64%) and $8,552,000 (62%) of total revenues for the three and six months ended June 30, 1997 compared to $4,187,000 (69%) and $7,474,000 (64%) of total revenues in the same periods in 1996. The higher margin of the software sales was offset partially by lower margin hardware sales of $514,000 and $1,082,000 for the three and six months ended June 30, 1997 as compared to $138,000 and $819,000 for the same periods in 1996. Service revenues, which include maintenance, training and consulting services, increased to $2,030,000 and $4,057,000 for the three and six months ended June 30, 1997 from $1,781,000 and $3,874,000 for the same periods in 1996. Software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace for such third party products. Gross profit percentage can fluctuate quarterly based on the revenue mix of Company software, services, proprietary hardware and third party software or hardware.

Operating Expenses

    Research and development expense for the three and six months ended June
30, 1997 was $1,030,000 and $1,842,000 as compared to $849,000 and $1,756,000 for the same periods in the prior year. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized and then amortized when the product is available for general release to customers. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. For the three and six months ended June 30,

1997, technical expenses on customer-funded projects were $948,000 and $1,652,000, respectively, versus $741,000 and $1,475,000, respectively, for the same period last year.

    Marketing and sales expense for the three and six months ended June 30, 1997 was $1,936,000 and $3,576,000 as compared to $1,394,000 and $2,647,000 for the three and six months ended June 30, 1996. This increase is primarily attributable to additional marketing and promotional costs incurred in connection with the initial marketing of the new Altris EB-TM- product suite, the Company's next generation document management software, and efforts to increase name recognition for the new "Altris" name. In addition, the increase is attributable to additional sales and support personnel hired and costs associated therewith to support the Company's revenue growth.

    General and administrative expense for the three and six months ended June 30, 1997 decreased to $787,000 and $1,516,000 from $854,000 and $1,565,000 for the three and six months ended June 30, 1996. The decrease in general and administrative expense was due primarily to a reduction in administrative personnel and related employee benefit costs.

    During the second quarter of 1997, the Company wrote-off certain offering costs, resulting in a one-time charge to operations in the amount of $270,000. The costs that were written-off were not directly related to the private placement that occurred during the second quarter of 1997. This one-time charge; however, was partially offset by the income tax benefit of $205,000 that resulted from the realization of an asset that had been previously written-down.

Interest and Other Income

    Interest and other income was $30,000 and $52,000 for the three and six months ended June 30, 1997 which was comparable to $20,000 and $46,000 in the prior year.

Interest and Other Expense

    Interest and other expense was $58,000 and $109,000 for the three and six months ended June 30, 1997 as compared to $21,000 and $47,000 in the prior year. The increase is due primarily to a higher debt balance coupled with a higher rate of interest paid on the Company's debt in 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company's cash and cash equivalents totaled $6,696,000 as compared to $2,200,000 at December 31, 1996. At June 30, 1997,
the Company's current ratio was 2.6 to 1.

    For the first six months of 1997, cash provided by financing activities totaled $5,976,000 while cash used in operating and investing activities totaled $539,000 and $1,005,000, respectively. For the first six months of 1996, cash used in operating and investing activities totaled $3,655,000 and $1,065,000, respectively, while cash provided by financing activities totaled $895,000.

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

    In June 1997, the Company issued 3,000 shares of its Series D Convertible Preferred Stock (the "Series D Preferred Stock") in a private placement that was exempt from registration under the securities laws. In consideration for the issuance and sale of the Series D Preferred Stock, the Company received $3,000,000 in cash proceeds before expenses. The Series D Preferred Stock bears a dividend of 11.5% per annum, accruing quarterly, and is convertible into shares of the Company's common stock at a conversion price of $6 per share of common stock (subject to reset on June 27, 1999 to a lower conversion price if the average closing price of the common stock on the 20 trading days immediately prior to June 27, 1999 is less than $6 per share). The Company may redeem any or all of the Series D Preferred Stock at its stated value on or after June 27, 1999 at any time the 20-day average of the closing price of the common stock equals or exceeds

$9.50 per share. Additionally, the Company may redeem any or all of the Series D Convertible Preferred Stock on or after June 27, 2002 at its stated value irrespective of the trading price of its common stock. In connection with the issuance of the Series D Preferred Stock, the Company has agreed to grant to the purchaser of the Series D Preferred Stock warrants to purchase the following number of shares of its common stock in the event that the Series D Preferred Stock has not been redeemed or converted in full on or prior to each of the following dates: (i) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2000; (ii) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2001; (iii) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on July 17, 2002; and (iv) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on June 27, 2003. Any such warrants which may be issued will be exercisable until the fifth anniversary of the date of grant.

    In addition, the Company had outstanding an 11.5% Subordinated Debenture in principal amount of $3,000,000 (the "Subordinated Debenture") at June 30, 1997. The Subordinated Debenture, which was issued to a lender on June 27, 1997 at 100% of par, provides for quarterly interest payments with a maturity date of June 27, 2002. The Company may prepay the Subordinated Debenture prior to maturity without penalty. In connection with the issuance of the Subordinated Debenture, the Company granted to the lender warrants to purchase 300,000 shares of its common stock at an exercise price of $6.00 per share, exercisable at any time on or before June 27, 2002. In addition, the Company has agreed to grant to the lender additional warrants to purchase 50,000 shares of its common stock at an exercise price of $7.00 per share on June 27, 2000 if the Subordinated Debenture then remains outstanding and on each anniversary thereafter on which the Subordinated Debenture remains outstanding (any such additional warrants expire on the fifth anniversary of the date of grant).

    The Company believes that current working capital and funds generated from operations will be adequate to meet expected needs for working capital and capital expenditures over at least the next twelve months along with continuing to expand the Company's market penetration with its next-generation product suite and to increase name recognition of the Company's new name.

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

    Over the past three years the Company has issued equity securities in connection with the issuance of convertible preferred stock and warrants to purchase common stock in June 1997, the Trimco acquisition in December 1995, the Optigraphics acquisition in September 1993 and through traditional stock option grants to employees. Although there was no "ownership change" in 1996, this activity, combined with the liquidity available to stockholders, increases the potential for an "ownership change" for income tax purposes.

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

                             PART II.  OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:


         (a)  Exhibits - See Exhibit Index on Page 15.

         (b)  Form 8-K, dated June 27, 1997.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALTRIS SOFTWARE, INC.




                                            By:  /s/John W. Low
                                               --------------------------------
                                                    John W. Low
                                                    Chief Financial Officer




                                            Dated:  August 12, 1997
                                                  -----------------------------

                                    EXHIBIT INDEX


EXHIBIT


   11           Statement Re Computation of Net Income Per Share