Form 10-Q
period 1997-09-30
ALTRIS SOFTWARE INC
filed 1997-11-12
CIK 813747

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1997


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15935


                                ALTRIS SOFTWARE, INC.
                 ---------------------------------------------------
                (Exact name of registrant as specified in its charter)


          CALIFORNIA                                        95-3634089
-------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                     9339 CARROLL PARK DRIVE, SAN DIEGO, CA 92121
                 ----------------------------------------------------
                (Address of principal executive offices and zip code)


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


                             YES   X             NO
                                 ------             ------

Number of shares of Common Stock outstanding at October 31, 1997:  9,613,413
                                                                 ------------


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

                                ALTRIS SOFTWARE, INC.

                            PART I.  FINANCIAL INFORMATION

                              CONSOLIDATED BALANCE SHEET


                                                             September 30, 1997   December 31, 1996
                                                             ------------------   -----------------
                                                                (Unaudited)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                      $    688,000        $  2,200,000
    Short term investments                                            1,632,000              90,000
    Receivables, net                                                 11,937,000           9,752,000
    Inventory, net                                                      429,000             443,000
    Other current assets                                                888,000             641,000
                                                                   ------------        ------------
         Total current assets                                        15,574,000          13,126,000

Property and equipment, net                                           2,219,000           2,156,000
Computer software, net                                                2,879,000           2,252,000
Goodwill, net                                                         4,332,000           4,972,000
Other assets                                                            983,000             385,000
                                                                   ------------        ------------
                                                                   $ 25,987,000        $ 22,891,000
                                                                   ------------        ------------
                                                                   ------------        ------------


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $  2,041,000        $  2,614,000
    Accrued liabilities                                               1,932,000           1,643,000
    Notes payable                                                       758,000             710,000
    Deferred revenue                                                  1,335,000           1,188,000
                                                                   ------------        ------------
         Total current liabilities                                    6,066,000           6,155,000

Long term notes payable                                                  33,000           1,203,000
Other long term liabilities                                             205,000             763,000
Subordinated debt                                                     3,000,000                   -
                                                                   ------------        ------------
         Total liabilities                                            9,304,000           8,121,000
                                                                   ------------        ------------

Commitments
Shareholders' equity:
    Convertible preferred stock, $1 par value,
         3,000 shares authorized; 3,000 shares
         issued and outstanding                                       2,653,000                   -
    Common stock, no par value, 20,000,000 shares authorized;
         9,612,663 and 9,559,944 issued and outstanding,
         respectively                                                61,769,000          61,583,000
    Common stock warrants                                               585,000                   -
    Foreign currency translation adjustment                              54,000             112,000
    Accumulated deficit                                             (48,378,000)        (46,925,000)
                                                                   ------------        ------------
         Total shareholders' equity                                  16,683,000          14,770,000
                                                                   ------------        ------------
                                                                   $ 25,987,000        $ 22,891,000
                                                                   ------------        ------------
                                                                   ------------        ------------


           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.

                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)



                                                     For the three months         For the nine months
                                                      ended September 30,          ended September 30,
                                               ---------------------------  ----------------------------
                                                    1997           1996           1997           1996
                                                    ----           ----           ----           ----
Revenues                                       $  5,850,000   $  5,806,000   $ 19,541,000   $ 17,973,000

Cost of revenues                                  2,828,000      2,395,000      8,379,000      7,041,000
                                               ------------   ------------   ------------   ------------

Gross profit                                      3,022,000      3,411,000     11,162,000     10,932,000
                                               ------------   ------------   ------------   ------------

Operating expenses:
    Research and development                      1,120,000        791,000      2,962,000      2,547,000
    Marketing and sales                           2,310,000      1,357,000      5,886,000      4,004,000
    General and administrative                      821,000        758,000      2,337,000      2,323,000
    Provision for doubtful accounts               1,100,000              -      1,100,000              -
    Write-off of certain offering costs                   -              -        270,000              -
                                               ------------   ------------   ------------   ------------
      Total operating expenses                    5,351,000      2,906,000     12,555,000      8,874,000
                                               ------------   ------------   ------------   ------------

(Loss) income from operations                    (2,329,000)       505,000     (1,393,000)     2,058,000

Interest and other income                            41,000         18,000         93,000         64,000
Interest and other expense                         (159,000)       (31,000)      (268,000)       (78,000)
                                               ------------   ------------   ------------   ------------

(Loss) income before income taxes                (2,447,000)       492,000     (1,568,000)     2,044,000

Income tax benefit                                        -              -       (205,000)             -
                                               ------------   ------------   ------------   ------------

Net (loss) income                                (2,447,000)       492,000     (1,363,000)     2.044,000

Preferred stock dividends                           (90,000)             -        (90,000)             -
                                               ------------   ------------   ------------   ------------

Net (loss) income available to
    common shareholders                        $ (2,537,000)  $    492,000   $ (1,453,000)  $  2,044,000
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

Net (loss) income per common share             $      (0.26)  $        .05   $      (0.15)  $        .22
                                               ------------   ------------   ------------   ------------
                                               ------------   ------------   ------------   ------------

Weighted average shares                               9,587          9,651          9,575          9,414
    outstanding


           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                                  For the nine months
                                                                  ended September 30,
                                                              ---------------------------
                                                                   1997           1996
                                                                   ----           ----
Cash flow from operating activities:
    Net (loss) income                                         $ (1,363,000)  $  2,044,000
    Adjustments to reconcile net income to net cash
       used in operating activities:
    Depreciation and amortization                                1,754,000      1,506,000
    Changes in assets and liabilities:
      Receivables, net                                          (2,185,000)    (4,223,000)
      Inventory, net                                                14,000         (9,000)
      Other assets                                                (172,000)      (614,000)
      Accounts payable                                            (573,000)        80,000
      Accrued liabilities                                          260,000     (1,136,000)
      Deferred revenue                                             147,000       (444,000)
      Other long term liabilities                                 (558,000)      (325,000)
                                                              ------------   ------------
Net cash used in operating activities                           (2,676,000)    (3,121,000)
                                                              ------------   ------------
Cash flows from investing activities:
    Sale or maturity of short term investments                     153,000        180,000
    Purchases of short term investments                         (1,499,000)             -
    Purchases of property and equipment                           (579,000)      (857,000)
    Purchases of software                                          (41,000)       (20,000)
    Computer software capitalized                               (1,121,000)      (791,000)
                                                              ------------   ------------
Net cash used in investing activities                           (3,087,000)    (1,488,000)
                                                              ------------   ------------
Cash flows from financing activities:
    Principal payment under cash advanced by a bank related
      to former Optigraphics shareholder notes payable                   -     (1,634,000)
    Repayments under notes payable                              (2,243,000)      (116,000)
    Net borrowings under revolving loan and bank agreements      1,121,000        262,000
    Proceeds from exercise of stock options                        186,000        919,000
    Preferred stock dividends                                      (61,000)             -
    Net proceeds from issuance of preferred stock                2,653,000      1,923,000
    Net proceeds from issuance of subordinated debt              2,653,000              -
                                                              ------------   ------------
Net cash provided by financing activities                        4,309,000      1,354,000
                                                              ------------   ------------
Effect of exchange rate changes on cash                            (58,000)        22,000
                                                              ------------   ------------
Net decrease in cash and cash equivalents                       (1,512,000)    (3,233,000)
Cash and cash equivalents at beginning of period                 2,200,000      4,656,000
                                                              ------------   ------------

Cash and cash equivalents at end of period                    $    688,000   $  1,423,000
                                                              ------------   ------------
                                                              ------------   ------------
Supplemental cash flow information:
    Interest paid                                             $    189,000   $     50,000
                                                              ------------   ------------
                                                              ------------   ------------
Schedule of non-cash financing and investing activities:
    Conversion of Preferred Stock and note payable to
      Common Stock                                            $          -   $  6,230,000
                                                              ------------   ------------
                                                              ------------   ------------
    Issuance of common stock warrants in connection with
      private placement                                       $    585,000   $          -
                                                              ------------   ------------
                                                              ------------   ------------
    Transfer of Treasury Bills from Indemnity Trust           $    201,000   $          -
                                                              ------------   ------------
                                                              ------------   ------------
    Preferred stock dividends declared                        $     29,000   $          -
                                                              ------------   ------------
                                                              ------------   ------------


           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

    The accompanying consolidated balance sheet of Altris Software, Inc. (the "Company") as of September 30, 1997 and the consolidated statement of operations and of cash flows for the three and nine month periods ended September 30, 1997 and 1996 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

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

                                           For the three months          For the nine months
                                           ended September 30,           ended September 30,
                                       -------------------------     -------------------------
                                           1997           1996           1997           1996
                                           ----           ----           ----           ----
BASIC EARNINGS PER COMMON SHARE
    Net (loss) income per share        $     (.26)    $      .05     $     (.15)    $      .23
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------
    Weighted average shares             9,587,000      9,420,000      9,575,000      8,967,000

DILUTED EARNINGS PER COMMON SHARE
    Net (loss) income per share        $     (.26)    $      .05     $     (.15)    $      .22
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------
    Weighted average shares             9,587,000      9,651,000      9,575,000      9,414,000


NOTE 3 - RECEIVABLES

                                         September 30, 1997   December 31, 1996
                                         ------------------   -----------------
                                             (Unaudited)

Billed receivables                           $  4,625,000        $  7,234,000
Unbilled receivables                            8,551,000           2,689,000
Less allowance for doubtful accounts           (1,239,000)           (171,000)
                                             ------------        ------------
                                             $ 11,937,000        $  9,752,000
                                             ------------        ------------
                                             ------------        ------------

    During the third quarter of 1997, the Company increased its allowance for doubtful accounts by $1,100,000. This increase included $650,000 relating to a receivable from a specific value-added reseller (VAR) for which collection appears doubtful. As a result of this experience and a reassessment of the Company's provision for VAR receivables, generally, the Company increased its allowance for doubtful accounts by an additional $450,000 as well.

NOTE 4 - INVENTORY

    Inventory consists of parts, supplies and subassemblies and is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of September 30, 1997 and December 31, 1996, the Company's reserve against excess quantities totaled $587,000 and $552,000, respectively.

NOTE 5 - NOTES PAYABLE

    In October 1996 and September 1995, the Company entered into two revolving loan and security agreements, each providing for borrowings of up to $1,000,000. The maximum credit available under each facility declines by $200,000 each year in March and September beginning in 1997 and 1996, respectively. Each loan is payable in monthly installments of $16,667. At September 30, 1997, $233,000 was outstanding and $1,167,000 was unused on these facilities. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets and interest is calculated based on the 30-day Commercial Paper Rate plus 2.95% (effective rate was 8.51% at September 30, 1997). The revolving loan and security agreements contain certain restrictive covenants including, without limitation, a covenant requiring the Company to maintain a certain ratio of debt to tangible net worth.

    In August 1997, the Company's United Kingdom subsidiary renewed an overdraft facility with a bank with interest calculated at 2.0% per annum over the bank's base rate (effective rate was 9.0% at September 30, 1997). The facility is payable on demand although the bank's present intention is to make the facility available until August 31, 1998. At September 30, 1997, $558,000 was outstanding and $88,000 was unused on the facility. The property and assets of the Company's United Kingdom subsidiary secure repayment of the borrowings under the facility. The Company has executed a guarantee in connection with the facility (up to $485,000 at September 30, 1997).

    At December 31, 1995, the Company had an outstanding payable for cash advanced by a bank which acted as paying agent for the notes due to former shareholders of the Company's Optigraphics subsidiary (which notes were issued in connection with the Company's acquisition of Optigraphics Corporation in September 1993) having a principal balance of $1,634,000 payable on demand. The notes, which had an original maturity of September 1995 and provided for interest payable quarterly at 6% per annum, were paid in full in January 1996.

    At December 31, 1995, the Company had outstanding a note in the principal amount of $1,000,000 convertible at any time into the Company's common stock at the rate of $8 per share. The convertible note, which accrued interest at the rate of 7% per annum and was due on September 27, 1996, was issued in connection with the Company's acquisition of Trimco Group plc in December 1995. In February 1996, the holder converted the note into 125,000 shares of the Company's common stock. The Company does not have any remaining obligations with respect to this note.

NOTE 6 - SUBORDINATED DEBT

    At September 30, 1997, the Company had outstanding an 11.5% Subordinated Debenture in principal amount of $3,000,000 (the "Subordinated Debenture"). The Subordinated Debenture, which was issued to a lender on June 27, 1997 at 100% of par, provides for quarterly interest payments with a maturity date of June 27, 2002. The Company may prepay the Subordinated Debenture prior to maturity without penalty. In connection with the issuance of the Subordinated Debenture, the Company granted to the lender warrants valued at $585,000 to purchase 300,000 shares of its common stock at an exercise price of $6.00 per share, exercisable at any time on or before June 27, 2002. In addition, the Company has agreed to grant to the lender additional warrants to purchase 50,000 shares of its common stock at an exercise price of $7.00 per share on June 27, 2000 if the Subordinated Debenture then remains outstanding and on each anniversary thereafter on which the Subordinated Debenture remains outstanding (any such additional warrants expire on the fifth anniversary of the date of grant).

NOTE 7 - PREFERRED STOCK

    In June 1997, the Company issued 3,000 shares of its Series D Convertible Preferred Stock (the "Series D Preferred Stock") in a private placement that was exempt from registration under the securities laws. In consideration for the issuance and sale of the Series D Preferred Stock, the Company received $3,000,000 in cash proceeds before expenses. The Series D Preferred Stock bears a dividend of 11.5% per annum, accruing quarterly, and is convertible into shares of the Company's common stock at a conversion price of $6 per share of common stock (subject to reset on June 27, 1999 to a lower conversion price if the average closing price of the common stock on the 20 trading days immediately prior to June 27, 1999 is less than $6 per share). The Company may redeem any or all of the Series D Preferred Stock at its stated value on or after June 27, 1999 at any time the 20-day average of the closing price of the common stock equals or exceeds $9.50 per share. Additionally, the Company may redeem any or all of the Series D Convertible Preferred Stock on or after June 27, 2002 at its stated value irrespective of the trading price of its common stock. In connection with the issuance of the Series D Preferred Stock, the Company has agreed to grant to the purchaser of the Series D Preferred Stock warrants to purchase the following number of shares of its common stock in the event that the Series D Preferred Stock has not been redeemed or converted in full on or prior to each of the following dates: (i) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2000; (ii) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2001; (iii) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on July 17, 2002; and (iv) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on June 27, 2003. Any such warrants that may be issued will be exercisable until the fifth anniversary of the date of grant.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996.

Revenues

    Revenues for the three and nine months ended September 30, 1997 were $5,850,000 and $19,541,000, respectively, as compared to $5,806,000 and
$17,973,000 for the three and nine months ended September 30, 1996. Revenues for the three months ended September 30, 1997 were comparable to revenues for the same period in the prior year. The increase of 9% in revenues for the nine months ended September 30, 1997 is primarily due to revenues generated by software licenses.

    For the three and nine months ended September 30, 1997 revenues consisted of $3,704,000 (63%) and $10,753,000 (55%), respectively, in new system revenues and $2,146,000 (37%) and $8,788,000 (45%), respectively, related to system enhancements, expansion and maintenance. This compares to $3,611,000 (62%) and $11,132,000 (62%), respectively, in new system revenues and $2,195,000 (38%) and $6,841,000 (38%), respectively, related to system enhancements, expansion and maintenance, for the three and nine months ended September 30, 1996.

    A small number of customers have typically accounted for a large percentage of the Company's annual revenues. In the first nine months of 1997, no customer accounted for 10% or more of total revenues. In the first nine months of 1996, one customer accounted for 11% of total revenues. One consequence of this dependence has been that revenues can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

    A significant portion of the Company's revenues is generated overseas. For the nine months ended September 30, 1997 international revenues accounted for 51% of total revenues as compared to 34% for the same period a year ago. Management believes the recent market turmoil in the international markets, especially South America and the Far East may have an adverse effect on the Company's sales in these markets. Revenues from South America and the Far East for the nine months ended September 30, 1997 totaled $1,783,000 or 9% versus $902,000 or 5% in 1996.

Gross Profit

    Gross profit as a percentage of revenues was 52% and 57% for the three months and nine months ended September 30, 1997 compared to 59% and 61% for the same periods a year ago. The decrease in gross profit margin was due primarily to increased third party software costs compared to the prior year. Software license revenue was $3,441,000 (59%) and $11,993,000 (61%) of total revenues for the three and nine months ended September 30, 1997 compared to $2,765,000 (48%) and $10,239,000 (57%) of total revenues in the same periods in 1996. Hardware sales, which typically have a higher margin than software sales, amounted to $557,000 and $1,639,000 for the three and nine months ended September 30, 1997 as compared to $637,000 and $1,456,000 for the same periods in 1996. Service revenues, which include maintenance, training and consulting services, decreased to $1,852,000 and $5,909,000 for the three and nine months ended September 30, 1997 from $2,404,000 and $6,278,000 for the same periods in 1996. Software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace for such third party products. Gross profit percentage can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware.

Operating Expenses

    Research and development expense for the three and nine months ended September 30, 1997 was $1,120,000 and $2,962,000 as compared to $791,000 and
$2,547,000 for the same periods in the prior year. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized and then amortized when the product is available for general release to customers. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. For the three and nine months ended September 30, 1997, technical expenses on customer-funded projects were $553,000 and $2,205,000, respectively, versus $632,000 and $2,107,000, respectively, for the same period last year.

    Marketing and sales expense for the three and nine months ended September 30, 1997 was $2,310,000 and $5,886,000 as compared to $1,357,000 and $4,004,000 for the three and nine months ended September 30, 1996. This increase is primarily attributable to additional marketing and promotional costs incurred in connection with the initial marketing of the new Altris EB-TM- product suite, the Company's next generation document management software, and efforts to increase name recognition for the new "Altris" name which the Company adopted in October 1996. In addition, the increase is attributable to additional sales and support personnel hired and costs associated therewith to support the Company's revenue growth.

    General and administrative expense for the three and nine months ended September 30, 1997 increased to $821,000 and $2,337,000 from $758,000 and
$2,323,000 for the three and nine months ended September 30, 1996. The increase in general and administrative expense for the three months ended September 30, 1997 is due primarily to costs associated with additional personnel being hired. General and administrative expense for the nine months ended September 30, 1997 was comparable to the prior year.

    During the second quarter of 1997, the Company wrote-off certain offering costs, resulting in a one-time charge to operations in the amount of $270,000. The costs that were written-off were not directly related to the private placement that occurred during the second quarter of 1997. This one-time charge, however, was partially offset by the income tax benefit of $205,000 that resulted from the realization of an asset that had been previously written-down.

    During the third quarter of 1997, the Company took a $1,100,000 charge for potential bad debt. This charge included $650,000 relating to a receivable from a specific value-added reseller (VAR) for which collection appears doubtful. As a result of this experience and a reassessment of the Company's provision for VAR receivables, generally, the Company increased its allowance for doubtful accounts by an additional $450,000 as well.

Interest and Other Income

    Interest and other income was $41,000 and $93,000 for the three and nine months ended September 30, 1997 as compared to $18,000 and $64,000 in the prior year. The increase is due primarily to higher short-term investment balances.

Interest and Other Expense

    Interest and other expense was $159,000 and $268,000 for the three and nine months ended September 30, 1997 as compared to $31,000 and $78,000 in the prior year. The increase is due primarily to a higher debt balance coupled with a higher rate of interest paid on the Company's debt in 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company's cash and cash equivalents totaled $688,000 as compared to $2,200,000 at December 31, 1996. At September 30, 1997,
the Company's current ratio was 2.57 to 1. At September 30, 1997, the Company's short term investments totaled $1,632,000 as compared to $90,000 at December 31, 1996.

    For the first nine months of 1997, cash provided by financing activities totaled $4,309,000 while cash used in operating and investing activities totaled $2,676,000 and $3,087,000, respectively. For the first nine months of 1996, cash used in operating and investing activities totaled $3,121,000 and $1,488,000, respectively, while cash provided by financing activities totaled $1,354,000.

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

    In addition, the Company had outstanding an 11.5% Subordinated Debenture in principal amount of $3,000,000 (the "Subordinated Debenture") at September 30, 1997. The Subordinated Debenture, which was issued to a lender on June 27, 1997 at 100% of par, provides for quarterly interest payments with a maturity date of June 27, 2002. The Company may prepay the Subordinated Debenture prior to maturity without penalty. In connection with the issuance of the Subordinated Debenture, the Company granted to the lender warrants to purchase 300,000 shares of its common stock at an exercise price of $6.00 per share, exercisable at any time on or before June 27, 2002. In addition, the Company has agreed to grant to the lender additional warrants to purchase 50,000 shares of its common stock at an exercise price of $7.00 per share on June 27, 2000 if the Subordinated Debenture then remains outstanding and on each anniversary thereafter on which the Subordinated Debenture remains outstanding (any such additional warrants expire on the fifth anniversary of the date of grant).

    The Company believes that current working capital, the unused portion of the Company's credit facilities, and funds generated from operations will be adequate to meet expected needs for working capital over at least the next twelve months.

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

Year 2000 Compliance

    The Company warrants to its customers that all of its then current software will be Year 2000 compliant provided that all hardware, firmware and software used in combination with the Company's products are also compliant and properly exchange accurate date data with the Company's software products.
The Year 2000 compliance is not retroactive, only applies to current products, and is not applicable to third party products sold by the Company. The Company believes that the Year 2000 compliance for its own products as well as its internal systems will not have a material impact on its operations.

                             PART II.  OTHER INFORMATION



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:


    (a)  Exhibits - See Exhibit Index on Page 15.

    (b) There were no Reports on Form 8-K filed during the three months ended September 30, 1997.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALTRIS SOFTWARE, INC.




                                       By:    /s/JOHN W. LOW
                                          -------------------------------------
                                                 John W. Low
                                                 Chief Financial Officer




                                       Dated:    November 12, 1997
                                             ----------------------------------

                                    EXHIBIT INDEX


Exhibit
-------

   11              Statement Re Computation of Net Income Per Share