Form 10-Q/A
period 1996-03-31
ALTRIS SOFTWARE INC
filed 1998-05-21
CIK 813747

                             FORM 10-Q/A AMENDMENT NO. 1
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1996


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-15935


                                ALTRIS SOFTWARE, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          CALIFORNIA                                  95-3634089
----------------------------                      -----------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


                    9339 CARROLL PARK DRIVE, SAN DIEGO, CA 92121
                    --------------------------------------------
               (Address of principal executive offices and zip code)


                                 (619) 625-3000
               --------------------------------------------------
                (Registrant's telephone number, including area code)

                                     ALPHAREL, INC.
                            ---------------------------
                            (Former name of registrant)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES   X                  NO
                             -----                   -----


Number of shares of Common Stock outstanding at May 2, 1996:   18,277,886
                                                             ------------

     In March 1998, Altris Software, Inc. (the "Company") announced that it was conducting a review of its interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997 with a view to determining whether the revenue previously reported for such periods was recognized in accordance with generally accepted accounting principles. As a result of this review, the Company has restated such financial statements. This Amendment to the Company's Quarterly Report on Form 10-Q sets forth the restated financial statements of the Company for the three months ended March 31, 1996.

     Information in the Quarterly Report on Form 10-Q as originally filed was presented as of the date of such original filing or earlier, as indicated therein. Unless otherwise stated, such information has not been updated in this Amendment. In particular, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" as originally filed discussed the Company's financial condition and results of operations based on the financial statements in the Quarterly Report on Form 10-Q as originally filed, without consideration of the restatement reflected herein, and therefore no reliance should be placed thereon. Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by the Form 10-K/A filed concurrently herewith, for a discussion of the financial condition and results of operations of the Company at and for the year ended December 31, 1996.

                                ALTRIS SOFTWARE, INC.
                            PART I.  FINANCIAL INFORMATION

     All per share information does not reflect the effects of one-for-two reverse stock split by the Company on October 25, 1996.

                              CONSOLIDATED BALANCE SHEET

                                                          March 31, 1996       December 31, 1995
                                                          --------------       -----------------
                                                           (Unaudited)
                                                           (Restated)
                                               ASSETS
Current assets:
  Cash and cash equivalents                                $   1,074,000          $    4,656,000
  Short term investments                                          90,000                 270,000
  Receivables, net                                             3,741,000               4,207,000
  Inventory, net                                                 524,000                 469,000
  Other current assets                                           852,000                 803,000
                                                           -------------          --------------
     Total current assets                                      6,281,000              10,405,000

Property and equipment, net                                    1,613,000               1,645,000
Computer software, net                                         1,477,000               1,549,000
Goodwill                                                       4,763,000               4,945,000
Deposits and other assets                                        435,000                 458,000
                                                           -------------          --------------
                                                           $  14,569,000          $   19,002,000
                                                           -------------          --------------
                                                           -------------          --------------
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                        $   2,317,000          $    2,192,000
   Accrued liabilities                                         1,720,000               3,211,000
   Notes payable                                                 200,000               1,834,000
   Convertible note payable                                            -               1,000,000
   Deferred revenue                                              850,000               1,229,000
                                                           -------------          --------------
      Total current liabilities                                5,087,000               9,466,000

Long term note payable                                           435,000                 475,000
Other long term liabilities                                      822,000                 945,000
                                                           -------------          --------------
      Total liabilities                                        6,344,000              10,886,000
                                                           -------------          --------------
Commitments
Shareholders' equity:
  Preferred stock, $1 par value,
    1,000,000 shares authorized; 650,761 designated;
    172,500 shares issued and outstanding                              -               3,306,000
  Common stock, no par value, 20,000,000 shares authorized;
    18,134,886 and 16,950,902 issued and outstanding,
    respectively                                              58,601,000              54,085,000
  Foreign currency translation adjustment                         16,000                       -
  Accumulated deficit                                        (50,392,000)            (49,275,000)
                                                           -------------          --------------
      Total shareholders' equity                               8,225,000               8,116,000
                                                           -------------          --------------
                                                           $  14,569,000          $   19,002,000
                                                           -------------          --------------
                                                           -------------          --------------


           See accompanying notes to the consolidated financial statements.

                               ALTRIS SOFTWARE, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)


                                                For the three months
                                                   ended March 31,
                                               -----------------------
                                                1996             1995
                                                ----             ----
                                             (Restated)

Revenues                                   $ 4,161,000       $ 3,151,000

Cost of revenues                             2,407,000         1,692,000
                                           -----------       -----------

Gross profit                                 1,754,000         1,459,000
                                           -----------       -----------

Operating expenses:
    Research and development                   907,000           225,000
    Marketing and sales                      1,253,000           693,000
    General and administrative                 711,000           322,000
                                           -----------       -----------
         Total operating expenses            2,871,000         1,240,000
                                           -----------       -----------

(Loss) income from operations               (1,117,000)          219,000

Interest and other income                       26,000            34,000
Interest and other expense                     (26,000)          (28,000)
                                           -----------       -----------

(Loss) income before taxes                  (1,117,000)          225,000

Provision for taxes                                  -                 -
                                           -----------       -----------

Net (loss) income                          $(1,117,000)      $   225,000
                                           -----------       -----------
                                           -----------       -----------

Net (loss) income per share                $     (0.06)      $       .02
                                           -----------       -----------
                                           -----------       -----------

Weighted average shares outstanding         18,053,000        14,065,000


           See accompanying notes to the consolidated financial statements

                                ALTRIS SOFTWARE, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                                         For the three months
                                                                            ended March 31,
                                                                   --------------------------------
                                                                       1996                1995
                                                                   ------------        ------------
                                                                      (Restated)
Cash flow from operating activities:
    Net (loss ) income                                             $ (1,117,000)       $    225,000
    Adjustments to reconcile net (loss) income to
         net cash used by operating activities:
    Depreciation and amortization                                       530,000             164,000
    Changes in assets and liabilities:
         Receivables                                                    466,000             521,000
         Inventory                                                      (55,000)            200,000
         Other assets                                                   163,000             (22,000)
         Accounts payable                                               125,000            (113,000)
         Accrued liabilities                                         (1,491,000)            (37,000)
         Deferred revenue                                              (379,000)            (92,000)
         Other long term liabilities                                   (123,000)                  -
                                                                   ------------        ------------
Net cash (used in) provided by operating activities                  (1,881,000)            846,000
                                                                   ------------        ------------

Cash flows from investing activities:
    Short term investments maturing                                     180,000             392,000
    Purchases of property and equipment                                (192,000)            (77,000)
    Purchases of software                                               (15,000)             (9,000)
    Computer software capitalized                                      (226,000)           (179,000)
    Cash paid to former Optigraphics shareholders                             -            (169,000)
                                                                   ------------        ------------
Net cash used in investing activities                                  (253,000)            (42,000)
                                                                   ------------        ------------
Cash flows from financing activities:
    Principal payment under cash advanced by a bank
         related to former Optigraphics shareholder notes payable    (1,634,000)                  -
    Principal payments under note payable                               (40,000)            (14,000)
    Proceeds from exercise of stock options                             210,000                   -
                                                                   ------------        ------------
Net cash used in financing activities                                (1,464,000)            (14,000)
                                                                   ------------        ------------
Effect of exchange rate changes on cash                                  16,000                   -
                                                                   ------------        ------------
Net increase (decrease) in cash and cash equivalents                 (3,582,000)            790,000
Cash and cash equivalents at beginning of period                      4,656,000           1,036,000
                                                                   ------------        ------------
Cash and cash equivalents at end of period                         $  1,074,000        $  1,826,000
                                                                   ------------        ------------
                                                                   ------------        ------------
Supplemental cash flow information:
    Interest paid                                                  $     25,000        $     36,000
                                                                   ------------        ------------
                                                                   ------------        ------------
Schedule of non-cash financing activity:
    Conversion of Series B Preferred Stock to common stock         $  3,306,000                   -
                                                                   ------------        ------------
                                                                   ------------        ------------
    Conversion of note payable to common stock                     $  1,000,000                   -
                                                                   ------------        ------------
                                                                   ------------        ------------



           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated balance sheet of Altris Software, Inc. (formerly Alpharel, Inc.) (the "Company") as of March 31, 1996 and the consolidated statement of operations and of cash flows for the three month periods ended March 31, 1996 and 1995 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

     The financial statements included herein have been restated from those previously published to reflect corrections of misapplications of the Company's revenue recognition policies. The results for the quarter ended March 31, 1996 have been amended to reflect changes in the timing and amount of revenue recognition for those contracts where subsequently discovered facts indicate that revenue had initially been recognized before: (a) there was persuasive evidence of an agreement between the Company and the customer;
(b) the amount of the fee had become fixed; or (c) there was sufficient evidence of the delivery of the product or services.

     The reconciliation of previously reported results to restated results for the three months ended March 31, 1996 is as follows:


                                             For the three months
                                             ended March 31, 1996
                                   --------------------------------------
                                     (In thousands except per share data)

                                    Previously
                                     Reported     Adjustment     As Restated
                                   ------------   ----------     -----------
Revenues                           $   6,061      $  (1,900)     $   4,161
Gross profit                           3,548         (1,794)         1,754
Net income (loss)                        677         (1,794)        (1,117)
Net income (loss) per share             0.04          (0.10)         (0.06)

NOTE 2 - NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed on the basis of weighted average shares and common stock equivalent shares outstanding for each period presented, if dilutive.

                                      SIGNATURE


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

                                             ALTRIS SOFTWARE, INC.



                                             By: /s/John W. Low
                                                 -------------------------------
                                                    John W. Low
                                                    Chief Financial Officer



                                             Dated: May 19, 1998
                                                   -----------------------------