Form 10-Q/A
period 1996-06-30
ALTRIS SOFTWARE INC
filed 1998-05-21
CIK 813747

                             FORM 10-Q/A AMENDMENT NO. 1
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


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


                     9339 CARROLL PARK DRIVE, SAN DIEGO, CA 92121
               ------------------------------------------------------
               (Address of principal executive offices and zip code)


                                 (619) 625-3000
               ------------------------------------------------------
                (Registrant's telephone number, including area code)

                                  ALPHAREL, INC.
               ------------------------------------------------------
                            (Former name of registrant)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES       X              NO
                              -- --                 -----

Number of shares of Common Stock outstanding at July 31, 1996:   18,897,012
                                                               --------------

     In March 1998, Altris Software, Inc. (the "Company") announced that it was conducting a review of its interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997 with a view to determining whether the revenue previously reported for such periods was recognized in accordance with generally accepted accounting principles. As a result of this review, the Company has restated such financial statements. This Amendment to the Company's Quarterly Report on Form 10-Q sets forth the restated financial statements of the Company for the three and six months ended June 30, 1996.

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

                               ALTRIS SOFTWARE, INC.

                           PART 1.  FINANCIAL INFORMATION

     All per share information does not reflect the effects of one-for-two reverse stock split by the Company on October 25, 1996.

                             CONSOLIDATED BALANCE SHEET


                                                 June 30, 1996   December 31, 1995
                                                 -------------   -----------------
                                                  (Unaudited)
                                                  (Restated)
                          ASSETS
Current assets:
   Cash and cash equivalents                       $   901,000     $ 4,656,000
   Short term investments                               90,000         270,000
   Receivables, net                                  6,396,000       4,207,000
   Inventory, net                                      460,000         469,000
   Other current assets                                840,000         803,000
                                                   -----------     -----------
      Total current assets                           8,687,000      10,405,000

Property and equipment, net                          2,091,000       1,645,000
Computer software, net                               1,573,000       1,549,000
Goodwill                                             4,607,000       4,945,000
Deposits and other assets                              494,000         458,000
                                                   -----------     -----------
      Total assets                                 $17,452,000     $19,002,000
                                                   -----------     -----------
                                                   -----------     -----------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $ 1,501,000     $ 2,192,000
   Accrued liabilities                               2,304,000       3,211,000
   Notes payable                                       200,000       1,834,000
   Convertible note payable                                  -       1,000,000
   Deferred revenue                                  1,105,000       1,229,000
                                                   -----------     -----------
      Total current liabilities                      5,110,000       9,466,000

Long term note payable                                 397,000         475,000
Other long term liabilities                            774,000         945,000
                                                   -----------     -----------
      Total liabilities                              6,281,000      10,886,000

Commitments

Shareholders' equity:
   Preferred stock, $1 par value,
      1,000,000 shares authorized;
      650,761 designated; 62,500 shares
      issued and outstanding                         1,229,000       3,306,000
   Common stock, no par value, 40,000,000
     shares authorized; 18,544,464 and
     16,950,902 issued and outstanding,
     respectively                                   59,769,000      54,085,000
   Foreign currency translation adjustment              60,000               -
   Accumulated deficit                             (49,887,000)    (49,275,000)
                                                   -----------     -----------
      Total shareholders' equity                    11,171,000       8,116,000
                                                   -----------     -----------
        Total liabilities and shareholders' equity $17,452,000     $19,002,000
                                                   -----------     -----------
                                                   -----------     -----------

           See accompanying notes to the consolidated financial statements

                               ALTRIS SOFTWARE, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)
                        (In thousands except per share data)

                                        For the three months  For the six months
                                           ended June 30,        ended June 30,
                                        --------------------  ------------------
                                           1996       1995      1996      1995
                                           ----       ----      ----      ----
                                        (Restated)           (Restated)
Revenues                                   $5,971    $3,351   $10,132    $6,502

Cost of revenues                            2,368     1,422     4,775     3,114
                                           -------   -------  --------   -------

Gross profit                                3,603     1,929     5,357     3,388
                                           -------   -------  --------   -------

Operating expenses:
      Research and development                849       335     1,756       560
      Marketing and sales                   1,394       778     2,647     1,471
      General and administrative              854       399     1,565       721
                                           -------   -------  --------   -------
        Total operating expenses            3,097     1,512     5,968     2,752
                                           -------   -------  --------   -------

Income (loss) from operations                 506       417      (611)      636

Interest and other income                      20        36        46        70
Interest and other expense                    (21)      (26)      (47)      (54)
                                           -------   -------  --------   -------
Income (loss) before taxes                    505       427      (612)      652

Provision for taxes                             -         -         -         -
                                           -------   -------  --------   -------

Net income (loss)                          $   505   $   427  $  (612)   $  652
                                           -------   -------  --------   -------
                                           -------   -------  --------   -------

Net income (loss) per share                $   .03   $   .03  $ (0.04)   $  .05
                                           -------   -------  --------   -------
                                           -------   -------  --------   -------

Weighted average shares                    19,187    14,068    17,696    14,066
  outstanding

          See accompanying notes to the consolidated financial statements.

                               ALTRIS SOFTWARE, INC.

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 For the six months
                                                                   ended June 30,
                                                                 ------------------
                                                                 1996          1995
                                                                 ----          ----
                                                              (Restated)
Cash flow from operating activities:
   Net (loss) income                                           $  (612,000)    $ 652,000
   Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
        Depreciation and amortization                              956,000       335,000
   Changes in assets and liabilities:
      Receivables                                               (2,189,000)      (64,000)
      Inventory                                                      9,000       251,000
      Other assets                                                  84,000      (292,000)
      Accounts payable                                            (691,000)        2,000
      Accrued liabilities                                         (907,000)      (49,000)
      Deferred revenue                                            (124,000)      (91,000)
      Other long term liabilities                                 (171,000)            -
                                                               -----------    ----------
Net cash (used in) provided by operating activities             (3,645,000)      744,000
                                                               -----------    ----------

Cash flows from investing activities:

Short term investments maturing                                    180,000     1,129,000
   Purchases of property and equipment                            (764,000)     (186,000)
   Proceeds from sale of property and equipment                          -         4,000
   Purchases of software                                           (15,000)      (11,000)
   Computer software capitalized                                  (466,000)     (404,000)
   Cash paid to former Optigraphics shareholders                         -      (171,000)
                                                               -----------    ----------
Net cash (used in) provided by investing activities             (1,065,000)      361,000
                                                               -----------    ----------

Cash flows from financing activities:

   Principal payment under cash advanced by a bank related
      to former Optigraphics shareholder notes payable          (1,634,000)            -
   Principal payments under note payable                           (78,000)      (28,000)
   Proceeds from exercise of stock options                         699,000        39,000
   Net proceeds from issuance of preferred stock                 1,908,000             -
                                                               -----------    ----------
   Net cash provided by financing activities                       895,000        11,000
                                                               -----------    ----------
Effects of exchange rate changes on cash                            60,000             -
                                                               -----------    ----------
Net (decrease) increase in cash and cash equivalents            (3,755,000)    1,116,000

Cash and cash equivalents at beginning of period                 4,656,000     1,036,000
                                                               -----------    ----------
Cash and cash equivalents at end of period                     $   901,000    $2,152,000
                                                               -----------    ----------

Supplemental cash flow information:
   Interest paid                                               $    37,000    $   73,000
                                                               -----------    ----------
                                                               -----------    ----------

Schedule of non-cash financing activity:
   Conversion of Preferred Stock and note payable to
      Common Stock                                             $ 5,003,000             -
                                                               -----------    ----------
                                                               -----------    ----------


          See accompanying notes to the consolidated financial statements.

                               ALTRIS SOFTWARE, INC.

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated balance sheet of Altris Software, Inc. (formerly Alpharel, Inc.) (the "Company") as of June 30, 1996 and the consolidated statement of operations and of cash flows for the three and six month periods ended June 30, 1996 and 1995 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

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

     The financial statements included herein have been restated from those previously published to reflect corrections of misapplications of the Company's revenue recognition policies. The results for the three and six months ended June 30, 1996 have been amended to reflect changes in the timing and amount of revenue recognition for those contracts where subsequently discovered facts indicate that revenue had initially been recognized before:
(a) there was persuasive evidence of an agreement between the Company and the customer; (b) the amount of the fee had become fixed; or (c) there was sufficient evidence of the delivery of the product or services.

     The reconciliation of previously reported results to restated results for the three and six months ended June 30, 1996 is as follows:

                                      For the three months                          For the six months
                                       ended June 30,1996                          ended June 30, 1996
                               --------------------------------------    ----------------------------------------
                                                       (In thousands except per share data)

                                Previously                      As         Previously                     As
                                Reported       Adjustment    Restated       Reported    Adjustment     Restated
                                ----------     ----------    --------      ----------   ----------     ---------
Revenues                          $6,106        $(135)        $5,971       $12,167      $(2,035)         $10,132
Gross profit                       3,973         (370)         3,603         7,521       (2,164)           5,357
Net income (loss)                    875         (370)           505         1,552       (2,164)            (612)
Net income (loss) per share          .05        (0.02)           .03           .08       (0.12)            (0.04)


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

                                                 ALTRIS SOFTWARE, INC.



                                              By:  /s/ John W. Low
                                                 -----------------------------
                                                   John W. Low
                                                   Chief Financial Officer




                                             Dated:         May 19, 1998
                                                   ---------------------------