Form 10-Q/A
period 1996-09-30
ALTRIS SOFTWARE INC
filed 1998-05-21
CIK 813747

                         FORM 10-Q/A AMENDMENT NO. 1
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


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


                              (619) 625-3000
           -----------------------------------------------------
            (Registrant's telephone number, including area code)

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


           YES       X              NO
               ------------            ------------

Number of shares of Common Stock outstanding at October 25, 1996:    9,507,266
                                                                  --------------

     In March 1998, Altris Software, Inc. (the "Company") announced that it was conducting a review of its interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997 with a view to determining whether the revenue previously reported for such periods was recognized in accordance with generally accepted accounting principles. As a result of this review, the Company has restated such financial statements. This Amendment to the Company's Quarterly Report on Form 10-Q sets forth the restated financial statements of the Company for the three and nine months ended September 30, 1996.

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

                             ALTRIS SOFTWARE, INC.

                        PART 1.  FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEET

                                                 September 30, 1996   December 31, 1995
                                                 ------------------   -----------------
                                                     (Unaudited)
                                                     (Restated)
                                    ASSETS
Current assets:
 Cash and cash equivalents                           $  1,423,000       $  4,656,000
 Short term investments                                    90,000            270,000
 Receivables, net                                       6,815,000          4,207,000
 Inventory, net                                           582,000            469,000
 Other current assets                                     924,000            803,000
                                                     ------------       ------------
  Total current assets                                  9,834,000         10,405,000

Property and equipment, net                             2,021,000          1,645,000
Computer software, net                                  1,830,000          1,549,000
Goodwill                                                4,797,000          4,945,000
Deposits and other assets                                 451,000            458,000
                                                     ------------       ------------
  Total assets                                       $ 18,933,000       $ 19,002,000
                                                     ------------       ------------
                                                     ------------       ------------

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $  2,190,000       $ 2,192,000
 Accrued liabilities                                    2,075,000         3,211,000
 Notes payable                                            200,000         1,834,000
 Convertible note payable                                       -         1,000,000
 Deferred revenue                                       1,092,000         1,229,000
                                                     ------------       ------------
  Total current liabilities                             5,557,000         9,466,000

Long term note payable                                    621,000           475,000
Other long term liabilities                               620,000           945,000
                                                     ------------       ------------
  Total liabilities                                     6,798,000        10,886,000

Commitments
Shareholders' equity:
 Preferred stock, $1 par value,
  1,000,000 shares authorized; 650,761 designated;
  172,500 shares issued and outstanding                         -          3,306,000
 Common stock, no par value, 20,000,000 shares
  authorized; 9,465,444 and 8,475,451 issued and
  outstanding, respectively                            61,233,000         54,085,000
 Foreign currency translation adjustment                   (2,000)                 -
 Accumulated deficit                                  (49,096,000)       (49,275,000)
                                                     ------------       ------------
  Total shareholders' equity                           12,135,000          8,116,000
                                                     ------------       ------------
   Total liabilities and shareholders' equity        $ 18,933,000       $ 19,002,000
                                                     ------------       ------------
                                                     ------------       ------------

        See accompanying notes to the consolidated financial statements

                             ALTRIS SOFTWARE, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                     (In thousands except per share data)


                                                  For the three months          For the nine months
                                                   ended September 30,           ended September 30,
                                                  ---------------------         ---------------------
                                                   1996           1995           1996           1995
                                                   ----           ----           ----           ----
                                                 (Restated)                    (Restated)

Revenues                                         $  5,938       $  3,127       $ 16,070       $  9,629

Cost of revenues                                    2,228          1,276          7,003          4,390
                                                 --------       --------       --------       --------

Gross profit                                        3,710          1,851          9,067          5,239
                                                 --------       --------       --------       --------

Operating expenses:
 Research and development                             791            326          2,547            886
 Marketing and sales                                1,357            942          4,004          2,413
 General and administrative                           758            357          2,323          1,078
                                                 --------       --------       --------       --------
 Total operating expenses                           2,906          1,625          8,874          4,377
                                                 --------       --------       --------       --------

Income from operations                                804            226            193            862

Interest and other income                              18             31             64            101
Interest and other expense                            (31)           (28)           (78)           (82)
                                                 --------       --------       --------       --------

Income before taxes                                   791            229            179            881

Provision for taxes                                     -              -              -              -
                                                 --------       --------       --------       --------
Net income                                       $    791       $    229       $    179       $    881
                                                 --------       --------       --------       --------
                                                 --------       --------       --------       --------

Net income per share                             $    .08       $    .03       $    .02       $    .12
                                                 --------       --------       --------       --------
                                                 --------       --------       --------       --------

Weighted average shares outstanding                 9,651          7,497          9,414          7,182


        See accompanying notes to the consolidated financial statements.

                              ALTRIS SOFTWARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                               For the nine months
                                                               ended September 30,
                                                           ---------------------------
                                                               1996            1995
                                                               ----            ----
                                                            (Restated)
Cash flow from operating activities:
 Net income                                                $   179,000     $   881,000
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                             1,506,000         508,000
 Changes in assets and liabilities:
  Receivables                                               (2,608,000)       (586,000)
  Inventory                                                   (113,000)        321,000
  Other assets                                                (461,000)       (593,000)
  Accounts payable                                              (2,000)         73,000
  Accrued liabilities                                       (1,136,000)         65,000
  Billings in excess of costs                                        -          22,000
  Deferred revenue                                            (137,000)       (164,000)
  Other long term liabilities                                 (325,000)              -
                                                           -----------     -----------
Net cash used in operating activities                       (3,097,000)        527,000
                                                           -----------     -----------
Cash flows from investing activities:
 Short term investments maturing                               180,000       1,354,000
 Purchases of property and equipment                          (857,000)       (448,000)
 Proceeds from sale of property and equipment                        -           4,000
 Purchases of software                                         (20,000)        (67,000)
 Computer software capitalized                                (791,000)       (720,000)
 Cash paid to former Optigraphics shareholders                       -        (171,000)
                                                           -----------     -----------
Net cash (used in) provided by investing activities         (1,488,000)        (48,000)
                                                           -----------     -----------
Cash flows from financing activities:
 Principal payment under cash advanced by a bank related
  to former Optigraphics shareholder notes payable          (1,634,000)              -
 Principal payments under note payable                        (116,000)        (59,000)
 Proceeds from exercise of stock options                       919,000          90,000
 Net borrowings under revolving loan agreement                 262,000         700,000
 Net proceeds from issuance of preferred stock               1,923,000               -
                                                           -----------     -----------
Net cash provided by financing activities                    1,354,000         731,000
                                                           -----------     -----------
Effects of exchange rate changes on cash                        (2,000)              -
                                                           -----------     -----------
Net (decrease) increase in cash and cash equivalents        (3,233,000)      1,210,000
Cash and cash equivalents at beginning of period             4,656,000       1,036,000
                                                           -----------     -----------
Cash and cash equivalents at end of period                 $ 1,423,000     $ 2,246,000
                                                           -----------     -----------
                                                           -----------     -----------

Supplemental cash flow information:
 Interest paid                                             $    50,000     $    83,000
                                                           -----------     -----------
                                                           -----------     -----------

Schedule of non-cash financing activity:
 Conversion of Preferred Stock and note payable to
  Common Stock                                             $ 6,230,000               -
                                                           -----------     -----------
                                                           -----------     -----------
 Indemnification obligations applied against notes
  payable to former Optigraphics shareholders                        -     $   100,000
                                                           -----------     -----------
                                                           -----------     -----------


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

     The financial statements included herein have been restated from those previously published to reflect corrections of misapplications of the Company's revenue recognition policies. The results for the three months and nine months ended September 30, 1996 have been amended to reflect changes in the timing and amount of revenue recognition for those contracts where subsequently discovered facts indicate that revenue had initially been recognized before: (a) there was persuasive evidence of an agreement between the Company and the customer; (b) the amount of the fee had become fixed; or
(c) there was sufficient evidence of the delivery of the product or services.

The reconciliation of previously reported results to restated results for the three and nine months ended September 30, 1996 is as follows:

                                            For the three months                          For the nine months
                                           ended September 30,1996                      ended September 30, 1996
                                    ---------------------------------------      ---------------------------------------
                                                            (In thousands except per share data)

                                    Previously                        As         Previously                        As
                                     Reported      Adjustment      Restated       Reported     Adjustment       Restated
                                     --------      ----------      --------       --------     ----------       --------

Revenues                             $  5,806         $  132       $  5,938      $  17,973     $  (1,903)       $ 16,070
Gross profit                            3,411            299          3,710         10,932        (1,865)          9,067
Net income                                492            299            791          2,044        (1,865)            179
Net income per share                      .05            .03            .08            .22          (.20)            .02


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


                                           ALTRIS SOFTWARE, INC.




                                    By:    /s/John W. Low
                                           -----------------------------------
                                           John W. Low
                                           Chief Financial Officer




                                    Dated:     May 19, 1998
                                           -----------------------------------