Form 10-K/A
period 1996-12-31
ALTRIS SOFTWARE INC
filed 1998-05-21
CIK 813747

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K/A
                                  (AMENDMENT NO. 1)


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


                         Commission file number 0-15935


                             ALTRIS SOFTWARE, INC.
         ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       California                                            95-3634089
------------------------------                          ---------------------
State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

9339 Carroll Park Drive, San Diego, CA                             92121
---------------------------------------                         -----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:    (619) 625-3000

Securities registered pursuant to Section 12 (b) of the Act:

                                                Name of each exchange on
Title of each class                                 which registered
-------------------                             ------------------------
     None                                                None

          Securities registered pursuant to Section 12 (g) of the Act:

                                 COMMON STOCK
                               (Title of class)

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

The Registrant hereby amends the following items and financial statements of its Annual Report on Form 10-K for the year ended December 31, 1996 as set forth below. Items not referenced below are not amended. Items referenced herein are amended in their entirety as set forth below:

AMENDMENT OF ANNUAL REPORT ON FORM 10-K FOR 1996 TO REFLECT RESTATEMENT OF FINANCIAL STATEMENTS


     As a result of the misapplications in its revenue recognition policies, Altris Software, Inc. (the "Company") has restated its previously presented interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997. See
Note 1 of Notes to Consolidated Financial Statements and Form 8-K filed on March 13, 1998, on the restatement of the Company's financial statements and withdrawal of the report of independent accountants by Price Waterhouse LLP. Also see report of independent accountants in Item 8, "Financial Statements and Supplementary Data."


     General information in the originally filed Annual Report on Form 10-K was presented as of the March 31, 1997, the filing date or earlier, as indicated. Unless otherwise stated, such information has not been updated in this amended filing. Financial statements and related information contained in this amended Annual Report on Form 10-K reflect, where appropriate, changes to conform to the restatement.

                                    PART I

ITEM 1.  BUSINESS

     The Company develops, markets and supports a suite of object-oriented, multi-tier client/server document management software products. These products enable users in a broad range of industries to manage, share and distribute critical business information, expertise and other intellectual capital in an efficient manner. The Company's products provide several key business benefits including interoperability and scalability across an enterprise, an extensive rangedevelops, markets and supports a suite of object-oriented, multi-tier client/server document management software products. These products enable users in a broad range of industries to manage, share and distribute critical business information, expertise nt-enable existing applications. In addition, the open architecture of the Company's products permits them to be used in a standardized fashion and enables sophisticated customization and integration with existing business applications. Unlike many of its competitors, the Company offers its own cohesive set of software products which provide a complete electronic document management system ("EDMS") without the high systems integration costs that can be incurred when disparate products from a variety of suppliers must be integrated.

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

STRATEGY

     The Company's objective is to be the leading worldwide supplier of document management software. To achieve this objective, the Company's strategy includes the following key elements:

     EXTEND TECHNOLOGY LEADERSHIP. The Company continually seeks to extend its position as a technology leader in developing and marketing document management solutions. The Company intends to do this by (i) continuing to enhance the features and functionality of its current products, including by adding and enhancing tools that allow users to customize the graphical user interfaces ("GUIs"), layout and menu items to fit their own needs; (ii) designing additional application programming interfaces ("APIs") to simplify tailoring by both users and application developers; and (iii) providing users with administrative tools that enable systems operators to monitor individual use, network traffic and printing volume. The Company also intends to continue to enhance the performance of its current products, such as by enabling its TIE-Technology to work with larger and more complex documents, adopting parallel three-tier architecture and also developing tools to reduce telecommunication expenses for the distribution and replication of data over geographically dispersed systems. The Company also plans to introduce new products and product extensions which are complementary to its existing suite of products and which address both existing and emerging market needs, including expanding the applications for its document-enabling capabilities and its TIE-Technology.

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

     INDIRECT DISTRIBUTION CHANNELS

     Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company. Sales through indirect channels accounted for 19% (restated) and 14% of the Company's total revenue for the years ended December 31, 1996 and 1995, respectively.

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

     Set forth below are several of the VARs, systems integrators and OEMs with whom the Company has entered into cooperative sales arrangements:

Adepso                             Deverrill Plc                 Structural Dynamic Research Corp.
Alpha Numeric Solutions            Excitech Computers            Systemhouse
AMS                                GE Capital Consulting         Simdell Office Systems
CACI Information Systems           Koren Projects Management     SMI Software
CAD Capture                        MDIS                          Softology
Control Data Systems               Metaphase                     Staffware
Computing Devices International    Octagon Computing Services    Systeica
Data General                       Oswego Technologies           TELSOC
DSS                                Persetel                      Wang
Datel                              Plexxus

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

SERVICES AND SUPPORT

     The Company believes that a high level of services and support are critical to its performance. As a result, the Company maintains a telephone hotline to provide technical assistance and software support directly to its end-users on an as-needed basis. The Company also provides technical support, maintenance, training and consulting to its VARs, systems integrators and OEMs, which in turn provide technical support services directly to end-users. These services are designed to increase end-user satisfaction, provide feedback to the Company as to end-users' demands and requirements and generate recurring revenue. The Company plans to continue to expand its services and support programs as the depth and breadth of the products offered by the Company increases.

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

     WARRANTY


     The Company generally includes a 90-day limited warranty with software licenses. During the warranty period, end-users are entitled to corrections for documented program errors. The services provided during the warranty period may be extended by the end-user entering into the Company's software maintenance program.


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

PRODUCT BACKLOG AND CURRENT CONTRACTS

     The Company's contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At December 31, 1996, the Company's contract backlog was $5,405,000 (restated), as compared to $4,132,000 at December 31, 1995. The Company expects $3,650,000 of the December 31, 1996 backlog to be completed in 1997. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company's backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

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

                                      PART II

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The financial data for each of the five years in the period ended December 31, 1996 have been derived from the audited Consolidated Financial Statements. The results of Trimco and Optigraphics are included since December 27, 1995 and September 23, 1993, the date of the acquisitions, respectively (see Note 4 of the Notes to the Consolidated Financial Statements).

     The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                 Year Ended December 31,
                                           --------------------------------------------------------------------
Consolidated Statement of Operations Data    1996(1)        1995           1994           1993           1992
                                           -------        --------        -------        -------        -------
                                                           (In thousands except per share data)
Revenues                                   $19,549        $ 12,731        $ 9,547        $ 8,354        $ 6,273
Cost of revenues                             9,540           5,791          4,822          4,444          4,275
                                           -------        --------        -------        -------        -------
Gross profit                                10,009           6,940          4,725          3,910          1,998
                                           -------        --------        -------        -------        -------
Operating expenses:
  Research and development                   3,363           1,402            769          1,108            435
  Charge for purchased research and
       development                               -          10,595              -          4,920              -
  Marketing and sales                        5,581           3,570          2,627          1,361            763
  General and administrative                 3,077           1,581          1,146            907            696
  Write down of assets to net
       realizable value                          -           1,664
  Restructuring expense                          -               -              -          3,447              -
  Loss on office closure                       410               -              -              -              -
                                           -------        --------        -------        -------        -------
                                            12,431          18,812          4,542         11,743          1,894
                                           -------        --------        -------        -------        -------
(Loss) income from operations               (2,422)        (11,872)           183         (7,833)           104
Interest and other income                       88             137            207            183            179
Interest and other expense                    (114)            (95)          (115)           (54)           (61)
                                           -------        --------        -------        -------        -------
  (Loss) income before income taxes         (2,448)        (11,830)           275         (7,704)           222
Provision for income taxes                       -               -              -              -              -
                                           -------        --------        -------        -------        -------
  Net (loss) income                        $(2,448)       $(11,830)       $   275        $(7,704)       $   222
                                           -------        --------        -------        -------        -------
                                           -------        --------        -------        -------        -------
Net (loss) income per share                $ (0.26)       $  (1.68)       $   .04        $ (1.29)       $   .04
Weighted average shares outstanding          9,250           7,026          6,992          5,986          5,924

                                                                      At December 31,
                                           --------------------------------------------------------------------
Consolidated Balance Sheet Data             1996(1)           1995           1994           1993           1992
                                           -------        --------        -------        -------        -------
                                                                       (In thousands)
Working capital                             $2,064        $    939         $2,799        $ 5,007        $ 5,997
Total assets                                18,260          19,002          9,771         11,087         10,554
Capital lease obligations                        -               -              -              -             81
Long-term obligations                        1,966           1,420              -          1,770              -
Shareholders' equity                         9,863           8,116          5,658          5,364          9,101


(1) See Note 1 to the Consolidated Financial Statements for information concerning the Company's restatement of its financial statements. All financial data in the table above for the year ended December 31, 1996 reflect such restatement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  When used in the following discussion, the words "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


  The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements, including the Notes thereto. The following discussion has been restated to reflect the correction of the misapplications of the Company's revenue recognition policies as of and for the year ended December 31, 1996 (see Note 1 to the Notes of the Consolidated Financial Statements).


RESULTS OF OPERATIONS

  The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statement of Operations for each of the last three fiscal years:

                                                                For the year ended December 31,
                                                             -----------------------------------
                                                              1996           1995           1994
                                                             -----          -----          -----
                                                           (Restated)
Revenues                                                     100.0%         100.0%         100.0%
Cost of revenues                                              48.8           45.5           50.5
                                                             -----          -----          -----
  Gross profit                                                51.2           54.5           49.5
                                                             -----          -----          -----
Operating expenses:
  Research and development                                    17.2           11.0            8.1
  Charge for purchased research and
       development                                               -           83.2              -
  Marketing and sales                                         28.5           28.0           27.5
  General and administrative                                  15.8           12.4           12.0
  Write down of assets to net realizable value                   -           13.1              -
  Loss on office closure                                       2.1              -              -
                                                             -----          -----          -----
                                                              63.6          147.7           47.6
                                                             -----          -----          -----
(Loss) income from operations                                (12.4)         (93.2)           1.9
Interest and other income                                       .5            1.0            2.2
Interest and other expense                                     (.6)           (.7)          (1.2)
                                                             -----          -----          -----
  (Loss) income before income taxes                          (12.5)         (92.9)           2.9
Provision for income taxes                                       -              -              -
                                                             -----          -----          -----
  Net (loss) income                                          (12.5)%        (92.9)%         2.9%
                                                             -----          -----          -----
                                                             -----          -----          -----

REVENUES

     Revenues for 1996 were $19,549,000 as compared to $12,731,000 for 1995.
The increase of 54% in 1996 is the result of the expansion of business opportunities and resources in both international and domestic markets as a result of the acquisition of Trimco in December 1995. In addition, revenues increased due to sales of new software product and version releases. The increase in 1996 revenues was also due in part to revenues generated by new system sales and sales of enhancements, expansions and maintenance to an expanded customer base. The Company's increased system sales resulted primarily from increased demand for document management systems in the marketplace which management believes is due to the reduction in the cost of client/servers and workstations which, combined with document management software, has brought about a more cost effective solution to customers. Revenue derived from each new system varies depending on the number of users, features and complexity of the system.

      New systems revenues in 1996, 1995, and 1994 were $10,262,000 (52%),
$6,285,000 (49%) and $4,074,000 (43%), respectively, while revenues from system enhancements, expansion and maintenance were $9,287,000 (48%), $6,446,000 (51%) and $5,473,000 (57%), respectively. System enhancements are changes to a system previously installed by the Company in order to, among other things, accommodate more documents or users, interface with different peripheral devices, update the system with recently developed improvements (including improvements which increase the speed of the system) or implement other changes in response to the customer's general data processing environment. See "Business - Sales and Marketing."

     In 1996, new system revenues increased $3,977,000 from 1995, while revenues from system enhancements, expansion and maintenance increased $2,841,000. The increase in new system revenue was primarily due to orders received from large corporate enterprise systems. The increase in system expansions, enhancements and maintenance was due to continued expansions and enhancements by the Company's growing installed customer base as the result of the acquisition of Trimco in 1995.

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

     A small number of customers has typically accounted for a large percentage of the Company's annual revenues. In 1996, one customer accounted for 12% of total revenues. One consequence of this has been that revenues can fluctuate significantly on a quarterly basis. Management believes that the acquisition of Trimco at the end of 1995 has assisted in reducing the Company's dependence on a relatively small number of large customers by providing a larger base of customers for expansion, enhancement and maintenance services.

COST OF REVENUES

     Gross profit as a percentage of revenues was 51%, 55% and 50% for 1996, 1995 and 1994, respectively. Software license revenues were $9,554,000, $5,369,000 and $2,551,000 in 1996, 1995 and 1994, respectively, representing
49%, 42% and 27% of revenues in each of those years, respectively. Although software sales increased from 1995 to 1996, the gross profit percentage decreased due to cost increases which were proportionately greater than increases in revenues. In addition, less profitable third party software sales represented a greater portion of total software sales in 1996 compared to 1995. The gross profit percentage was also negatively affected from 1995 to 1996 by lower margins on hardware sales. The improvement in gross profit margin in 1995 compared to 1994 was due primarily to the significant increase in software license revenues. The higher margin of the software sales was offset partially by lower margin hardware sales which increased from $1,354,000 in 1994 to $2,333,000 in 1995. Service revenues, which include maintenance, training and consulting services, increased to $8,158,000 in 1996 from $5,029,000 in 1995 which had decreased from $5,641,000 in 1994.
The Company's software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace. Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware.

OPERATING EXPENSES


     Research and development expense was $3,363,000, $1,402,000 and $769,000 for 1996, 1995 and 1994, respectively. The increase from 1995 to 1996 was primarily due to additional personnel from the acquisition of Trimco, which more than doubled the development team devoted to research and development activities associated with new product version releases and the new generation product suite. Research and development expense increased $633,000 in 1995 from 1994 primarily due to the expansion of the Company's engineering staff in connection with the Company's efforts to continue to enhance and expand its current product suite. Research and development expense can vary based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized as incurred and then amortized when the product is available for general release to customers. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. See "Business - Product Development." Technical expenses on customer-funded projects were $2,607,000 in 1996, $2,140,000 in 1995 and $2,313,000 in 1994.

     In connection with the acquisition of Trimco, the Company allocated a significant portion of the purchase price to purchased research and development resulting in a charge of $10,595,000 in 1995. See Note 4 of the Notes to the Consolidated Financial Statements. The charge relates to research and development projects in process relating to Trimco's next generation of document management products. At the date of acquisition, the technological feasibility of acquired technology had not yet been established and the technology had no future alternative uses. The Company has expended a significant portion of its own engineering resources on the further development of this technology for anticipated new product offerings.

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

LIQUIDITY AND CAPITAL RESOURCES


     At December 31, 1996, the Company's cash and cash equivalents totaled $2,200,000 as compared to $4,656,000 at December 31, 1995, and its current ratio was 1.3 to 1. The Company also had short-term investments totaling $90,000 comprised of time deposits. The Company has two revolving credit facilities which provide for borrowings of up to $1,771,000. At December 31, 1996, $1,403,000 was outstanding on the revolving loan agreements and $368,000 was unused (see Note 6 of the Notes to the Consolidated Financial Statements).


     In 1996, cash provided by financing activities totaled $2,831,000 while cash used in operating and investing activities totaled $2,944,000 and $2,346,000, respectively. Cash provided by financing activities in 1996 was primarily through the issuance of Series C convertible preferred stock totaling $1,964,000. Cash used in investing activities was used primarily for capital expenditures totaling $1,142,000.


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

     On December 27, 1995, the Company acquired Trimco. See Note 4 to the Consolidated Financial Statements. The cash portion of the consideration to Trimco shareholders totaled $5,550,000. As part of the transaction, the Company also issued a convertible note due in September 1996, having a principal balance of $1,000,000 with interest payable at 7% per annum. In February 1996, the note was converted into 125,000 shares of the Company's common stock. In addition, in connection with the transaction, the Company assumed an accrued liability for $1,051,000 payable to Trimco employees in January 1996.

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

NET OPERATING LOSS TAX CARRYFORWARDS

     As of December 31, 1996, the Company had a net operating loss carryforward ("NOL") for federal and state income tax purposes of $34,100,000 and $7,600,000, respectively. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $500,000. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes. However, the Company's ability to utilize any NOL and credit carryforwards in future years may be restricted in the event the Company undergoes an "ownership change," generally defined as a more than 50 percentage point change of ownership by one or more statutorily defined "5-percent stockholders" of a corporation, as a result of future issuances or transfers of equity securities of the Company within a three-year testing period. In the event of an ownership change, the amount of NOL attributable to the period prior to the ownership change that may be used to offset taxable income in any year thereafter generally may not exceed the fair market value of the Company immediately before the ownership change (subject to certain adjustments) multiplied by the applicable long-term, tax-exempt rate announced by the Internal Revenue Service in effect for the date of the ownership change. A further limitation would apply to restrict the amount of credit carryforwards that might be used in any year after the ownership change. As a result of these limitations, in the event of an ownership change, the Company's ability to use its NOL and credit carryforwards in future years may be delayed and, to the extent the carryforward amounts cannot be fully utilized under these limitations within the carryforward periods, these carryforwards will be lost. Accordingly, the Company may be required to pay more Federal income taxes or to pay such taxes sooner than if the use of its NOL and credit carryforwards were not restricted.

     Over the past four years the Company has issued equity securities in connection with the Trimco acquisition in December 1995, the Optigraphics acquisition in September 1993 and through traditional stock option grants to employees. Although there was no "ownership change" in 1996, this activity, combined with the liquidity available to stockholders, increases the potential for an "ownership change" for income tax purposes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Altris Software, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 40, after the restatement described in Note 1, present fairly, in all material respects, the financial position of Altris Software, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the consolidated financial statements, the Company has restated its financial statements for certain misapplications in its revenue recognition policies as of and for the year ended December 31, 1996.

     The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PRICE WATERHOUSE LLP

San Diego, California
May 12, 1998

                             ALTRIS SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEET


                                                       December 31,
                                              ------------------------------
                                                 1996                1995
                                              -----------        -----------
                                           (Restated-Note 1)
                                   ASSETS
Current assets:
  Cash and cash equivalents                   $ 2,200,000        $ 4,656,000
  Short term investments                           90,000            270,000
  Receivables, net                              5,050,000          4,207,000
  Inventory, net                                  472,000            469,000
  Other current assets                            683,000            803,000
                                              -----------        -----------
     Total current assets                       8,495,000         10,405,000

Property and equipment, net                     2,156,000          1,645,000
Computer software, net                          2,252,000          1,549,000
Goodwill, net                                   4,972,000          4,945,000
Other assets                                      385,000            458,000
                                              -----------        -----------
                                              $18,260,000        $19,002,000
                                              -----------        -----------
                                              -----------        -----------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $ 2,487,000        $ 2,192,000
  Accrued liabilities                           1,686,000          3,211,000
  Notes payable                                   710,000          1,834,000
  Convertible note payable                              -          1,000,000
  Deferred revenue                              1,548,000          1,229,000
                                              -----------        -----------
     Total current liabilities                  6,431,000          9,466,000

Long term notes payable                         1,203,000            475,000
Other long term liabilities                       763,000            945,000
                                              -----------        -----------
     Total liabilities                          8,397,000         10,886,000
                                              -----------        -----------
Commitments (Note 12)
Shareholders' equity:
  Preferred stock, $1 par value,
     1,000,000 shares authorized;
     750,761 designated;
     172,500 shares issued and outstanding              -          3,306,000
  Common stock, no par value, 20,000,000
  shares authorized;
     9,559,944 and 8,475,452 issued and
     outstanding, respectively                 61,583,000         54,085,000
  Foreign currency translation adjustment           3,000                  -
  Accumulated deficit                         (51,723,000)       (49,275,000)
                                              -----------        -----------
     Total shareholders' equity                 9,863,000          8,116,000
                                              -----------        -----------
                                              $18,260,000        $19,002,000
                                              -----------        -----------
                                              -----------        -----------


           See accompanying notes to the consolidated financial statements.

                             ALTRIS SOFTWARE, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS


                                                      For the year ended December 31,
                                              ------------------------------------------------
                                                  1996               1995              1994
                                              -----------        -----------        ----------
                                           (Restated-Note 1)
Revenues                                      $19,549,000        $12,731,000        $9,547,000
Cost of revenues                                9,540,000          5,791,000         4,822,000
                                              -----------        -----------        ----------
Gross profit                                   10,009,000          6,940,000         4,725,000
                                              -----------        -----------        ----------
Operating expenses:
  Research and development                      3,363,000          1,402,000           769,000
  Charge for purchased research and
       development                                      -         10,595,000                 -
  Marketing and sales                           5,581,000          3,570,000         2,627,000
  General and administrative                    3,077,000          1,581,000         1,146,000
  Write down of assets to net realizable value          -          1,664,000                 -
  Loss on office closure                          410,000                  -                 -
                                              -----------        -----------        ----------
     Total operating expenses                  12,431,000         18,812,000         4,542,000
                                              -----------        -----------        ----------
Income (loss) from operations                  (2,422,000)       (11,872,000)          183,000

Interest and other income                          88,000            137,000           207,000
Interest and other expense                       (114,000)           (95,000)         (115,000)
                                              -----------        -----------        ----------
Income (loss) before income taxes              (2,448,000)       (11,830,000)          275,000
Provision for income taxes                              -                  -                 -
                                              -----------        -----------        ----------
Net income (loss)                             $(2,448,000)      $(11,830,000)         $275,000
                                              -----------        -----------        ----------
                                              -----------        -----------        ----------
Net income (loss) per share                        $(0.26)            $(1.68)             $.04
                                              -----------        -----------        ----------
                                              -----------        -----------        ----------
Weighted average shares
  outstanding                                   9,250,000          7,026,000         6,992,000
                                              -----------        -----------        ----------
                                              -----------        -----------        ----------

       See accompanying notes to the consolidated financial statements.

                             ALTRIS SOFTWARE, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                           Foreign
                                                                                           Currency
                                            Preferred Stock          Common Stock         Translation    Accumulated
                                          Shares        Amount    Shares       Amount      Adjustment      Deficit
                                         --------    ----------  ---------   -----------  -----------    ------------
                                                                                                       (Restated-Note 1)
Balance at December 31, 1993                                     6,827,799   $43,084,000                 $(37,720,000)
   Exercise of stock options                                        42,625        19,000
   Net income                                                                                                 275,000
                                                                 ---------   -----------                 ------------
Balance at December 31, 1994                                     6,870,424    43,103,000                  (37,445,000)
   Exercise of stock options                                       213,188       188,000
   Exercise of underwriter unit warrants                            75,000       382,000
   Exercise of warrants                                            459,446     3,848,000
   Issuance of Common Stock
      in connection with acquisition                               857,394     6,564,000
   Issuance of Series B Preferred Stock   172,500    $3,306,000
   Net loss                                                                                               (11,830,000)
                                         --------    ----------  ---------   -----------                 ------------
Balance at December 31, 1995              172,500     3,306,000  8,475,452    54,085,000                  (49,275,000)
   Exercise of stock options                                       316,875     1,263,000
   Conversion of Series B Preferred
      Stock to Common Stock              (172,500)   (3,306,000)   406,617     3,306,000
   Issuance of Series C Preferred Stock   100,000     1,964,000
   Conversion of Series C
   Preferred Stock to Common Stock       (100,000)   (1,964,000)   236,000     1,964,000
   Conversion of note to Common Stock                              125,000       965,000
   Foreign currency translation
      adjustment                                                                             $3,000
   Net loss (restated-Note 1)                                                                              (2,448,000)
                                         --------    ----------  ---------   -----------  -----------    ------------
Balance at December 31, 1996                    -    $        -  9,559,944   $61,583,000     $3,000      $(51,723,000)
                                         --------    ----------  ---------   -----------  -----------    ------------
                                         --------    ----------  ---------   -----------  -----------    ------------


       See accompanying notes to the consolidated financial statements.

                             ALTRIS SOFTWARE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                            For the year ended December 31,
                                                                    ------------------------------------------
                                                                      1996             1995            1994
                                                                    -----------    ------------    -----------
                                                                 (Restated-Note 1)
Cash flows from operating activities:
  Net income (loss)                                                 $(2,448,000)   $(11,830,000)   $   275,000
  Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
       Depreciation and amortization                                  2,000,000         797,000        621,000
       Loss on disposal of assets                                        12,000               -              -
       Charge for purchased research and development                          -      10,595,000              -
       Write down of assets to net realizable value                           -       1,664,000              -
Changes in assets and liabilities, net of effect of acquisitions:
     Receivables, net                                                  (843,000)       (422,000)      (625,000)
     Inventory, net                                                      (3,000)        303,000       (164,000)
     Other assets                                                      (569,000)       (161,000)      (217,000)
     Accounts payable                                                   295,000         (73,000)       317,000
     Accrued liabilities                                             (1,525,000)        145,000       (932,000)
     Billings in excess of costs                                              -               -       (351,000)
     Deferred revenue                                                   319,000          28,000       (315,000)
     Other long term liabilities                                       (182,000)        145,000              -
                                                                    -----------    ------------    -----------
Net cash (used in) provided by operating activities                  (2,944,000)      1,191,000     (1,391,000)
                                                                    -----------    ------------    -----------
Cash flows from investing activities:
  Short term investments maturing                                       180,000       1,534,000        635,000
  Purchases of property and equipment                                (1,142,000)       (504,000)      (295,000)
  Purchases of software                                                (306,000)       (135,000)      (170,000)
  Computer software capitalized                                      (1,078,000)     (1,021,000)      (806,000)
  Cash paid for acquisitions, net of cash acquired                            -      (5,785,000)      (150,000)
                                                                    -----------    ------------    -----------
Net cash used in investing activities                                (2,346,000)     (5,911,000)      (786,000)
                                                                    -----------    ------------    -----------
Cash flows from financing activities:
  Principal payment of cash advanced by a bank
     related to former Optigraphics shareholder
     notes payable                                                   (1,634,000)              -              -
  Principal payments under capital lease obligations                          -               -        (81,000)
  Repayments of notes payable                                          (212,000)        (84,000)       (62,000)
  Net borrowings under revolving loan and bank
     agreements                                                       1,450,000         700,000              -
  Retirement of note payable to former
     Optigraphics shareholder                                                 -               -        (36,000)
  Net proceeds from issuance of preferred stock                       1,964,000       3,306,000              -
  Proceeds from exercise of warrants                                          -       4,230,000              -
  Proceeds from exercise of stock options                             1,263,000         188,000         19,000
                                                                    -----------    ------------    -----------
Net cash provided by (used in) financing activities                   2,831,000       8,340,000       (160,000)
                                                                    -----------    ------------    -----------
Effect of exchange rate changes on cash                                   3,000               -              -
                                                                    -----------    ------------    -----------
Net (decrease) increase in cash and cash equivalents                 (2,456,000)      3,620,000     (2,337,000)
Cash and cash equivalents at beginning of period                      4,656,000       1,036,000      3,373,000
                                                                    -----------    ------------    -----------
Cash and cash equivalents at end of period                          $ 2,200,000     $ 4,656,000    $ 1,036,000
                                                                    -----------    ------------    -----------
                                                                    -----------    ------------    -----------


       See accompanying notes to the consolidated financial statements.

                             ALTRIS SOFTWARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - RESTATEMENT OF FINANCIAL STATEMENTS


     As a result of the misapplications in its revenue recognition policies, Altris Software, Inc. (the "Company") has restated its previously presented interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997. The restatement reflects changes in the timing and amount of revenue recognition for those contracts where subsequently discovered facts indicate that revenue had initially been recognized before: (a) there was persuasive evidence of an agreement between the Company and the customer; (b) the amount of the fee had become fixed; (c) there was sufficient evidence of the delivery of the product or services; (d) customer cancellation rights had expired; or (e) a reasonable estimate could be made of returns from those customers (primarily value added resellers) having exchange rights.

The Consolidated Statement of Operations has been restated as follows:

                                                        For the Year Ended
                                                         December 31, 1996
                                                        ------------------
                                           Previously                                As
                                            Reported           Adjustment         Restated
     Revenues                              $24,511,000        $(4,962,000)       $19,549,000
     Gross Profit                           14,807,000         (4,798,000)        10,009,000
     Net income (loss)                       2,350,000         (4,798,000)        (2,448,000)
     Net income (loss) per share                   .25              (0.51)             (0.26)

The Consolidated Balance Sheet has been restated as follows:

                                               As of December 31, 1996
                                               -----------------------
                                        Previously                        As
                                        Reported       Adjustment      Restated
     Total current assets              $13,126,000    $(4,631,000)    $8,495,000
     Total current liabilities           6,155,000        276,000      6,431,000
     Total shareholder's equity         14,770,000     (4,907,000)     9,863,000


NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES:


     The Company has suffered recurring losses and has an accumulated deficit of $51,723,000 as of December 31, 1996. Management has reduced the Company's workforce and plans to continue to further reduce expenditures. Management believes that such reductions, and funds expected to be generated from operations, will be sufficient to meet its expected short-term needs for working capital. However, the Company's ability to continue operations without additional capital is dependent upon, among other factors, the Company's ability to sustain revenues from its existing customer base and to sell new systems, the continued forbearance of the Company's lenders and the outcome of the litigation filed against the Company which allege violations of the federal securities laws (see Note 13). There can be no assurance that sufficient cash flows will be generated by the Company to avoid the further depletion of its working capital or that the outcome of the litigation will not have a material adverse impact on the Company's operations. Accordingly, management intends to obtain additional debt or equity financing. There can be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

                             ALTRIS SOFTWARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     The Company develops, markets and supports a suite of object-oriented, client/server document management software products. These products enable customers in a broad range of industries to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital.

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

REVENUE RECOGNITION


     The Company's revenues are derived from sales of its document management systems that are primarily composed of software and services, including maintenance, training and consulting services, and third party hardware. The Company recognizes revenue in accordance with Statement of Position 91-1 "Software Revenue Recognition." Software license and third party hardware revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection is probable. In cases where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Annual maintenance revenues, which consist of ongoing support and product updates, are recognized on a straight-line basis over the term of the contract. Payments received in advance of performance of the related service for maintenance contracts are recorded as deferred revenue. Revenues from training and consulting services are recognized when the services are performed and adequate evidence of such services is available. Contract revenues for long term contracts or programs requiring specialized systems are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Provisions for anticipated contract losses are recognized at the time they become known.

     Contracts are billed based on the terms of the contract. There are no retentions in billed contract receivables. Unbilled contract receivables relate to revenues earned but not billed at the end of the period. Billings in excess of costs incurred and related earnings are included in current liabilities.


     In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" as amended by Statement of Position 98-4 ("SOP 98-4"). The Company will be required to adopt the provisions of SOP 97-2 for transactions entered into on or after January 1, 1998. SOP 98-4 is effective as of March 31, 1998. The adoption may, in certain circumstances, result is the deferral of software license revenue that would have been recognized upon delivery of the related software under preceding accounting standards. In response to SOP 97-2, the Company will likely change its business practices and, consequently, at this time the Company cannot quantify the effect that SOP 97-2 will have to its operating results, financial position or cash flows.

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

SOFTWARE DEVELOPMENT COSTS

     Software development and purchased software costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product's current gross revenues to the total of current and expected gross revenues or the straight line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $776,000 and $470,000 at December 31, 1996 and 1995, respectively. The related amortization expense was $614,000, $325,000 and $191,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company evaluates the carrying value of unamortized capitalized software costs at each balance sheet date to determine whether any net realizable value adjustments are required (see Note 4).

                             ALTRIS SOFTWARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

INCOME TAXES

     Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) is the change during the year in the deferred income tax asset or liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in the future based on the Company's current and expected operating results (see Note 10).

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed on the basis of weighted average shares and common stock equivalent shares outstanding for each period presented, if dilutive. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changes the method of calculating earnings per share. SFAS 128 is effective for financial statements issued after December 15, 1997. Management believes that the adoption of SFAS 128 will not have a material impact on the Company's earnings per share.

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

                             ALTRIS SOFTWARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


STATEMENT OF CASH FLOWS

     Cash and cash equivalents are comprised of cash on hand and short-term investments with original maturities of less than 90 days.

     In 1995, cash and non-cash investing and financing activities relating to the acquisition of Trimco Group plc (see Note 4) were as follows:


       Purchased research and development                        $10,595,000
       Fair market value of assets acquired, excluding cash        8,195,000
       Liabilities assumed                                        (5,046,000)
       Common stock issued                                        (6,564,000)
       Note payable issued                                        (1,000,000)
       Accrued acquisition costs                                    (587,000)
                                                                 -----------
       Cash paid for acquisition of Trimco                       $ 5,593,000
                                                                 -----------
                                                                 -----------


                                                   For the year ended December 31,
                                                   -------------------------------
                                                  1996           1995          1994
                                               ----------      --------      --------
Supplemental cash flow information:
  Interest paid                                $   75,000      $ 86,000      $115,000
                                               ----------      --------      --------
                                               ----------      --------      --------
Schedule of noncash financing activity:
  Conversion of Preferred Stock and note
     payable to Common Stock                   $6,235,000      $      -      $      -
                                               ----------      --------      --------
                                               ----------      --------      --------
  Indemnification obligations applied
     against notes payable to former
     Optigraphics shareholders                 $        -      $100,000       $      -
                                               ----------      --------      --------
                                               ----------      --------      --------


NOTE 4 - ACQUISITIONS AND RESTRUCTURING:

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

                             ALTRIS SOFTWARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

                                                  ( Unaudited )
                                           (000's except per share data)
                                           For the year ended December 31,
                                          --------------------------------
                                               1995           1994
                                             -------       --------
     Total revenue                           $20,752       $ 16,305
     Net loss                                $(1,117)      $(11,312)
     Net loss per share                      $  (.14)      $  (1.44)
     Shares used in per share calculation      7,874          7,849

                             ALTRIS SOFTWARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - BALANCE SHEET INFORMATION:


                                                                 December 31,
                                                     ---------------------------------
                                                         1996                 1995
                                                     ------------         ------------
                                                   (Restated-Note 1)
  Receivables, net:
  -----------------
     Billed receivables                              $  4,297,000         $  4,287,000
     Unbilled receivables                                 924,000               45,000
     Less allowance for doubtful accounts                (171,000)            (125,000)
                                                     ------------         ------------
                                                     $  5,050,000         $  4,207,000
                                                     ------------         ------------
                                                     ------------         ------------
  Other current assets:
  ---------------------
     Prepaid maintenance contracts                   $     84,000         $     92,000
     Prepaid expenses and other                           599,000              711,000
                                                     ------------         ------------
                                                     $    683,000         $    803,000
                                                     ------------         ------------
                                                     ------------         ------------
  Property and equipment, net:
  ----------------------------
     Machinery and equipment                         $    566,000         $    574,000
     Computer equipment                                 5,640,000            4,885,000
     Furniture and fixtures                               587,000              419,000
     Leasehold improvements                               466,000              177,000
                                                     ------------         ------------
                                                        7,259,000            6,055,000
     Less accumulated depreciation
          and amortization                             (5,103,000)          (4,410,000)
                                                     ------------         ------------
                                                     $  2,156,000         $  1,645,000
                                                     ------------         ------------
                                                     ------------         ------------
  Accrued liabilities:
  --------------------
     Employee compensation and related expenses      $    432,000         $  1,333,000
     Accrued vacation                                     217,000              233,000
     Accrued acquisition costs                                  -              447,000
     Accrued loss on office closure                       198,000                    -
     Other                                                839,000            1,198,000
                                                     ------------         ------------
                                                     $  1,686,000         $  3,211,000
                                                     ------------         ------------
                                                     ------------         ------------
  Other long term liabilities:
  ----------------------------
     Accrual for unfavorable leases assumed          $    482,000         $    622,000
     Accrued loss on office closure                       142,000                    -
     Other                                                139,000              323,000
                                                     ------------         ------------
                                                     $    763,000         $    945,000
                                                     ------------         ------------
                                                     ------------         ------------


     The Company assumed leases for certain facilities leased by Trimco for which no future benefit is anticipated. The accrual for unfavorable leases assumed relates to a liability for the minimum lease payments less estimated sublease rental income on these leases.

                             ALTRIS SOFTWARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE:


     In October 1996 and September 1995, the Company entered into revolving loan and security agreements, each providing for borrowings of up to $1,000,000. The maximum credit available under one facility declines by $200,000 in September of each year beginning in 1996. The loan balance is payable in monthly installments of $16,667. At December 31, 1996, $771,000 was outstanding on this agreement. The loan balance for the other facility is payable in monthly installments. At December 31, 1996, $632,000 was outstanding and $368,000 was unused on this agreement. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets and interest is equal to the 30-day Commercial Paper Rate plus 2.95% (8.91% at December 31, 1996). The revolving loan and security agreements contain certain restrictive covenants including maintaining a certain ratio of debt to tangible net worth. As a result of the restatement (see Note 1), the Company was no longer in compliance with such covenants at December 31, 1996. The lender under these agreements has agreed to waive such events of default for the remainder of 1997, and such lender has also waived compliance with certain financial covenants until May 1999.


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

             Year ending
            December 31,
            ------------
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


NOTE 7 - PREFERRED STOCK:

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

NOTE 8 - WARRANTS:

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

NOTE 9 - COMMON STOCK OPTIONS:


     At December 31, 1996, the Company had two stock-based compensation plans (the "Plans"), which are described below. The Company applies Accounting Principles Board No. 25 and related Interpretations in accounting for its plans. No compensation cost has been recognized for its employee stock option grants, which are fixed in nature, as the options have been granted at fair market value. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net loss and pro forma net loss per share would have been adjusted to the pro forma amounts indicated below:

                                For the year ended December 31,
                                -------------------------------
                                 1996                     1995
                              -----------              ------------
                           (Restated-Note 1)
Net loss
     As reported              $(2,448,000)             $(11,830,000)
     Pro forma                $(3,022,000)             $(12,285,000)

Pro forma net loss per share
     As reported              $     (0.26)             $      (1.68)
     Pro forma                $     (0.33)             $      (1.75)

                             ALTRIS SOFTWARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                              1996      1995
                                             ------    ------
               Dividend yield                    0%        0%
               Expected volatility              68%       65%
               Risk-free interest rate         6.2%      6.7%
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

                                                            Year Ended December 31,
                                                     1996                            1995
                                          ---------------------------   ----------------------------
                                                         Weighted                       Weighted
                                            Shares        Average        Shares          Average
                                          --------     Exercise Price   --------     Exercise Price
                                                       --------------                --------------
  Outstanding at beginning of year         656,775        $2.24          594,250          $ .31
  Options granted                          449,500         6.96          281,400           5.23
  Options exercised                       (316,875)        4.01         (213,200)           .88
  Options forfeited                       (344,188)        7.03           (5,675)          2.08
                                          --------                      --------
  Outstanding at end of year               445,212         5.12          656,775           2.24
                                          --------                      --------
                                          --------                      --------
  Options exercisable at end of year       166,950                       380,412
  Weighted average fair value of
   options granted during the year           $6.36                         $3.73


                             ALTRIS SOFTWARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     The following tables summarizes information about employee stock options outstanding at December 31, 1996:

                                      Options Outstanding                          Options Exercisable
                    ------------------------------------------------------   ----------------------------------
                         Number         Weighted average       Weighted            Number           Weighted
   Range of          outstanding at        remaining           average        exercisable at        average
exercise prices     December 31, 1996   contractual life    exercise price   December 31, 1996   exercise price
---------------     -----------------   ----------------    --------------   -----------------   ---------------
$2.76 to $3.82            181,812         2.17 years            $3.38              152,125             $3.39
$5.94 to $6.56            233,000         4.27 years            $5.94                  250             $6.44
$9.00 to $10.63            30,400         7.41 years            $9.16               14,575             $9.16
                          -------                                                  -------
$2.76 to $10.63           445,212         5.05 years            $5.12              166,950             $3.90
                          -------                                                  -------

NOTE 10 - INCOME TAXES:

     Deferred tax assets and liabilities are comprised of the following at December 31:

                                              1996               1995
                                        -----------------    ------------
                                        (Restated-Note 1)
Deferred tax liability:
  Purchased technology                    $   (262,000)      $   (425,000)
                                          ------------       ------------
Deferred tax assets:
  Net operating loss carryforwards          13,522,000         13,804,000
  Research and development costs             1,946,000          2,054,000
  Depreciation and amortization                159,000            195,000
  Inventory                                    451,000          1,175,000
  Deferred revenue                             283,000            105,000
  Accruals                                     468,000            879,000
  Other                                        695,000            113,000
                                          ------------       ------------
     Total deferred tax assets              17,524,000         18,325,000
                                          ------------       ------------
  Net deferred tax assets                   17,262,000         17,900,000
  Valuation allowance                      (17,262,000)       (17,600,000)
                                          ------------       ------------
Deferred taxes                            $          -       $    300,000
                                          ------------       ------------
                                          ------------       ------------


     The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance at December 31, 1996 due to its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards which gives rise to uncertainty as to whether the net deferred tax asset is realizable.

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

     The Company has net operating loss carryforwards of $34,100,000 and $7,600,000 for federal and state tax purposes, respectively, which expire over the years 1997 through 2010. Net operating losses acquired from Optigraphics are limited to offset against that entity's future taxable income, subject to annual limitations. In addition, if certain substantial changes in the Company's ownership should occur, there would be a limitation on the amount of the consolidated net operating loss carryforwards and tax credits which can be utilized. The Company has investment and research activity credit carryforwards aggregating $500,000, which will substantially expire in the years 2000 through 2004.

                             ALTRIS SOFTWARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company has one business segment which consists of the development and sale of a suite of object-oriented, multi-tier client/server document management software products. In 1996 one customer accounted for 12 percent of the Company's revenues.

     In 1994 and 1995 the Company operated principally in the United States and international revenues were less than 10% of the Company's revenues. Revenue for 1996 by customer location is as follows:

                                       1996
                                   -----------
          United States            $12,778,000
          Europe                     5,450,000
          Other International        1,321,000
                                   -----------
                                   $19,549,000
                                   -----------
                                   -----------

     Subsequent to the acquisition of Trimco in December 1995, the Company's primary operations for 1996 were conducted from the United States and Europe. Segment and operations information by geographic location for the year ended December 31, 1996 is as follows:


                                                    Corporate
                             United                 Research &
                             States      Europe     Development   Consolidated
                          -----------  ----------   -----------   ------------
Net sales                 $12,295,000  $7,254,000        -        $19,549,000
Operating earnings (loss)   1,512,000    (571,000)  $(3,363,000)   (2,422,000)
Identifiable assets        10,113,000   8,147,000        -         18,260,000


     Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

NOTE 12 - COMMITMENTS:

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

     The Company's United Kingdom subsidiary leases facilities for terms that end in March 2001 and August 2006. One lease has an option to terminate the lease in March 1998.

                             ALTRIS SOFTWARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     Future minimum lease payments under operating lease agreements, net of total noncancellable sublease payments of approximately $800,000, at December 31, 1996 are as follows:

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

NOTE 13 - SUBSEQUENT EVENTS:

Convertible Preferred Stock
---------------------------
     In June 1997, the Company issued 3,000 shares of its Series D Convertible Preferred Stock ("the Series D Preferred Stock") for gross proceeds of $3,000,000. The Series D Preferred Stock bears a dividend of 11.5% per annum and is convertible into the Company's common stock at a price of $6.00 per share subject to reset, as defined in the preferred stock agreement. As a result of the restatement (see Note 1), the Company triggered an event of default resulting in a dividend rate increase to 14% per annum.


     The Company may redeem the Series D Convertible Preferred Stock at its option after June 1999 if the 20 day average trading price for the common stock preceding the redemption date equals or exceeds $9.50 per share or after June 2002, irrespective of the trading price. The Series D Preferred Stock redemption price per share is equal to the sum of $1,000, all accrued and unpaid dividends and interest on such unpaid dividends at an annual rate of 11.5% (increased to 14% as a result of the event of default). If the number of shares issuable upon conversion of the Series D Preferred Stock, when added to all other shares of common stock issued upon conversion of the Series D Preferred Stock and any shares of common stock issued or issuable upon the exercise of the warrants would exceed 1,906,692 shares of common stock (the "Issuable Maximum"), then the Company shall be obligated to effect the conversion of only such portion of the Series D Preferred Stock resulting in the issuance of shares of common stock up to the Issuable Maximum, and the remaining portion of the Series D Preferred Stock shall be redeemed by the Company for cash in accordance with the procedures set forth in the Certificate of Determination. In the event of mandatory redemption, the redemption price per share is equal to the redemption price under the optional redemption feature, plus the difference in the value of the Company's common stock and conversion price on the date of redemption, if any.

     In connection with the issuance of the Series D Preferred Stock, the Company has agreed to grant warrants to purchase the following number of shares of its common stock if the Series D Preferred Stock remains outstanding on each of the following dates: (i) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2000 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2000; (ii) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2001 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2001; (iii) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on July 17, 2002 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to July 17, 2002; and (iv) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on June 27, 2003 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2003.

     Each share of Series D Preferred Stock is entitled to one vote on all matters submitted to the holders of the common stock. In the event of liquidation of the Company, the Series D Preferred Stockholders will receive in preference to common stockholders an amount equal to $1,000 per share plus accrued but unpaid dividends and interest on all such dividends at an annual rate of 11.5% (increased to 14% as a result of the event of default).


Debt
----
     In June 1997, the Company issued a five year, 11.5% subordinated debenture for gross proceeds of $3,000,000. In conjunction with the debt, the Company granted warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $6.00 per share which are exercisable over a five year period from the date of issuance. The warrants were valued at $585,000 and a portion of the proceeds from the debt have been allocated to common stock warrants.

                             ALTRIS SOFTWARE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     In the event the debt is outstanding at June 2000, and each year thereafter, the Company will grant in each year additional, five year warrants to purchase 50,000 shares of common stock at an exercise price of $7.00 per share.


Litigation
----------

     Between March 1998 and May 1998, six complaints alleging violations of the federal securities laws were filed against the Company and certain of its present and former officers and directors. The complaints are class actions filed by individuals who allege that they purchased the Company's common stock during specified periods. The complaints allege that the Company and the individual defendants issued false and misleading statements in the Company's filings with the Securities and Exchange Commission and other public statements. Management is unable to determine whether the outcome of these complaints will have a material impact on its financial position, results of operations and cash flows.

Resignation of CEO
------------------

     In April 1998, the Company and the then Chief Executive Officer (the "Former CEO") entered into a separation agreement whereby the Former CEO resigned. Under the agreement, the Former CEO will be paid $215,000, plus benefits, over a one year period in exchange for consulting services.

Restructuring
-------------

     As a result of significant losses and lower forecasted sales, during the first four months of 1998, the Company restructured its operations and reduced its payroll cost (the Company's largest cost element) by approximately 25% from the level prevailing at the end of 1997. In addition, the Company has made further reductions to other expenditures.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

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

         Consolidated Statement of Operations for the years ended
         December 31, 1996, 1995 and 1994

         Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statement of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994

         Notes to the Consolidated Financial Statements

     (2) FINANCIAL STATEMENT SCHEDULES:

         Schedule II -- Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3) EXHIBITS:

         3.1*     Registrant's Articles of Incorporation, as amended

         3.2*     Registrant's Bylaws, as amended

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

         10.3*    1987 Stock Option Plan, as amended April 27, 1994

         10.4* Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 1987 Stock Option Plan

         10.5*    Amended and Restated 1996 Stock Incentive Plan

         10.6* Form of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreement and Restricted Stock Agreement under Amended and Restated 1996 Stock Incentive Plan

     10.7*   Form of Indemnification Agreement with officers and directors.

     10.8* Warrant Agreement dated December 12, 1991 between the Company and Security Pacific National Bank.

     10.9* Sublease Agreement dated August 31, 1992 between the Company and Unisys Corporation

    10.10* Agreement and Plan of Merger and Reorganization dated as of July 7, 1993 by and among the Company, AO Acquisition Corporation and Optigraphics Corporation

    10.11* Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of September 15, 1993 by and among the Company, AO Aquisition Corporation and Optigraphics Corporation

    10.12* WCMA and Term Loan Agreement dated July 6, 1994 between Optigraphics Corporation and Merrill Lynch Business Financial Services, Inc.

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

    10.17* Convertible Preferred Stock Purchase Agreement dated December 20, 1995 by and between the Company THC, Inc. (filed as
             Exhibit 4.3 to the Company's Current Report on Form 8-K dated December 27, 1995 and incorporated herein by this reference).

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

---------------

* Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on May 19, 1998.


                                         ALTRIS SOFTWARE, INC.


                                        By:  /s/ John W. Low
                                           -------------------------
                                             John W. Low
                                             Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ Roger Erickson            Chief Executive Officer                           May 19, 1998
--------------------------     (Principal Executive Officer) and Director
Roger Erickson


/s/ John W. Low               Chief Financial Officer and Secretary             May 19, 1998
--------------------------    (Principal Financial and Accounting Officer)
John W. Low


/s/ Norwood H. Davis, Jr.     Director                                          May 13, 1998
--------------------------
Norwood H. Davis, Jr.


/s/ D. Ross Hamilton          Director                                          May 19, 1998
--------------------------
D. Ross Hamilton


/s/ Michael J. McGovern       Director                                          May 19, 1998
--------------------------
Michael J. McGovern


/s/ Larry D. Unruh            Director                                          May 19, 1998
--------------------------
Larry D. Unruh


/s/ Martin Atkinson           Director                                          May 13, 1998
--------------------------
Martin Atkinson

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               ALTRIS SOFTWARE, INC.

----------------------------------------------------------------------------------------------------------------------------------
     Column A                                Column B                  Column C                    Column D            Column E
----------------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                            ----------------------------------
                                                                                Charged to
     Description                             Balance at     Charged to           Other                                 Balance at
                                              Beginning      Costs and           Accounts -        Deductions -          End of
                                              of Period       Expenses           Describe           Describe             Period
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts          $   125,000       $140,000                             $   (94,000) (a)    $   171,000
   Excess inventory reserve                 $ 2,119,000                                            $(1,567,000) (b)    $   552,000
   Tax benefit reserve                      $17,600,000                                            $(  338,000) (d)    $17,262,000
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
   Deducted from asset accounts:
   Allowance for doubtful accounts          $   162,000       $ 35,000                             $   (72,000) (a)    $   125,000
   Excess inventory reserve                 $ 2,323,000                                            $  (204,000) (b)    $ 2,119,000
   Tax benefit reserve                      $16,300,000                      $ 1,300,000 (c)                           $17,600,000
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994:
   Deducted from asset accounts:
   Allowance for doubtful accounts          $   161,000       $ 50,000                              $  (49,000) (a)    $   162,000
   Excess inventory reserve                 $ 2,540,000                                             $ (217,000) (b)    $ 2,323,000
   Tax benefit reserve                      $16,400,000                                             $ (100,000) (d)    $16,300,000
----------------------------------------------------------------------------------------------------------------------------------

(a) Amount written off

(b) Inventory scrapped or sold at less than cost

(c) Valuation allowance against benefit recorded

(d) Adjustment relating to tax provision or benefit expired