Form 10-Q/A
period 1997-03-31
ALTRIS SOFTWARE INC
filed 1998-05-21
CIK 813747

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

                                (619) 625-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X                 NO
                               -------                  -------

Number of shares of Common Stock outstanding at April 25, 1997:    9,578,870
                                                                 ------------

     In March 1998, Altris Software, Inc. (the "Company") announced that it was conducting a review of its interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997 with a view to determining whether the revenue previously reported for such periods was recognized in accordance with generally accepted accounting principles. As a result of this review, the Company has restated such financial statements. This Amendment to the Company's Quarterly Report on Form 10-Q sets forth the restated financial statements of the Company for the three months ended March 31, 1997.

     Information in the Quarterly Report on Form 10-Q as originally filed was presented as of the date of such original filing or earlier, as indicated therein. Unless otherwise stated, such information has not been updated in this Amendment. In particular, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" as originally filed discussed the Company's financial condition and results of operations based on the financial statements in the Quarterly Report on Form 10-Q as originally filed, without consideration of the restatement reflected herein, and therefore no reliance should be placed thereon. Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                             ALTRIS SOFTWARE, INC.

                        PART I.  FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEET
                                  (Restated)

                                                 March 31, 1997  December 31, 1996
                                                 --------------  -----------------
                                                   (unaudited)
                                    ASSETS
Current assets:

 Cash and cash equivalents                         $ 1,440,000     $  2,200,000
 Short term investments                                      -           90,000
 Receivables, net                                    4,400,000        5,050,000
 Inventory, net                                        539,000          472,000
 Other current assets                                  917,000          683,000
                                                  ------------     ------------
  Total current assets                               7,296,000        8,495,000

Property and equipment, net                          2,075,000        2,156,000
Computer software, net                               2,485,000        2,252,000
Goodwill, net                                        4,759,000        4,972,000
Other assets                                           455,000          385,000
                                                  ------------     ------------
                                                  $ 17,070,000     $ 18,260,000
                                                  ------------     ------------
                                                  ------------     ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                 $  2,979,000     $  2,487,000
 Accrued liabilities                                 1,507,000        1,686,000
 Notes payable                                       1,019,000          710,000
 Deferred revenue                                    1,507,000        1,548,000
                                                  ------------     ------------
  Total current liabilities                          7,012,000        6,431,000

Long term notes payable                              1,383,000        1,203,000
Other long term liabilities                            312,000          763,000
                                                  ------------     ------------
  Total liabilities                                  8,707,000        8,397,000
                                                  ------------     ------------

Commitments
Shareholders' equity:
  Common stock, no par value, 20,000,000 shares
  authorized; 9,573,444 and 9,559,944 issued
  and outstanding, respectively                     61,630,000       61,583,000
Foreign currency translation adjustment                 56,000            3,000
Accumulated deficit                                (53,323,000)     (51,723,000)
                                                  ------------     ------------
 Total shareholders' equity                          8,363,000        9,863,000
                                                  ------------     ------------
                                                  $ 17,070,000     $ 18,260,000
                                                  ------------     ------------
                                                  ------------     ------------

       See accompanying notes to the consolidated financial statements.

                             ALTRIS SOFTWARE, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                  (Restated)


                                                       For the three months
                                                         ended March 31,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
Revenues                                          $  3,985,000     $  4,161,000

Cost of revenues                                     2,142,000        2,407,000
                                                  ------------     ------------
Gross profit                                         1,843,000        1,754,000
                                                  ------------     ------------
Operating expenses:
 Research and development                              916,000          907,000
 Marketing and sales                                 1,744,000        1,253,000
 General and administrative                            754,000          711,000
                                                  ------------     ------------
  Total operating expenses                           3,414,000        2,871,000
                                                  ------------     ------------
Loss from operations                                (1,571,000)      (1,117,000)

Interest and other income                               22,000           26,000
Interest and other expense                             (51,000)         (26,000)
                                                  ------------     ------------
Loss before income taxes                            (1,600,000)      (1,117,000)

Provision for income taxes                                   -                -
                                                  ------------     ------------
Net loss                                          $ (1,600,000)     $(1,117,000)
                                                  ------------     ------------
                                                  ------------     ------------
Net loss per share                                     $  (.17)         $  (.12)
                                                  ------------     ------------
                                                  ------------     ------------
Weighted average shares outstanding                  9,565,000        9,027,000

        See accompanying notes to the consolidated financial statements

                             ALTRIS SOFTWARE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                  (Restated)

                                                         For the three months
                                                           ended March 31,
                                                       --------------------------
                                                         1997          1996
                                                       -----------    -----------
Cash flow from operating activities:
   Net loss                                            $(1,600,000)   $(1,117,000)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization                           599,000        530,000
   Changes in assets and liabilities:
     Receivables, net                                      650,000        466,000
     Inventory                                             (67,000)       (55,000)
     Other assets                                         (305,000)       163,000
     Accounts payable                                      492,000        125,000
     Accrued liabilities                                  (179,000)    (1,491,000)
     Deferred revenue                                      (41,000)      (379,000)
     Other long term liabilities                          (451,000)      (123,000)
                                                       -----------    -----------
  Net cash used in operating activities                   (902,000)    (1,881,000)
                                                       -----------    -----------
  Cash flows from investing activities:
    Sale of short term investment                           85,000        180,000
    Purchases of property and equipment                   (122,000)      (192,000)
    Purchases of software                                  (39,000)       (15,000)
    Computer software capitalized                         (371,000)      (226,000)
                                                       -----------    -----------
  Net cash used in investing activities                  (447,000)      (253,000)
                                                       -----------    -----------
  Cash flows from financing activities:
    Principal payment under cash advanced
      by a bank related to former Optigraphics
      shareholder notes payable                                  -     (1,634,000)
    Repayments under notes payable                        (174,000)       (40,000)
    Net borrowings under revolving loan
      and bank agreements                                  663,000              -
    Proceeds from exercise of stock options                 47,000        210,000
                                                       -----------    -----------
  Net cash provided by (used in) financing activities      536,000     (1,464,000)
                                                       -----------    -----------
  Effect of exchange rate changes on cash                   53,000         16,000
                                                       -----------    -----------
  Net decrease in cash and cash equivalents               (760,000)    (3,582,000)

  Cash and cash equivalents at beginning of period       2,200,000      4,656,000
                                                       -----------    -----------
  Cash and cash equivalents at end of period           $ 1,440,000    $ 1,074,000
                                                       -----------    -----------
                                                       -----------    -----------
  Supplemental cash flow information:
    Interest paid                                      $    44,000    $    25,000
                                                       -----------    -----------
                                                       -----------    -----------
  Schedule of non-cash financing activity:
    Conversion of Series B Preferred Stock
       to common stock                                 $         -    $ 3,306,000
                                                       -----------    -----------
                                                       -----------    -----------
    Conversion of note payable to common stock         $         -    $ 1,000,000
                                                       -----------    -----------
                                                       -----------    -----------

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

     The financial statements included herein have been restated from those previously published to reflect corrections of misapplications of the Company's for revenue recognition policies. The results for the quarters ended March 31, 1997 and 1996 have been amended to reflect changes in the timing and amount of revenue recognition for those contracts where subsequently discovered facts indicate that revenue had initially been recognized before: (a) there was persuasive evidence of an agreement between the Company and the customer; (b) the amount of the fee had become fixed; (c) there was sufficient evidence of the delivery of the product or services; (d) customer cancellation rights had expired; or (e) a reasonable estimate could be made of returns from those customers (primarily Value Added Resellers) having exchange rights.

     The reconciliation of previously reported results to restated results for the three months ended March 31, 1997 and 1996 are as follows:


                                              For the three months            For the three months
                                              ended March 31, 1997            ended March 31, 1996
                                         ------------------------------   ------------------------------
                                                      (In thousands except per share data)
                                         Previously               As      Previously              As
                                          Reported  Adjustment Restated    Reported  Adjustment Restated
                                         ---------- ---------- --------   ---------- ---------- --------
Revenues                                  $6,615     $(2,630)   $ 3,985      $6,061   $(1,900)   $ 4,161
Gross profit                               3,744      (1,901)     1,843       3,548    (1,794)     1,754
Net income (loss)                            534      (2,134)    (1,600)        677    (1,794)    (1,117)
Basic earnings (loss) per share              .06        (.23)      (.17)        .07      (.19)      (.12)
Diluted earnings (loss) per share            .06        (.23)      (.17)        .07      (.19)      (.12)


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

                                           For the three months
                                              ended March 31,
                                         ------------------------
                                           1997           1996
                                         ---------      ---------
                                                (RESTATED)
Basic earnings per common share
    Net loss per share                   $    (.17)     $    (.12)
                                         ---------      ---------
                                         ---------      ---------
    Weighted average shares              9,565,000      9,027,000


Diluted earnings per common share
    Net loss per share                   $    (.17)     $    (.12)
                                         ---------      ---------
                                         ---------      ---------
    Weighted average shares              9,565,000      9,027,000

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

                              ALTRIS SOFTWARE, INC.




                              By:    /s/John W. Low
                                   --------------------------------
                                   John W. Low
                                   Chief Financial Officer




                              Dated:     May 19, 1998
                                     ------------------------------