Form 10-Q/A
period 1997-06-30
ALTRIS SOFTWARE INC
filed 1998-05-21
CIK 813747

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

Commission File Number 0-15935


                              ALTRIS SOFTWARE, INC.
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)


          CALIFORNIA                                              95-3634089
---------------------------                                    ---------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                    9339 CARROLL PARK DRIVE, SAN DIEGO, CA 92121
                    --------------------------------------------
               (Address of principal executive offices and zip code)


                                  (619) 625-3000
                ---------------------------------------------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           YES    X             NO
                               -------             -------

Number of shares of Common Stock outstanding at July 31, 1997:    9,575,944
                                                               ---------------

     In March 1998, Altris Software, Inc. (the "Company") announced that it was conducting a review of its interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997 with a view to determining whether the revenue previously reported for such periods was recognized in accordance with generally accepted accounting principles. As a result of this review, the Company has restated such financial statements. This Amendment to the Company's Quarterly Report on Form 10-Q sets forth the restated financial statements of the Company for the three and six months ended June 30, 1997.

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

                               ALTRIS SOFTWARE, INC.

                           PART I.  FINANCIAL INFORMATION

                             CONSOLIDATED BALANCE SHEET
                                     (Restated)


                                             June 30, 1997         December 31, 1996
                                             -------------         -----------------
                                              (Unaudited)
                                       ASSETS

Current assets:
   Cash and cash equivalents                           $6,696,000    $2,200,000
   Short term investments                                       -        90,000
   Receivables, net                                     3,630,000     5,050,000
   Inventory, net                                         411,000       472,000
   Other current assets                                   814,000       683,000
                                                      -----------   -----------
   Total current assets                                11,551,000     8,495,000

Property and equipment, net                             2,121,000     2,156,000
Computer software, net                                  2,676,000     2,252,000
Goodwill, net                                           4,341,000     4,972,000
Other assets                                              708,000       385,000
                                                      -----------   -----------
                                                      $21,397,000   $18,260,000
                                                      -----------   -----------
                                                      -----------   -----------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable                                       $3,966,000    $2,487,000
   Accrued liabilities                                  1,613,000     1,686,000
   Notes payable                                        1,218,000       710,000
   Deferred revenue                                     1,338,000     1,548,000
                                                      -----------   -----------
   Total current liabilities                            8,135,000     6,431,000

Long term notes payable                                 1,243,000     1,203,000
Other long term liabilities                               256,000       763,000
Subordinated debt                                       2,415,000             -
                                                      -----------   -----------
   Total liabilities                                   12,049,000     8,397,000
                                                      -----------   -----------
Commitments
Mandatorily, redeemable Preferred stock, $1,000 par
   value, 3,000 shares authorized; 3,000 shares
   issued and outstanding                               2,686,000             -

Shareholders' equity:
   Common stock, no par value, 20,000,000 shares
   authorized; 9,575,944 and 9,559,944 issued and
   outstanding, respectively                           61,639,000    61,583,000
   Common stock warrants                                  585,000             -

   Foreign currency translation adjustment                 25,000         3,000
   Accumulated deficit                                (55,587,000)  (51,723,000)
                                                      -----------   -----------
   Total shareholders' equity                           6,662,000     9,863,000
                                                      -----------   -----------
                                                      $21,397,000   $18,260,000
                                                      -----------   -----------
                                                      -----------   -----------


          See accompanying notes to the consolidated financial statements.

                               ALTRIS SOFTWARE, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)
                                     (Restated)


                                              For the three months            For the six months
                                                 ended June 30,                 ended June 30,
                                          ---------------------------     ----------------------------
                                              1997            1996            1997           1996
                                              ----            ----            ----           ----
Revenues                                  $ 4,754,000     $ 5,971,000     $ 8,739,000     $ 10,132,000

Cost of revenues                            2,803,000       2,368,000       4,945,000        4,775,000
                                          -----------     -----------     -----------     ------------

Gross profit                                1,951,000       3,603,000       3,794,000        5,357,000
                                          -----------     -----------     -----------     ------------
Operating expenses:
   Research and development                 1,030,000         849,000       1,946,000        1,756,000
   Marketing and sales                      1,936,000       1,394,000       3,680,000        2,647,000
   General and administrative                 951,000         854,000       1,705,000        1,565,000
   Write-off of certain offering costs        270,000               -         270,000                -
                                          -----------     -----------     -----------     ------------
   Total operating expenses                 4,187,000       3,097,000       7,601,000        5,968,000
                                          -----------     -----------     -----------     ------------

(Loss) income from operations              (2,236,000)        506,000      (3,807,000)        (611,000)

Interest and other income                      30,000          20,000          52,000           46,000
Interest and other expense                    (58,000)        (21,000)       (109,000)         (47,000)
                                          -----------     -----------     -----------     ------------
(Loss) income before income taxes          (2,264,000)        505,000      (3,864,000)        (612,000)

Provision for income taxes                          -               -               -                -
                                          -----------     -----------     -----------     ------------
Net (loss) income                         $(2,264,000)       $505,000     $(3,864,000)       $(612,000)
                                          -----------     -----------     -----------     ------------
                                          -----------     -----------     -----------     ------------
Net (loss) income per share                    $(0.24)           $.05          $(0.40)           $(.07)
                                          -----------     -----------     -----------     ------------
                                          -----------     -----------     -----------     ------------
Weighted average shares                     9,574,000       9,594,000       9,570,000        8,848,000
   outstanding

          See accompanying notes to the consolidated financial statements.

                               ALTRIS SOFTWARE, INC.

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                        ------------------------------------
                                    (Unaudited)
                                     (Restated)

                                                              For the six months
                                                                 ended June 30,
                                                      ---------------------------------
                                                         1997                   1996
                                                         ----                   ----
Cash flow from operating activities:
   Net (loss) income                                  $(3,864,000)          $(612,000)
   Adjustments to reconcile net (loss) income to
        net cash used in operating activities:
   Depreciation and amortization                        1,137,000             956,000
   Changes in assets and liabilities:
      Receivables, net                                  1,420,000          (2,189,000)
      Inventory                                            61,000               9,000
      Other assets                                         60,000              84,000
      Accounts payable                                  1,479,000            (691,000)
      Accrued liabilities                                 (73,000)           (907,000)
      Deferred revenue                                   (210,000)           (124,000)
      Other long term liabilities                        (507,000)           (171,000)
                                                       ----------          ----------
Net cash used in operating activities                    (497,000)         (3,645,000)
                                                       ----------          ----------
Cash flows from investing activities:

Sale of short term investment                              85,000             180,000
Purchases of property and equipment                      (303,000)           (764,000)
Purchases of software                                     (41,000)            (15,000)
Computer software capitalized                            (746,000)           (466,000)
                                                       ----------          ----------
Net cash used in investing activities                  (1,005,000)         (1,065,000)
                                                       ----------          ----------
Cash flows from financing activities:

Principal payment under cash advanced by a bank related
      to former Optigraphics shareholder notes payable          -          (1,634,000)
   Repayments under notes payable                        (257,000)            (78,000)
   Net borrowings under revolving loan and bank           805,000                   -
       agreements
   Proceeds from exercise of stock options                 56,000             699,000
   Net proceeds from issuance of preferred stock        2,686,000           1,908,000
   Net proceeds from issuance of subordinated debt
       and warrants                                     3,000,000                   -
   Cash payments for debt issuance costs                 (314,000)                  -
                                                       ----------          ----------
Net cash provided by financing activities               5,976,000             895,000
                                                       ----------          ----------
Effect of exchange rate changes on cash                    22,000              60,000
                                                       ----------          ----------
Net increase (decrease) in cash and cash equivalents    4,496,000          (3,755,000)

Cash and cash equivalents at beginning of period        2,200,000           4,656,000
                                                       ----------          ----------
Cash and cash equivalents at end of period             $6,696,000          $  901,000
                                                       ----------          ----------
Supplemental cash flow information:

Interest paid                                          $   85,000          $   37,000
                                                       ----------          ----------
                                                       ----------          ----------
Schedule of non-cash financing activities:

Conversion of preferred stock and note payable to
      common stock                                     $        -          $5,003,000
                                                       ----------          ----------
                                                       ----------          ----------

          See accompanying notes to the consolidated financial statements.
                                       4

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

     The financial statements included herein have been restated from those previously published to reflect corrections of misapplications of the Company's for revenue recognition policies. The results for the three months and six months ended June 30, 1997 and 1996 have been amended to reflect changes in the timing and amount of revenue recognition for those contracts where subsequently discovered facts indicate that revenue had initially been recognized before: (a) there was persuasive evidence of an agreement between the Company and the customer; (b) the amount of the fee had become fixed; (c) there was sufficient evidence of the delivery of the product or services; (d) customer cancellation rights had expired; or (e) a reasonable estimate could be made of returns from those customers (primarily Value Added Resellers) having exchange rights.

     The reconciliation of previously reported results to restated results for the three and six months ended June 30, 1997 and 1996 are as follows:


                                      For the three months                For the three months
                                      ended June 30, 1997                  ended June 30, 1996
                                 --------------------------------   -----------------------------------
                                                 (In thousands except per share data)
                                 Previously                 As       Previously                  As
                                  Reported   Adjustment  Restated     Reported   Adjustment   Restated
                                 ----------  ----------  ---------   ----------  ----------   ---------
Revenues                            $7,076    $(2,322)      $4,754      $6,106      $(135)      $5,971
Gross profit                         4,396     (2,445)       1,951       3,973       (370)       3,603
Net income (loss)                    1,354     (3,618)      (2,264)        875       (370)         505
Net income (loss) per share            .14       (.38)        (.24)        .09       (.04)         .05




                                       For the six months                  For the six months
                                      ended June 30, 1997                  ended June 30, 1996
                                 --------------------------------   -----------------------------------
                                                 (In thousands except per share data)
                                 Previously                 As       Previously                  As
                                  Reported   Adjustment  Restated     Reported   Adjustment   Restated
                                 ----------  ----------  ---------   ----------  ----------   ---------
Revenues                           $13,691    $(4,952)      $8,739     $12,167    $(2,035)     $10,132
Gross profit                         8,140     (4,346)      (3,794)      7,521     (2,164)       5,357
Net income (loss)                    1,084     (4,948)      (3,864)      1,552     (2,164)        (612)
Net income (loss) per share            .11       (.51)        (.40)        .17       (.24)        (.07)


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


                                           For the three months     For the six months
                                              ended June 30,           ended June 30,
                                          ----------------------  -----------------------
                                              1997       1996        1997          1996
                                          ----------  ----------  ----------   ----------
                                                            (Restated)
BASIC EARNINGS PER COMMON SHARE
     Net (loss) income per share          $     (.24) $      .06  $     (.40)  $     (.07)
                                          ----------   ---------  ----------   ----------
     Weighted average shares               9,574,000   9,202,000   9,570,000    8,848,000

DILUTED EARNINGS PER COMMON SHARE
     Net (loss) income per share          $     (.24) $      .05  $     (.40)  $     (.07)
                                          ----------   ---------  ----------   ----------
     Weighted average shares               9,574,000   9,594,000   9,570,000    8,848,000

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

                                        ALTRIS SOFTWARE, INC.


                                        By:    /s/John W. Low
                                           -----------------------------------
                                                  John W. Low
                                                  Chief Financial Officer


                                        Dated:    May 19, 1998
                                              ----------------------------------