Form 10-Q/A
period 1997-09-30
ALTRIS SOFTWARE INC
filed 1998-05-21
CIK 813747

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
    ----------------------------------------------------------------------
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

Number of shares of Common Stock outstanding at October 31, 1997: 9,613,413
                                                                 ---------------

     In March 1998, Altris Software, Inc. (the "Company") announced that it was conducting a review of its interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997 with a view to determining whether the revenue previously reported for such periods was recognized in accordance with generally accepted accounting principles. As a result of this review, the Company has restated such financial statements. This Amendment to the Company's Quarterly Report on Form 10-Q sets forth the restated financial statements of the Company for the three and nine months ended September 30, 1997.

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

                             ALTRIS SOFTWARE, INC.

                        PART I.  FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEET
                                  (Restated)

                                                 September 30, 1997   December 31, 1996
                                                 ------------------   -----------------
                                                    (Unaudited)
                                    ASSETS

Current assets:
  Cash and cash equivalents                         $     688,000       $   2,200,000
  Short term investments                                1,632,000              90,000
  Receivables, net                                      3,929,000           5,050,000
  Inventory, net                                          429,000             472,000
  Other current assets                                    755,000             683,000
                                                    -------------       -------------
    Total current assets                                7,433,000           8,495,000

Property and equipment, net                             2,219,000           2,156,000
Computer software, net                                  2,904,000           2,252,000
Goodwill, net                                           4,127,000           4,972,000
Other assets                                              427,000             385,000
                                                    -------------       -------------
                                                    $  17,110,000       $  18,260,000
                                                    -------------       -------------
                                                    -------------       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   2,901,000       $   2,487,000
  Accrued liabilities                                     886,000           1,686,000
  Notes payable                                           758,000             710,000
  Deferred revenue                                      1,981,000           1,548,000
                                                    -------------       -------------
    Total current liabilities                           6,526,000           6,431,000

Long term notes payable                                    33,000           1,203,000
Other long term liabilities                               205,000             763,000
Subordinated debt                                       2,444,000                   -
                                                    -------------       -------------
    Total liabilities                                   9,208,000           8,397,000
                                                    -------------       -------------

Commitments

  Mandatorily redeemable convertible preferred
  stock, $1,000 par value, 3,000 shares authorized;
    3,000 shares issued and outstanding                 2,682,000                   -

Shareholders' equity:
  Common stock, no par value, 20,000,000 shares
    authorized; 9,612,663 and 9,559,944 issued and
    outstanding, respectively                          61,679,000          61,583,000
  Common stock warrants                                   585,000                   -
  Foreign currency translation adjustment                  73,000               3,000
  Accumulated deficit                                 (57,117,000)        (51,723,000)
                                                    -------------       -------------
    Total shareholders' equity                          5,220,000           9,863,000
                                                    -------------       -------------
                                                    $  17,110,000       $  18,260,000
                                                    -------------       -------------
                                                    -------------       -------------


       See accompanying notes to the consolidated financial statements.

                             ALTRIS SOFTWARE, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                  (Restated)

                                                         For the three months         For the nine months
                                                          ended September 30,         ended September 30,
                                                     ---------------------------  ----------------------------
                                                         1997           1996           1997           1996
                                                         ----           ----           ----           ----
Revenues                                             $  5,041,000   $  5,938,000  $  13,780,000  $  16,070,000

Cost of revenues                                        2,097,000      2,228,000      7,042,000      7,003,000
                                                    -------------   ------------  -------------  -------------

Gross profit                                            2,944,000      3,710,000      6,738,000      9,067,000
                                                    -------------   ------------  -------------  -------------

Operating expenses:
  Research and development                              1,095,000        791,000      3,041,000      2,547,000
  Marketing and sales                                   2,310,000      1,357,000      5,990,000      4,004,000
  General and administrative                              951,000        758,000      2,656,000      2,323,000
  Write-off of certain offering costs                           -              -        270,000              -
                                                    -------------   ------------  -------------  -------------
    Total operating expenses                            4,356,000      2,906,000     11,957,000      8,874,000
                                                    -------------   ------------  -------------  -------------

(Loss) income from operations                          (1,412,000)       804,000     (5,219,000)       193,000

Interest and other income                                  41,000         18,000         93,000         64,000
Interest and other expense                               (159,000)       (31,000)      (268,000)       (78,000)
                                                    -------------   ------------  -------------  -------------

(Loss) income before income taxes                      (1,530,000)       791,000     (5,394,000)       179,000
Provision for income taxes                                      -              -              -              -
                                                    -------------   ------------  -------------  -------------
Net (loss) income                                      (1,530,000)       791,000     (5,394,000)       179,000

Preferred stock dividends                                 (90,000)             -        (90,000)             -
                                                    -------------   ------------  -------------  -------------

Net (loss) income available to
  common shareholders                               $  (1,620,000)  $    791,000  $  (5,484,000) $     179,000
                                                    -------------   ------------  -------------  -------------
                                                    -------------   ------------  -------------  -------------

Net (loss) income per common share                  $        (.17)  $        .08  $        (.57) $         .02
                                                    -------------   ------------  -------------  -------------
                                                    -------------   ------------  -------------  -------------

Weighted average shares                                 9,587,000      9,651,000      9,575,000      9,414,000
  outstanding


       See accompanying notes to the consolidated financial statements.

                             ALTRIS SOFTWARE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                  (Restated)

                                                                        For the nine months
                                                                        ended September 30,
                                                                    ---------------------------
                                                                       1997             1996
                                                                       ----             ----
Cash flow from operating activities:
  Net (loss) income                                                  $(5,394,000)   $   179,000
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
  Depreciation and amortization                                        1,754,000      1,506,000
  Changes in assets and liabilities:
    Receivables, net                                                   1,121,000     (2,608,000)
    Inventory                                                             43,000       (113,000)
    Other assets                                                         208,000       (461,000)
    Accounts payable                                                     414,000         (2,000)
    Accrued liabilities                                                 (800,000)    (1,136,000)
    Deferred revenue                                                     433,000       (137,000)
    Other long term liabilities                                         (558,000)      (325,000)
                                                                    ------------    -----------
Net cash used in operating activities                                 (2,779,000)    (3,097,000)
                                                                    ------------    -----------
Cash flows from investing activities:
  Sale or maturity of short term investments                             153,000        180,000
  Purchases of short term investments                                 (1,499,000)             -
  Purchases of property and equipment                                   (579,000)      (857,000)
  Purchases of software                                                  (41,000)       (20,000)
  Computer software capitalized                                       (1,146,000)      (791,000)
                                                                    ------------    -----------
Net cash used in investing activities                                 (3,112,000)    (1,488,000)
                                                                    ------------    -----------
Cash flows from financing activities:
  Principal payment under cash advanced by a bank related
    to former Optigraphics shareholder notes payable                           -     (1,634,000)
  Repayments under notes payable                                      (2,243,000)      (116,000)
  Net borrowings under revolving loan and bank agreements              1,121,000        262,000
  Proceeds from exercise of stock options                                186,000        919,000
  Payment of preferred stock dividends                                   (61,000)             -
  Net proceeds from issuance of preferred stock                        2,653,000      1,923,000
  Net proceeds from issuance of subordinated debt and warrants         3,000,000              -
  Cash payments for debt issuance costs                                 (347,000)             -
                                                                    ------------    -----------
Net cash provided by financing activities                              4,309,000      1,354,000
                                                                    ------------    -----------
Effect of exchange rate changes on cash                                   70,000         (2,000)
                                                                    ------------    -----------
Net decrease in cash and cash equivalents                             (1,512,000)    (3,233,000)
Cash and cash equivalents at beginning of period                       2,200,000      4,656,000
                                                                    ------------    -----------
Cash and cash equivalents at end of period                          $    688,000    $ 1,423,000
                                                                    ------------    -----------
                                                                    ------------    -----------
Supplemental cash flow information:
  Interest paid                                                     $    189,000    $    50,000
                                                                    ------------    -----------
                                                                    ------------    -----------
Schedule of non-cash financing and investing activities:
  Conversion of preferred stock and note payable to
    common stock                                                    $          -    $ 6,230,000
                                                                    ------------    -----------
                                                                    ------------    -----------
Accretion of dividends on mandatorily redeemable
  convertible preferred stock                                       $     29,000    $         -
                                                                    ------------    -----------
                                                                    ------------    -----------

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

     The financial statements included herein have been restated from those previously published to reflect corrections of misapplications of the Company's revenue recognition policies. The results for the three months and nine months ended September 30, 1997 and 1996 have been amended to reflect changes in the timing and amount of revenue recognition for those contracts where subsequently discovered facts indicate that revenue had initially been recognized before: (a) there was persuasive evidence of an agreement between the Company and the customer; (b) the amount of the fee had become fixed; (c) there was sufficient evidence of the delivery of the product or services; (d) customer cancellation rights had expired; or (e) a reasonable estimate could be made of returns from those customers (primarily Value Added Resellers) having exchange rights.

     The reconciliation of previously reported results to restated results for the three and nine months ended September 30, 1997 and 1996 are as follows:


                                          For the three months                           For the three months
                                         ended September 30,1997                       ended September 30, 1996
                                  ----------------------------------------      ---------------------------------------
                                                            (In thousands except per share data)
                                  Previously                         As         Previously                        As
                                   Reported      Adjustment       Restated       Reported        Adjustment    Restated
                                   --------      ----------       --------       --------        ----------    --------
Revenues                           $  5,850      $    (809)       $  5,041       $  5,806         $  132       $  5,938
Gross profit                          3,022            (78)          2,944          3,411            299          3,710
Net (loss) income                    (2,537)           917          (1,620)           492            299            791
Net (loss) income per share            (.26)           .09            (.17)           .05            .03            .08


                                           For the nine months                           For the nine months
                                         ended September 30,1997                       ended September 30, 1996
                                  ----------------------------------------      ---------------------------------------
                                                            (In thousands except per share data)

                                  Previously                         As         Previously                        As
                                   Reported      Adjustment       Restated       Reported        Adjustment    Restated
                                   --------      ----------       --------       --------        ----------    --------
Revenues                           $  19,541     $  (5,761)       $ 13,780      $  17,973        $  (1,903)    $ 16,070
Gross profit                          11,162        (4,424)          6,738         10,932           (1,865)       9,067
Net (loss) income                     (1,453)       (4,031)         (5,484)         2,044           (1,865)         179
Net (loss) income per share             (.15)         (.42)           (.57)           .22             (.20)         .02

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


                                                         For the three months           For the nine months
                                                          ended September 30,            ended September 30,
                                                       -------------------------     -------------------------
                                                           1997          1996            1997          1996
                                                           ----          ----            ----          ----
                                                                              (Restated)
BASIC EARNINGS PER COMMON SHARE
    Net (loss) income per share                        $     (.17)    $      .08     $     (.57)    $      .02
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------
    Weighted average shares                             9,587,000      9,420,000      9,575,000      8,967,000

DILUTED EARNINGS PER COMMON SHARE
    Net (loss) income per share                        $     (.17)    $      .08     $     (.57)    $      .02
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------
    Weighted average shares                             9,587,000      9,651,000      9,575,000      9,414,000


NOTE 3 - RECEIVABLES


                                                           September 30, 1997             December 31, 1996
                                                           ------------------             -----------------
                                                              (Unaudited)                     (Restated)
                                                               (Restated)

Billed receivables                                            $  3,978,000                   $  4,519,000
Unbilled receivables                                               106,000                        702,000
Less allowance for doubtful accounts                              (155,000)                      (171,000)
                                                              ------------                   ------------
                                                              $  3,929,000                   $  5,050,000
                                                              ------------                   ------------
                                                              ------------                   ------------

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALTRIS SOFTWARE, INC.




                              By:    /s/John W. Low
                                 ----------------------------------------
                                        John W. Low
                                        Chief Financial Officer




                              Dated:    May 19, 1998
                                    -------------------------------------