Form 10-K
period 1997-12-31
ALTRIS SOFTWARE INC
filed 1998-05-21
CIK 813747

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K


 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997

                                         OR


 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from __________ to ________


                           Commission file number 0-15935


                                ALTRIS SOFTWARE, INC.
              -------------------------------------------------------
               (Exact name of registrant as specified in its charter)

     California                                                95-3634089
----------------------------------                          -------------------
State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

9339 Carroll Park Drive, San Diego, CA                              92121
--------------------------------------                           ------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:    (619) 625-3000

Securities registered pursuant to Section 12 (b) of the Act:
                                                       Name of each exchange on
Title of each class                                       which registered
-------------------                                    ------------------------
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
                                                 Yes    X          No
                                                       ---             ---

                        (Cover page continues on next page)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [   ]

     The aggregate market value of the voting stock on March 11, 1998, held by non-affiliates* of the Registrant, based upon the last price reported on the Nasdaq National Market on such date was $20,729,213.

     The number of shares outstanding of the Registrant's Common Stock at the close of business on March 11, 1998, was 9,614,663.

     *Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

                                       PART I

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Certain Factors That May Affect Future Results" under Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

ITEM 1.  BUSINESS


     Altris Software, Inc. (the "Company") develops, markets and supports a suite multi-tier client/server document management software products. These products enable users in a broad range of industries to manage, share and distribute critical business information, expertise and other intellectual capital in an efficient manner. The Company's products provide several key business benefits including interoperability and scalability across an enterprise, an extensive range of product tools and features, quick cost-effective implementation, increasing network efficiency using the Company's targeted image extraction technology ("TIE-Technology-TM-") to substantially reduce network bandwidth requirements and the ability to document-enable existing applications. In addition, the open architecture of the Company's products permits them to be used in a standardized fashion and enables sophisticated customization and integration with existing business applications. Unlike many of its competitors, the Company offers its own cohesive set of software products which provide a complete electronic document management system ("EDMS") without the high systems integration costs that can be incurred when disparate products from a variety of suppliers must be integrated.


     The Company has historically sold its suite of products through its direct sales force and through complementary indirect channels primarily consisting of value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs"). The Company has established a strong market presence in the utility, manufacturing, transportation and petrochemical and other processing industries both domestically and internationally. The Company intends to increase market penetration in these industries as well as in certain other select vertical markets, including telecommunication providers, defense and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, property management companies and architecture firms.

HISTORY

     The Company was incorporated in California in 1981. Throughout the mid 1980's, the Company focused on the development and manufacturing of proprietary hardware components, as well as software, for EDMS. The Company's systems at that time included a significant portion of imaging hardware components developed and manufactured by the Company. In subsequent years, the Company moved from proprietary hardware components for EDMS to open architecture, client/server software systems, while also providing system integration services. As part of this change, the Company implemented a restructuring program that reduced costs and consolidated operations to a level consistent with sales.

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


     On June 27, 1997, the Company completed a private placement to an investor (the "Investor") of (i) 3,000 shares of its Series D Convertible Preferred Stock with an aggregate stated value of $3,000,000 (the "Series D Preferred Stock") and (ii) its 11.5% Subordinated Debenture due June 27, 2002 with a principal amount of $3,000,000 (the "Subordinated Debenture") and warrants to purchase additional shares of Common Stock. The aggregate gross proceeds to the Company from the private placement before expenses were $6,000,000. The Series D Preferred Stock bears a dividend of 11.5% per annum, accruing quarterly, and is convertible into shares of the Company's common stock at a conversion price of $6.00 per share (subject to reset on June 27, 1999 to the average closing price of the common stock on the 20 trading days immediately prior to June 27, 1999 if such average is less than $6.00 per share). The Company may redeem any or all of the Series D Preferred Stock at its stated value on or after June 27, 1999 at any time the 20-day average of the closing price of the common stock equals or exceeds $9.50 per share, and the Company may redeem any or all of the Series D Preferred Stock on or after June 27, 2002 at its stated value irrespective of the trading price of its common stock. The Subordinated Debenture, which was issued at 100% of par, provides for quarterly interest payments and has a maturity date of June 27, 2002. The Company may prepay the Subordinated Debenture prior to maturity without penalty. As a result of the restatement of the Company's financial information and related circumstances, events of default under the Series D Preferred Stock and Subordinated Debenture have occurred. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Factors That May Effect Future Results."


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

     Unstructured data, which can be broadly described as data that can not be contained in a structured environment (i.e., rows and columns), includes information generated by most software for personal computers and workstations, such as word processing documents, spreadsheets and computer-aided design ("CAD") drawings, as well as other types of information which may not be in electronic format, such as manufacturing procedures, maintenance records, training and technical manuals, facility layouts, blueprints, product and parts drawings, specifications, schematics, invoices, checks and other business records, presentation graphics, photos, audio and video clips and facsimile documents. A substantial portion of corporate data is unstructured. Unstructured data is commonly contained in large object files which are often referred to as a "binary large object," which files can create network efficiency problems for organizations that collaborate electronically either on local area networks ("LANs") or wide area networks ("WANs"). Network traffic and bandwidth limitations have historically been, and continue to be, one of the major constraints on the deployment of enterprise-wide document management solutions. Without the resolution of bandwidth limitations, enterprise-wide document management systems often provide poor response time to users or limit the maximum number of simultaneous users supported by a network system.
Awaiting the availability of bigger bandwidth is not a solution, as the demand for bandwidth continues to increase as users begin to utilize increasingly complex data types such as pictures, audio and video clips.

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


     Electronic document management systems were developed to enable customers to effectively and efficiently manage, share and distribute critical business information. The Gartner Group, an information technologies consulting group, has estimated that in 1997 revenues generated from software sales in the global integrated document management market totaled $490 million.


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

THE ALTRIS SOFTWARE SOLUTION

     The Company's suite of multi-tier, client/server document management software products enables users to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. The Company's suite of products provides several key business benefits, including those described below:


     INTEROPERABILITY/ENTERPRISE SCALABILITY. The Company's suite of products operates on most common hardware, software, network and database platforms, including Microsoft Windows, Windows 95, Windows NT and UNIX operating systems and Oracle, Microsoft, Informix and Sybase database platforms. In addition, the Company's products are designed for enterprise-wide scalability so that organizations can deploy solutions that not only meet the needs of departments but also scale to an entire enterprise with multiple divisions and thousands of users worldwide.


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

     ABILITY TO BE TAILORED. The Company's embedded application programming interfaces ("APIs") simplify tailoring by both users and application developers, thereby enabling customers to effectively customize and integrate applications with existing information infrastructure. The Company's Toolkits include APIs for document viewing, scanning, markup, editing, and printing, plus manipulating data in document databases.

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

     DOCUMENT-ENABLE EXISTING APPLICATIONS. The Company's "document-enabling" software allows users to integrate the power of electronic document management directly into a user's business applications, providing users with greater access to information from which to make business decisions and extending the life of these business applications. The Company's document-enabling software has been integrated with a number of leading PDM, human resources, manufacturing and accounting software systems.

STRATEGY

     The Company's strategy includes the following key elements:

     EXTEND TECHNOLOGY LEADERSHIP. The Company continually seeks to extend its position as a technology leader in developing and marketing document management solutions. The Company intends to do this by (i) continuing to enhance the features and functionality of its current products, including by adding and enhancing tools that allow users to customize the graphical user interfaces ("GUIs"), layout and menu items to fit their own needs; (ii) designing additional APIs to simplify tailoring by both users and application developers; and (iii) providing users with administrative tools that enable systems operators to monitor individual use, network traffic and printing volume.

     Currently, the Company is reengineering for release its Altris EB-TM-product which is built on a multi-tier architecture, allowing users to choose between "thin" and "thick" client models on the desktop (including Internet/intranet) and to deploy process and data servers more efficiently. (A "thin" client model uses a client/server architecture with most of the applications stored on the server rather than on the client while a "thick" client model stores most of the applications on the client rather than the server.) Altris EB is designed to provide a wide range of tools for information exchange and review, system administration, configuration and tailoring plus desktop tools for easy modification of the look-and-feel and extension of functionality. Altris EB will support common enterprise tools such as Microsoft-Registered Trademark- FrontOffice, BackOffice-TM- and MS-Mail-TM-.

     FOCUS DIRECT SELLING EFFORTS ON SELECT VERTICAL MARKETS. The Company focuses its direct sales force on select vertical markets with compelling business needs for the Company's document management solutions. The Company has established a strong market presence in the utility, manufacturing, transportation and petrochemical and other processing industries both domestically and internationally. The Company intends to continue its direct sales and marketing force to increase its market penetration in these industries as well as in certain other select vertical markets, including telecommunication providers, defense and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, financial institutions, property management companies and architecture firms.

     EXPAND INDIRECT DISTRIBUTION CHANNELS. The Company intends to continue to build and develop its existing VAR, systems integrator and OEM channels which are targeted primarily at industries not covered by its direct sales force in order to reach the broadest customer base. The Company is expanding its VAR and systems integrator channel by increasing training and support programs, developing additional software tools to facilitate configuration and recruiting additional VARs and systems integrators in key geographical and vertical markets.

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

CUSTOMERS

     The following are examples of customers who are using the Company's products:

     UTILITIES. Within the utilities industry, countless documents relating to plant management, facility maintenance and support, transmittal processing and tracking, matrix security and statutory compliance must be current and readily available at all times. Furthermore, with pending deregulation, utilities are under increasing pressure to minimize their costs. The Company has installed document management solutions at more than 25 utilities around the world. In one example, a commercial utility was relying on more than 2,000,000 microfilm documents, 750,000 paper documents and 110,000 aperture cards (a form of microfilm technology) for its daily operations. Beginning in the engineering department, the Company added a document management solution containing its TIE-Technology which transformed the paper system into an integrated part of the utility's existing applications, including its work flow applications. The utility purchased a license for an enterprise-wide deployment covering 2,000 individual users. The Company's solution enables all current and historic plant records, including those generated by word processors and spreadsheet programs, to be readily available throughout the utility.

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

SALES AND MARKETING

     DIRECT SALES

     The Company focuses its direct sales force on select vertical markets with compelling business needs for the Company's document management solution. The Company has established a strong market presence in the utility, manufacturing, transportation and petrochemical and other processing industries both domestically and internationally. The Company's strategy is to continue its direct sales and marketing to increase its market penetration in these industries as well as in certain other select vertical markets, including telecommunication providers, defense and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, financial institutions, property management companies and architecture firms.

     As of May 1, 1998, the Company's sales and marketing organization consisted of 31 employees primarily based in Company sales offices located in the U.S. and in London, England. Additionally, the Company's field sales force regularly conducts presentations and demonstrations of the Company's suite of products to management and users at the customer site as part of the direct sales effort. Sales cycles for the Company's products generally last from six to twelve months.

     INDIRECT DISTRIBUTION CHANNELS

     Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company. Sales through indirect channels accounted for 18% and 19% of the Company's total revenue for the years ended December 31, 1997 and 1996, respectively.

     The Company's strategy is to continue to build and develop its existing VAR, systems integrator and OEM channels which are primarily targeted at the industries and geographic regions not covered by its direct sales force in order to reach the broadest customer base. The VARs and systems integrators are an integral part of the Company's distribution strategy as they are responsible for identifying potential end-users, selling the Company's products to end-users as part of a complete hardware and software solution, customizing and integrating the Company's products at the end-user's site and supporting the end-user following the sale. Additionally, the Company intends to focus increased effort on growing its VAR and systems integrator channel through increasing training and support programs, developing additional software tools to facilitate configuration and recruiting additional VARs and systems integrators in key geographical and vertical markets.

     Set forth below are several of the VARs, systems integrators and OEMs with whom the Company has entered into cooperative sales arrangements:

Adepso                    Deverrill Plc           Structural Dynamic
Alpha Numeric Solutions   Excitech Computers      Systemhouse
AMS                       GE Capital Consulting   Simdell Office Systems
CACI Information Systems  Koren Projects          SMI Software
CAD Capture               MDIS                    Softology
Computing Devices         Metaphase               Staffware
Data General              Octagon Computing       Systeica
Datel                     Persetel                TELSOC


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

SERVICES AND SUPPORT

     The Company believes that a high level of services and support are critical to its performance. As a result, the Company maintains a telephone hotline to provide technical assistance and software support directly to its end-users on an as-needed basis. The Company also provides technical support, maintenance, training and consulting to its VARs, systems integrators and OEMs, which in turn provide technical support services directly to end-users. These services are designed to increase end-user satisfaction, provide feedback to the Company as to end-users' demands and requirements and generate recurring revenue. The Company plans to continue to expand its services and support programs as the depth and breadth of the products offered by the Company increase.

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

PRODUCTS

     The Company's suite of multi-tier, client/server document management software products enables users to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. The underlying architecture for the Company's EDMS employs a model designed to ensure scalability, modularity and high performance. The Company's suite of products are grouped into three main categories, which are Core Document Services, Client Interfaces and Toolkits.

     CORE DOCUMENT SERVICES

     The Company's EDMS Server, which is the central component of the document management system, provides document capture, storage, distribution, version control, check-in/check-out and process management. The EDMS Server manages documents of all types, including CAD, image, multi-media and text, as well as compound or virtual documents consisting of multiple document types and documents that are edited in one format and distributed in another (for example, editing a CAD application and distributing in an image format, or editing in Microsoft Office and distributing in a printed document format). Some examples of core document services include:


     - CAPTURE. Documents are loaded individually or in batches and moved through a process which includes quality control, indexing and storage. Multiple indexing options are provided, including indexing by structured fields, keywords or full text. For documents residing in hardcopy format, an intermediate recognition step is performed by optical character recognition ("OCR") to create searchable ASCII text. In addition, the Company's COLD technology provides the ability to capture structured data and retain and present it in report format, allowing searches against the reports.


     - LIBRARY SERVICES. The EDMS Server provides comprehensive library functions, including storage, management, distribution, routing, check-in/check-out, version control and change management. Documents of all formats are managed in a secure environment which can provide distribution to authorized users at remote sites. The EDMS Server permits storage to a wide variety of media, including CD-ROM, magnetic disk, optical disks and a redundant array of inexpensive disks ("RAID") and uses caching and other functions to enhance performance. The EDMS Server enables the secure check-in/check-out of documents for editing, routing for comment or approval and management of the revision history. The EDMS Server also provides stereo vaulting capability, enabling two editions of documents to be stored, one for editing and one for viewing distribution.

     - IMAGE MANAGEMENT. Image is an important data type in any EDMS solution. The EDMS Server architecture is designed for both simple and complex image management. The Company's multi-format document manager allows users to view, annotate and edit a variety of different types of documents, while also providing a look and feel consistent with the Company's products. In addition, to address network traffic limitations, the Company's TIE-Technology allows monochrome images
          (in industry and international standard formats) to be displayed with only about 5-10% of the network traffic of many competing products. This performance is achieved across most popular network types.


     - DISTRIBUTION. Documents can be distributed in hard copy through a printer, plotter or fax machine. The output can be tagged with information such as the date and time, the identity of the requestor and a standard warning label. The output is automatically rotated and scaled for optimum fit to paper. Documents can also be distributed on-line over LANs, WANs and the Internet, thereby facilitating annotating, redlining and editing. Additionally, documents can be distributed through a wide variety of other media, including CD-ROM, magnetic disk, optical disks and RAID. To address network traffic limitations, the Company has developed its TIE-Technology which displays documents at significantly faster rates than competing products. The Company has also developed Secure File Access which permits a company to restrict access and editing within an EDMS on a document-by-document basis, as compared to competitive products employing a network file system that only restrict access at the client/server level.


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

     - CAD CONNECT AND ACROBAT CONNECT. The Company's CAD Connect distributes documents from the CAD system as a raster edition, enables redlining on the raster edition and further enables the incorporation of the redlining into the original CAD file following import. The redlines are registered against the original just as they were against the raster image and can be used by the drafter as a reference or for direct incorporation. Acrobat Connect provides PDF capability within a document management system.

TOOLKIT

     The Company's customers generally have unique needs for their document management systems and associated user interfaces. To address these needs, the Company provides embedded APIs to simplify tailoring by both users and application developers, thereby enabling customers to effectively customize and integrate applications with existing information infrastructure. The Company's toolkits include APIs for document viewing, scanning, markup, raster editing and printing, as well as APIs for manipulating data in document databases. The Company also offers toolkits that provide customers with the ability to document-enable applications built with C/C++, Powerbuilder and Visual BASIC, as well as existing, legacy UNIX, mini or mainframe applications.

     The Company's desktop products run on Microsoft Windows, Windows 95, Windows NT, Macintosh and UNIX operating systems, and its EDMS Server supports a range of server hardware including a variety of UNIX platforms such as Hewlett-Packard, IBM, Sun, Digital and Data General as well as Microsoft Windows NT on both Intel and DEC Alpha platforms. The system operates in conjunction with industry-standard RDBMS including Oracle, Sybase, Informix, Ingres and Microsoft Sequel Server. The system also embeds leading full-text search technologies from Fulcrum, Excalibur and BRS, and connects to leading e-mail packages such as Microsoft Mail and cc:Mail.

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


     In 1997, 1996 and 1995, the Company's research and product development expenses were approximately $4,051,000, $3,363,000 and $1,402,000, respectively. Development is also conducted within the scope of a customer contract if a customer requires additional functionality not provided by the Company's present systems. Technical expenses which include project management, installation, project design specification and other project related expenses, included in cost of revenues were $2,786,000, $2,607,000 and $2,140,000 for 1997, 1996 and 1995, respectively.



     In 1997, a substantial portion of the Company's development efforts was devoted to its next-generation Altris EB product offering. The Company anticipates that it will continue to commit substantial resources to research and development in the future. Following the initial release of Altris EB in late 1997, problems were discovered during internal and external testing of the product which resulted in the Company's withdrawal of the product pending further evaluation. A large quality assurance and engineering team from the Company's San Diego and London staffs convened in the United Kingdom to work on analyzing these problems. This led to a determination that certain portions of the product would require reengineering. The Company currently expects to complete a preview release of Altris EB in July 1998. This version of the product would not be offered for use in a production environment, but would instead be made available to certain customers and partners of the Company to allow them to evaluate the product's functionality and to commence the development of applications for use with the product.
The Company currently expects to release in December 1998 a version of the product for early shipment for integration into the operating environments of a limited number of Altris customers and partners. The purpose of this limited rollout would be to confirm that the product is sufficiently robust to withstand current complex operating system environments. General distribution of Altris EB is projected to be available in the first quarter of 1999. The Company intends to offer Altris EB as a free upgrade for customers under maintenance contracts. The Company will charge separately for any installation or integration costs. This general release version of the product is expected to serve as a platform for additional functionality and features to be added in the future, including SmartPush-TM- technology. SmartPush would enable a user to subscribe to types of information of interest and to be notified automatically when new documents or changes to that type of information occur on the system. See "Item 1. Business-Strategy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Expenses."



     There can be no assurance that the Company will be successful in completing the re-engineering of the Altris EB product, or that such product will receive market acceptance or be delivered timely to the market. The Company's product development efforts with respect to Altris EB are expected to continue to require substantial investments by the Company, and there can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has experienced product development delays in the past, and may experience delays in the future. Delays in the scheduled availability or lack of market acceptance of the Company's Altris EB product, or failure to accurately anticipate customer demand and meet customer performance requirements, including as a result of attrition in the Company's engineering staff, could have a material adverse effect on the Company's results of operations and financial condition.

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

     In addition, the Company's public announcement in March 1998 of the pending restatement of its financial statements, delays in reporting operating results for the year ended December 31, 1997 while the restatement was being compiled, threatened de-listing of the Company's Common Stock from the Nasdaq National Market as a result of the Company's failure to satisfy its public reporting obligations, corporate actions to restructure operations and reduce operating expenses, and customer uncertainty regarding the Company's financial condition are likely to have a material adverse effect on the Company's ability to sell its products in the future against competition.

PRODUCT BACKLOG AND CURRENT CONTRACTS


     The Company's contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At December 31, 1997, the Company's contract backlog was $9,610,000, as compared to $5,405,000 at December 31, 1996. The Company expects $8,210,000 of the December 31, 1997 backlog to be completed in 1998, as compared to $3,650,000, of the December 31, 1996 backlog which the Company then expected to complete in 1997. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company's backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.


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

     The Company is not aware that any of its software products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to its current or future products. The Company expects that software product developers will increasingly be subject to infringement claims. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

     As of May 1, 1998, the Company had 124 full-time employees, of whom 49 were engaged in product development and application engineering activities, 31 in customer support and implementation, 31 in sales and marketing and 13 in administration. The Company also utilizes consultants for specific projects. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense and the Company expects that such competition will continue for the foreseeable future. The Company believes that its future success will depend, in large measure, on its ability to continue to attract, hire and retain qualified employees and consultants.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in San Diego, California. The Company leases 31,016 square feet of a 40,000 square foot building in San Diego. The term of the lease is through March 2001, at a monthly rent of $17,059, with annual increases of approximately 4%.

     In October 1996, the Company closed its engineering and sales office in Camarillo, California, approximately 50 miles northwest of Los Angeles. The facility is currently subleased (see Note 12 to the Consolidated Financial Statements). The lease covers 19,400 square feet of a 40,000 square foot building. The term of the lease is through April 2001. The monthly rent is $12,349, subject to annual adjustments not to exceed 4% in any year. The lessor waived five months rent during the lease term.

     The Company's United Kingdom subsidiary leases a facility which occupies 18,000 square feet in Ealing, London. The term of the lease is through March 2001. The monthly rent is $20,006.


     The Company also leases a facility in Florida under a lease which expires in 2002. The monthly rent is $5,444. See Note 12 of the Notes to the Consolidated Financial Statements for further information regarding the Company's lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

     Between March 16, 1998 and May 1, 1998, six complaints alleging violations of the federal securities laws were filed against the Company and certain of its present and former officers and directors in the United States District Court for the Southern District of California. The complaints are purported class actions filed by individuals who allege that they purchased the Company's stock during the purported class periods. The first complaint alleges a class period of October 30, 1996 through October 7, 1997. The four complaints filed thereafter allege a class period of April 17 or 18, 1996 through March 11 or 13, 1998. In addition to the Company, all six complaints name Jay V. Tanna and John
W. Low as defendants. Two of the complaints also name Stephen P. Gardner as a defendant.

     The complaints allege that the Company and the individual defendants issued false and misleading statements in the Company's filings with the Securities and Exchange Commission, reports to investors, press releases, statements to securities analysts and other public statements regarding the Company's financial results, its future prospects and the success of its new products. Plaintiffs allege that the Company's financial results for 1996 and the first three quarters of 1997 were falsely reported through improper revenue recognition on sales made through the Company's VAR customers. The complaints allege violations of sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The complaints seek certification as class actions, compensatory damages in unspecified amounts, prejudgment and postjudgment interest, attorneys fees, expert witness fees and other costs, and unspecified extraordinary equitable and/or injunctive relief.


     The parties in the cases in which the complaints have been served have entered into stipulations regarding the schedule for plaintiffs to file motions to consolidate the cases and to appoint lead plaintiffs and lead plaintiffs' counsel and for defendants to respond to the complaints. Defendants have not filed any answers, motions to dismiss or other responsive pleadings in these cases. In accordance with the stipulations, defendants will respond to these actions following the filing of a consolidated amended complaint.


     The Company's bylaws and indemnification agreements between the Company and its current and former officers and directors provide that the Company shall indemnify its current and former officers and directors for certain liabilities arising from their employment with or service to the Company to the fullest extent permitted by law. The agreements provide that the indemnification extends to any and all expenses, liabilities or losses (including attorneys fees, judgments, fines, ERISA excise taxes and penalties, amounts paid or to be paid in settlement, any interest, assessments, or other charges imposed thereon, and any federal, state, local or foreign taxes) reasonably incurred in connection with the investigation, defense or participation in actions, suits or proceedings that relate to the service of the indemnitee as a director or officer of the Company or to any act or omission in the indemnitee's capacity as an officer or director of the Company.

     The Company has purchased directors' and officers' and corporate liability insurance to reimburse it for the costs incurred in connection with its indemnification obligations described above and for liabilities and costs of defense in connection with any securities claims filed against the Company and its directors and officers. For the period from June 30, 1997 to June 30, 1998, the period in which the claims against the Company and certain of its officers and directors were asserted, the Company has in place a directors' and officers' and corporate liability insurance policy providing $3 million in coverage issued by the Admiral Insurance Company. The Company has notified the insurance company of the complaints filed against the Company and the individual defendants. Counsel retained by the insurance company has notified the Company that it is in the process of reviewing the complaints and will provide the insurance company's coverage position in the near future. In the meantime, the insurance company has reserved all rights, remedies and defenses it currently has and may subsequently acquire.


     The pending federal securities actions are at a very early stage. No motions or responsive pleadings have been filed and no discovery has begun. Consequently, at this time it is not reasonably possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with such actions. However, the uncertainty associated with substantial unresolved litigation can be expected to have a material adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's results of operations. Such litigation may also have the effect of discouraging investors or lenders from providing additional equity or debt to the Company and discouraging potential acquirors from seeking to acquire the Company or reducing the consideration such aquirors would otherwise be willing to pay in such an acquisition.


     In addition to the securities actions described above, the Company is involved from time to time in litigation arising in the normal course of business. The Company believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of 1997.

                                      PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ALTS." The following table shows, for the calendar quarters indicated, the high and low sale prices of the Common Stock on the Nasdaq National Market:


YEAR ENDED DECEMBER 31, 1995                                          HIGH            LOW

     First Quarter  . . . . . . . . . . . . . . . . . . . . . . .     $4.26          $2.62
     Second Quarter . . . . . . . . . . . . . . . . . . . . . . .      3.50           2.38
     Third Quarter. . . . . . . . . . . . . . . . . . . . . . . .     14.76           3.00
     Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . .     12.00           8.12

     YEAR ENDED DECEMBER 31, 1996

     First Quarter  . . . . . . . . . . . . . . . . . . . . . . .    $13.88          $7.26
     Second Quarter . . . . . . . . . . . . . . . . . . . . . . .     18.00           8.76
     Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .     12.50           7.38
     Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . .     10.63           5.75

     YEAR ENDED DECEMBER 31, 1997

     First Quarter  . . . . . . . . . . . . . . . . . . . . . . .     $8.25          $4.50
     Second Quarter . . . . . . . . . . . . . . . . . . . . . . .      6.75           3.50
     Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .      9.75           5.69
     Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . .      8.19           2.75



     The stock prices listed above have been restated to reflect the one-for-two reverse stock split effected by the Company on October 25, 1996.

     On March 11, 1998, there were approximately 300 holders of record of the Company's Common Stock and the last sale price of the Common Stock as reported on the Nasdaq National Market on March 11, 1998 was $2.16 per share.


     On March 11, 1998, as a result of the Company's announcement of the likely restatement of its results of operations for 1996 and the nine months ended September 30, 1997, The Nasdaq Stock Market suspended trading in the Company's common stock. In addition, Nasdaq has commenced proceedings for the delisting of the Company's common stock. If the Company's common stock is delisted by Nasdaq, the Company would likely seek to commence trading on another over-the-counter market. However, further trading in the Company's common stock and the degree of liquidity provided to current shareholders through such trading cannot be assured.


     The Company has never paid a dividend on its Common Stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future.


     On June 27, 1997, the Company completed a private placement to an investor (the "Investor") of (i) 3,000 shares of its Series D Convertible Preferred Stock with an aggregate stated value of $3,000,000 (the "Series D Preferred Stock") and (ii) its 11.5% Subordinated Debenture due June 27, 2002 with a principal amount of $3,000,000 (the "Subordinated Debenture"), and warrants to purchase additional shares of Common Stock. The aggregate gross proceeds to the Company from the private placement before expenses were $6,000,000. A summary of certain terms of the private placement is set forth below.

     CONVERTIBLE PREFERRED STOCK. The Series D Preferred Stock bears a dividend of 11.5% per annum, accruing quarterly, and is convertible into shares of the Company's common stock at a conversion price of $6.00 per share (subject to reset on June 27, 1999 to the average closing price of the common stock on the 20 trading days immediately prior to June 27, 1999 if such average is less than $6.00 per share). The Company may redeem any or all of the Series D Preferred Stock at its stated value on or after June 27, 1999 at any time the 20-day average of the closing price of the common stock equals or exceeds $9.50 per share, and the Company may redeem any or all of the Series D Preferred Stock on or after June 27, 2002 at its stated value irrespective of the trading price of its common stock. If an event of default exists under the purchase agreement governing the issuance of the Series D Preferred Stock (the "Preferred Stock Purchase Agreement"), then the dividend rate increases to 14% per annum until such time as the event of default is cured. In addition, if the Company fails to pay dividends on six consecutive dividend payment dates, or the aggregate amount of unpaid dividends equals or exceeds $172.50 per share, then the Investor shall be entitled to nominate an additional director to the Company's board. As the Company is currently in default under the Preferred Stock Purchase Agreement as a result of the restatement of the Company's financial statements and related circumstances, the dividend rate on the Series D Preferred Stock has increased to 14%. Dividends on the Series D Preferred Stock of $147,000 were declared and paid in 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Factors That May Effect Future Results."


     SUBORDINATED DEBENTURE. The Subordinated Debenture, which was issued at 100% of par, provides for quarterly interest payments with a maturity date of June 27, 2002. The Company may prepay the Subordinated Debenture prior to maturity without penalty. As a result of the restatement of the Company's financial statements and related circumstances, events of default under the Subordinated Debenture occurred. The Investor has agreed to waive such events of default for a period of one year expiring in May 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Factors That May Effect Future Results."


     WARRANTS AND CONTINGENT WARRANTS. In connection with the issuance of the Series D Preferred Stock, the Company has agreed to grant to the Investor warrants to purchase the following number of shares of its common stock if the Series D Preferred Stock remains outstanding on each of the following dates: (i) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2000 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2000; (ii) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2001 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2001;
(iii) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on July 17, 2002 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to July 17, 2002; and (iv) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on June 27, 2003 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2003. In connection with the issuance of the Subordinated Debenture, the Company granted to the Investor warrants to purchase 300,000 shares of its common stock at an exercise price of $6.00 per share. In addition, the Company has agreed to grant to the Investor additional warrants to purchase 50,000 shares of its common stock at an exercise price of $7.00 per share on June 27, 2000 if the Subordinated Debenture then remains outstanding and on each anniversary thereafter on which the Subordinated Debenture remains outstanding. Each warrant granted to the Investor expires on the date that is five years from the date of grant of such warrant.


     ISSUABLE MAXIMUM; MANDATORY REDEMPTION. If the number of shares issuable upon conversion of the Series D Preferred Stock, when added to all other shares of common stock issued upon conversion of the Series D Preferred Stock and any shares of common stock issued or issuable upon the exercise of the warrants issued to the Investor would exceed 1,906,692 shares of common stock (the "Issuable Maximum"), then the Company shall be obligated to effect the conversion of only such portion of the Series D Preferred Stock resulting in the issuance of shares of common stock up to the Issuable Maximum, and the remaining portion of the Series D Preferred Stock shall be redeemed by the Company for cash in accordance with the procedures set forth in the Certificate of Determination for the Series D Preferred Stock.


     REGISTRATION RIGHTS. In connection with the issuance of the Series D Preferred Stock, the warrants to purchase 300,000 shares of common stock and the various contingent warrants to purchase shares of common stock, the Company granted to the Investor certain registration rights for the underlying common stock. Such registration rights include the right, subject to certain conditions, to demand at any time and on up to three occasions that the Company register such underlying shares for resale.


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company. The financial data for each of the five years in the period ended December 31, 1997 have been derived from the audited Consolidated Financial Statements. The results of Trimco and Optigraphics are included below since December 27, 1995 and September 23, 1993, the date of the acquisitions of each of these companies, respectively (see Note 3 of the Notes to the Consolidated Financial Statements).

     The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                           Year Ended December 31,
                                                       ----------------------------------------------------------------
Consolidated Statement of Operations Data              1997           1996           1995           1994           1993
                                                       ----           ----           ----           ----           ----
                                                                      (In thousands except per share data)
Revenues                                             $17,773        $19,549        $12,731        $ 9,547        $ 8,354
Cost of revenues                                       9,383          9,540          5,791          4,822          4,444
                                                     -------        -------        -------        -------        -------

Gross profit                                           8,390         10,009          6,940          4,725          3,910
                                                     -------        -------        -------        -------        -------
Operating expenses:
  Research and development                             4,155          3,363          1,402            769          1,108
  Charge for purchased research and
    development                                            -              -         10,595              -          4,920
  Marketing and sales                                  8,179          5,581          3,570          2,627          1,361
  General and administrative                           4,241          3,077          1,581          1,146            907
  Write down of assets to net
    realizable value                                     190              -          1,664              -              -
  Restructuring expense                                    -              -              -              -          3,447
  Loss on office closure                                   -            410              -              -              -
                                                     -------        -------        -------        -------        -------
                                                      16,765         12,431         18,812          4,542         11,743
                                                     -------        -------        -------        -------        -------

(Loss) income from operations                         (8,375)        (2,422)       (11,872)           183         (7,833)
Interest and other income                                383             88            137            207            183
Interest and other expense                              (447)          (114)           (95)          (115)           (54)
                                                     -------        -------        -------        -------        -------
  (Loss) income before income taxes                   (8,439)        (2,448)       (11,830)           275         (7,704)
Provision for income taxes                                 -              -              -              -              -
                                                     -------        -------        -------        -------        -------
  Net (loss) income                                   (8,439)        (2,448)       (11,830)           275         (7,704)
                                                     -------        -------        -------        -------        -------
                                                     -------        -------        -------        -------        -------
Basic net (loss) income per common share              $ (.90)        $ (.26)     $   (1.68)       $  0.04       $  (1.29)
                                                     -------        -------        -------        -------        -------
                                                     -------        -------        -------        -------        -------

Diluted net (loss) income per common share            $ (.90)        $ (.26)     $   (1.68)       $  0.04       $  (1.29)
                                                     -------        -------        -------        -------        -------
                                                     -------        -------        -------        -------        -------

Shares used in computing basic net (loss)
  income per common share                              9,585          9,250          7,026          6,992          5,986

Shares used in computing diluted net (loss)
  income per common share                              9,585          9,250          7,026          7,127          5,986




                                                                                 At December 31,
                                                       ------------------------------------------------------------------
Consolidated Balance Sheet Data                         1997           1996           1995           1994           1993
                                                        ----           ----           ----           ----           ----
                                                                                (In thousands)
Working capital (deficit)                            $(1,977)      $  2,064        $   939        $ 2,799        $ 5,007
Total assets                                          15,836         18,260         19,002          9,771         11,087
Long-term obligations                                  2,920          1,966          1,420              -          1,770
Mandatorily redeemable convertible preferred stock     2,682              -              -              -              -
Shareholders' equity                                   2,048          9,863          8,116          5,658          5,364


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Certain Factors That May Affect Future Results" below and elsewhere in, or incorporated by reference into, this report.

     When used in the following discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements, including the Notes thereto.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statement of Operations for each of the last three fiscal years:


                                                         For The Year Ended December 31,
                                                      ------------------------------------
                                                        1997           1996           1995
                                                        ----           ----           ----
Revenues                                               100.0%         100.0%         100.0%
Cost of revenues                                        52.8           48.8           45.5
                                                       -----          -----          -----
  Gross profit                                          47.2           51.2           54.5
                                                       -----          -----          -----
Operating expenses:
  Research and development                              23.4           17.2           11.0
  Charge for purchased research and
    development                                            -              -           83.2
  Marketing and sales                                   46.0           28.5           28.0
  General and administrative                            23.9           15.8           12.4
  Write down of assets to net realizable value           1.0              -           13.1
  Loss on office closure                                   -            2.1              -
                                                       -----          -----          -----
                                                        94.3           63.6          147.7
                                                       -----          -----          -----
Loss from operations                                   (47.1)         (12.4)         (93.2)
Interest and other income                                2.1             .5            1.0
Interest and other expense                              (2.5)           (.6)           (.7)
                                                       -----          -----          -----
  Loss before income taxes                             (47.5)         (12.5)         (92.9)
Provision for income taxes                                 -              -              -
                                                       -----          -----          -----
  Net loss                                             (47.5)%        (12.5)%        (92.9)%
                                                       -----          -----          -----
                                                       -----          -----          -----



     REVENUES

     Revenues were $17,773,000, $19,549,000 and $12,731,000 for 1997, 1996 and
1995, respectively. The decrease of $1,776,000 in 1997 compared to 1996 was the result of a decline in sales of new large systems, which was partially offset by an increase in revenues from system enhancements, expansions and maintenance. The increase for 1996 over 1995 was the result of the expansion of business opportunities and resources in both international and domestic markets as a result of the acquisition of Trimco in December 1995. In addition, 1996 revenues increased due to sales of new software products and version releases.

     New systems revenues in 1997, 1996, and 1995 were $6,839,000 (38%),
$10,262,00 (52%) and $6,285,000 (49%), respectively, while revenues from system enhancements, expansion and maintenance were $10,934,000 (62%), $9,287,000 (48%) and $6,446,000 (51%), respectively. System enhancements are changes to a system previously installed by the Company in order to, among other things, accommodate more documents or users, interface with different peripheral devices, update the system with recently developed improvements (including improvements which increase the speed of the system) or implement other changes in response to the customer's general data processing environment. See "Item 1. Business - Sales and Marketing."


     In 1997, new system revenues decreased $3,423,000 from 1996 while revenues generated from system enhancements, expansion and maintenance increased $1,647,000. In 1997, the Company devoted substantial sales and marketing efforts to its anticipated Altris EB product, the availability of which has been substantially delayed as a result of unanticipated problems in the performance of the product. See "Item 1. Business - Development." Management believes that the Company's inability to provide the Altris EB product, which was to address the needs of new customers for additional features and functionality, was the principal cause for the decline in revenues in 1997 as compared to 1996. In addition, new system revenues in 1996 included a sale of one system which accounted for 12% of total revenues.


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

COST OF REVENUES


     Gross profit as a percentage of revenues was 47%, 51% and 55% for 1997, 1996 and 1995, respectively. The decrease in gross profit margin in 1997 from 1996 was due primarily to the fact that software sales represented a lower portion of total revenues. Software license revenues were $8,154,000, $9,554,000 and $5,369,000 in 1997, 1996 and 1995, respectively, representing
46%, 49% and 42% of revenues, respectively. The decline in revenues generated from software sales in 1997 from 1996 was primarily due to declines in sales generated from new systems in 1997 compared to 1996. Although software sales increased from 1995 to 1996, the gross profit percentage decreased due to cost increases which were proportionately greater than increases in revenues. In addition, less profitable third party software sales represented a greater portion of total software sales in 1996 compared to 1995. Service revenues, which include maintenance, training and consulting services, decreased to $7,969,000 in 1997 from $8,158,000 in 1996, which had increased from $5,029,000 in 1995. Technical expenses which include project management, installation, project design specification and other project related expenses, included in cost of revenues were $2,786,000 in 1997, $2,607,000 in 1996 and $2,140,000 in 1995. Hardware sales, which have a lower margin than software, decreased from $2,333,000 in 1995 to $1,837,000 in 1996 to $1,650,000 in 1997. The hardware gross profit margin each year has also decreased. The Company's software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace. Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services, proprietary hardware and third party software or hardware.

OPERATING EXPENSES


     Research and development expense was $4,155,000, $3,363,000 and $1,402,000 for 1997, 1996 and 1995, respectively. The increase from 1996 to 1997 was primarily due to increased personnel and related costs in 1997 compared to 1996. Research and development expense increased $1,961,000 in 1996 from 1995 primarily due to additional personnel from the acquisition of Trimco. Research and development expense can vary based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized as incurred and then amortized when the product is available for general release to customers. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. See "Item 1. Business - Product Development."


     In connection with the acquisition of Trimco, the Company allocated a significant portion of the purchase price to purchased research and development resulting in a charge of $10,595,000 in 1995. See Note 3 of the Notes to the Consolidated Financial Statements. The charge relates to research and development projects in process relating to Trimco's next generation of document management products. At the date of acquisition, the technological feasibility of acquired technology had not yet been established and the technology had no future alternative uses. The Company has expended a significant portion of its own engineering resources on the development of this technology for anticipated new product offerings.


     Marketing and sales expense was $8,179,000, $5,581,000 and $3,570,000 for 1997, 1996 and 1995, respectively. The increase from 1996 to 1997 was primarily due to additional sales and support personnel hired and related costs associated therewith. In addition, the increase is attributable in part to costs incurred for advertising, brochures and trade shows in connection with the initial marketing of the new Altris EB product suite, the Company's next generation document management software, and efforts to increase name recognition for the new "Altris" name which the Company adopted in October of 1996. The increase from 1995 to 1996 was primarily due to additional personnel and other costs resulting from the addition of Trimco's operations. In addition, the Company incurred additional marketing and promotional costs as a result of its name change and from increasing its presence at trade shows.



     General and administrative expense was $4,241,000, $3,077,000 and $1,581,000 for 1997, 1996 and 1995, respectively. The increase from 1996 to 1997 was due primarily to expenses associated with an increase in the allowance for doubtful accounts, a contract dispute and an increase in legal and professional fees, goodwill amortization, and investor relations expenses. In addition, during the second quarter of 1997, the Company wrote-off certain offering costs, resulting in a one-time charge to operations in the amount of $270,000. The costs that were written-off were not directly related to the private placement that occurred during the second quarter of 1997. The increase from 1995 to 1996 was due primarily to additional personnel and other costs resulting from the addition of Trimco's operations. General and administrative expense includes amortization of goodwill which increased from $66,000 in 1995 to $746,000 in 1996 and to $853,000 in 1997.


     In 1997, the Company wrote off $190,000 of certain software development costs related to products for which costs were deemed to be unrecoverable due to the future product direction of the Company.

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

     In connection with the acquisition of Trimco in 1995, the Company wrote-down certain intangible assets to their net realizable value, resulting in a $1,664,000 charge to operations. The write-down was a result of the acceleration of the Company's plans to introduce a next-generation suite of products. Management concluded in 1996 that the Company would be able to complete the development of these new products sooner using the resources of the combined companies, thus reducing the likelihood of recovering existing capitalized software costs associated with the Company's current generation of products. In addition, the costs of certain software development tools which will not be utilized in the development of next-generation products, and certain software products to be replaced, were written off.

INTEREST AND OTHER INCOME


     Interest and other income was $383,000, $88,000 and $137,000 for 1997, 1996 and 1995, respectively. The increase in 1997 from 1996 was primarily due to the subletting of a facility for rent equal to the Company's obligation under non-cancellable terms for which the Company had previously accrued a loss for the unfavorable lease. In addition, the increase in 1997 from 1996 was due primarily to higher short-term investment balances. The decrease from 1995 to 1996 was primarily the result of lower short-term investment balances.


INTEREST AND OTHER EXPENSE

     Interest and other expense totaled $447,000, $114,000 and $95,000 for 1997, 1996 and 1995, respectively. The increase for 1997 compared to 1996 was due to a higher debt balance coupled with a higher rate of interest paid on the Company's debt in 1997 as compared to 1996. The increase in interest expense for 1996 compared to 1995 was due to the higher rate of interest paid on the Company's debt. While the Company had a higher debt balance in 1995 versus 1996, the rate of interest paid was more favorable in 1995 than 1996.

LIQUIDITY AND CAPITAL RESOURCES


     At December 31, 1997, the Company's cash and cash equivalents totaled $1,938,000 as compared to $2,200,000 at December 31, 1996, and its current ratio was .7 to 1. The Company's short-term investments totaled $133,000 at December 31, 1997 as compared to $90,000 at December 31, 1996. The Company has two revolving credit facilities which provide for borrowings of up to $1,367,000.
At December 31, 1997, $574,000 was outstanding on the revolving loan agreements and $793,000 was unused. In addition, the Company's U.K. subsidiary has an overdraft credit facility of $660,000. The outstanding balance on this facility is payable on demand of the lender. At December 31, 1997, borrowings on this facility were $430,000. The Company has guaranteed the borrowings on this facility. See Note 5 of the Notes to the Consolidated Financial Statements.



     In 1997, cash provided by financing activities totaled $4,443,000 of which $5,306,000 was generated by issuance of the Subordinated Debenture and the Series D Preferred Stock in a private placement. This amount was partially offset by net repayments on the Company's revolving loan agreement of $909,000. Cash used in operating and investing activities in 1997 totaled $2,355,000 and $2,372,000, respectively. In 1996, cash provided by financing activities totaled $2,831,000 while cash used in operating and investing activities totaled $2,944,000 and $2,346,000, respectively.



     As a result of misapplications in its revenue recognition policies, the Company has restated its previously presented interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997. The restatement triggered events of default under each of the Company's revolving loan agreements and under the Subordinated Debenture. The lenders under such agreements and the Subordinated Debenture have agreed to waive such events of default for 1997 in the case of the Lender under the Company's revolving loan agreements and for a period of one year expiring in May 1999 in the case of the Investor.
Such Lender and the Investor have also waived compliance with certain financial convenants for one year expiring in May 1999. There can be no assurances that the Company will be able to secure from its lenders a further waiver of any events of default after May 1999. If such events of default are not then waived, the Company may then be required to repay the full amount of its outstanding indebtedness under the revolving credit agreements and the Subordinated Debenture. Defaults in the payment of such indebtedness or in the performance of other covenants under the agreements related to such indebtedness, whether occurring prior to or after May 1999, could also result in the Company being required to repay the full amount of such indebtedness. In addition, because the overdraft credit facility of the Company's U.K. subsidiary is payable upon demand, the Company could be required at any time to repay all outstanding borrowings under such facility. The repayment of such indebtedness would require additional debt or equity financing. There can be no assurances that any such financing would be available.



     Due to significant losses and lower forecasted sales, the Company has restructured its operations and reduced its payroll cost, the largest cost element, by approximately 25% from the level prevailing at the end of 1997. In addition, the Company has made further reductions of other expenditures. However, the Company intends to investigate raising additional cash through a debt or equity offering. The Company believes that as the result of the reduction of its costs through the restructuring of its operations, the unused portion of the Company's credit facilities, and funds generated from operations will be adequate to meet expected short-term needs for working capital. However, the Company's ability to continue operations without additional capital is dependent upon the Company's ability to sustain revenues from its existing customer base and to sell new systems. Given the substantial uncertainties confronting the Company, there can be no assurance that sufficient cash flows will be generated by the Company to avoid the further depletion of its working capital. Accordingly, the Company intends to seek additional equity or debt financing. There can be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse affect on the Company's business, results of operations, and financial condition.



     On December 27, 1995, the Company acquired Trimco (see Note 3 to the Consolidated Financial Statements). The cash portion of the consideration to Trimco shareholders totaled $5,550,000. As part of the transaction, the Company also issued a convertible note due in September 1996, having a principal balance of $1,000,000 with interest payable at 7% per annum. In February 1996, the note was converted into 125,000 shares of the Company's common stock. In addition, in connection with the transaction, the Company assumed an accrued liability for $1,051,000 payable to Trimco employees, which was paid in January 1996.


NET OPERATING LOSS TAX CARRYFORWARDS


     As of December 31, 1997, the Company had a net operating loss carryforward ("NOL") for federal and state income tax purposes of $40,549,000 and $10,239,000, respectively. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $500,000, which will substantially expire in the years 2000 through 2005. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes. However, the Company's ability to utilize any NOL and credit carryforwards in future years may be restricted in the event the Company undergoes an "ownership change," generally defined as a more than 50 percentage point change of ownership by one or more statutorily defined "5-percent stockholders" of a corporation, as a result of future issuances or transfers of equity securities of the Company within a three-year testing period. In the event of an ownership change, the amount of NOL attributable to the period prior to the ownership change that may be used to offset taxable income in any year thereafter generally may not exceed the fair market value of the Company immediately before the ownership change (subject to certain adjustments) multiplied by the applicable long-term, tax-exempt rate announced by the Internal Revenue Service in effect for the date of the ownership change. A further limitation would apply to restrict the amount of credit carryforwards that might be used in any year after the ownership change. As a result of these limitations, in the event of an ownership change, the Company's ability to use its NOL and credit carryforwards in future years may be delayed and, to the extent the carryforward amounts cannot be fully utilized under these limitations within the carryforward periods, these carryforwards will be lost. Accordingly, the Company may be required to pay more Federal income taxes or to pay such taxes sooner than if the use of its NOL and credit carryforwards were not restricted.

     Over the past five years, the Company has issued equity securities in connection with the private placement in June 1997, the Trimco acquisition in December 1995, the Optigraphics acquisition in September 1993 and through traditional stock option grants to employees. Although there was no "ownership change" in 1997, this activity, increases the potential for an "ownership change" for income tax purposes.


     In connection with the acquisition of Trimco, the Company acquired $926,000 in deferred tax assets of which approximately $626,000 was provided as a valuation allowance. In June 1997, the $300,000 tax asset was realized and a reduction to goodwill was recorded. In the event that remaining tax benefits acquired in the Trimco acquisition are realized, such benefits will be used first to reduce any remaining goodwill and other intangible assets related to the acquisition. Once those assets are reduced to zero, the benefit will be included as a reduction of the Company's income tax provision.


     In connection with the acquisition of Optigraphics, the Company acquired Optigraphics' net operating losses which are limited to offset against that entity's future taxable income, subject to annual limitations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     UNCERTAIN IMPACT OF RESTATEMENT OF FINANCIAL STATEMENTS


     As a result of the misapplications in its revenue recognition policies, the Company has restated its previously presented interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997. In connection with the misapplications, conditions which collectively represented material weaknesses in the Company's internal accounting controls were identified. These conditions included a lack of (i) sufficient oversight by the Company in regard to revenue recognition practices of the Company's U.K. subsidiary,
(ii) adherence to existing internal controls and (iii) an adequate internal control structure in the Company's U.K. subsidiary.



     To address the material weaknesses represented by these conditions, the Company is adopting a plan to strengthen the Company's internal accounting controls. This plan includes updating the Company's revenue recognition policies regarding accounting and reporting for its customer contracts and contracts with Value Added Resellers (VARs). The Company intends to establish standard contract terms as approved by outside legal counsel. This plan also includes developing and conducting in-house educational programs to implement these policies. Implementation of these changes is expected to require substantial management time.



     The report of the Company's independent accountants, Price Waterhouse LLP, on the Company's consolidated financial statements as of and for the year ended December 31, 1997 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. See "Report of Independent Accountants" accompanying the Consolidated Financial Statements. The Company's public announcement in March 1998 of the pending restatement of its financial statements, delays in reporting operating results for the year ended December 31, 1997 while the restatement was being compiled, threatened de-listing of the Company's Common Stock from the Nasdaq National Market as a result of the Company's failure to satisfy its public reporting obligations, corporate actions to restructure operations and reduce operating expenses, and customer uncertainty regarding the Company's financial condition are likely to have a material adverse effect on the Company and its ability to sell its products in future.


     FOREIGN CURRENCY

     The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. In fiscal 1997, revenue from the United States, Europe and other locations in the world were 56%, 37% and 7%, respectively. This compares to 65%, 28% and 7%, respectively in fiscal 1996.
In 1995, the Company operated principally in the United States and international revenues were less than 10% of the Company's revenues. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. The Company has recently increased its sales efforts in international markets outside Europe, including Asia and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. In addition, the current continued weakness in Asian currencies may result in reduced revenues from the countries affected by this condition. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

     NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" as amended by Statement of Position 98-4 ("SOP 98-4"). The Company will be required to adopt the provisions of SOP 97-2 for transactions entered into on or after January 1, 1998. SOP 98-4 is effective as of March 31, 1998. The adoption may, in certain circumstances, result in the deferral of software license revenues that would have been recognized upon delivery of the related software under preceding accounting standards. In response to SOP 97-2, the Company will likely change its business practices and, consequently, at this time the Company cannot quantify the effect that SOP 97-2 will have on its operating results, financial position or cash flows.

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


YEAR 2000 COMPLIANCE


     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     The Company has recently commenced a program, to be substantially completed by the Fall of 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. In addition, the Company is considering converting certain of its software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. Software or systems which are deemed critical to the Company's business are scheduled to be Year 2000 compliant by the end of 1998. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations.

     The Company, in its ordinary course of business, tests and evaluates its own software products. The Company believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of the Company's software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such date data. To the extent the Company's software products are not fully Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company.


     To date, the Company has not created a separate budget for investigating and remedying issues related to Year 2000 compliance whether involving the Company's own software products or the software or systems used in its internal operations. There can be no assurances that Company resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.


     In addition, the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have an adverse effect on the Company's business, results of operations and financial condition.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No items.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Altris Software, Inc.


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 54 present fairly, in all material respects, the financial position of Altris Software, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


     The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ PRICE WATERHOUSE LLP

San Diego, California
May 12, 1998

                               ALTRIS SOFTWARE, INC.
                             CONSOLIDATED BALANCE SHEET


                                                                         December 31,
                                                                         ------------
                                                                      1997           1996
                                                                      ----           ----

                                ASSETS

Current assets:
  Cash and cash equivalents                                      $1,938,000     $2,200,000
  Short term investments                                            133,000         90,000
  Receivables, net                                                3,045,000      5,050,000
  Inventory, net                                                    460,000        472,000
  Other current assets                                              633,000        683,000
                                                                 ----------     ----------
    Total current assets                                          6,209,000      8,495,000

Property and equipment, net                                       2,270,000      2,156,000
Computer software, net                                            3,042,000      2,252,000
Goodwill, net                                                     3,914,000      4,972,000
Other assets                                                        401,000        385,000
                                                                 ----------     ----------
                                                                $15,836,000    $18,260,000
                                                                 ----------     ----------
                                                                 ----------     ----------


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                               $2,928,000     $2,487,000
  Accrued liabilities                                             2,758,000      1,686,000
  Notes payable                                                     730,000        710,000
  Deferred revenue                                                1,770,000      1,548,000
                                                                 ----------     ----------
    Total current liabilities                                     8,186,000      6,431,000

Long term notes payable                                             274,000      1,203,000
Other long term liabilities                                         173,000        763,000
Subordinated debt, net of discount                                2,473,000              -
                                                                 ----------     ----------
    Total liabilities                                            11,106,000      8,397,000
                                                                 ----------     ----------


Commitments (Note 12)

Mandatorily redeemable convertible preferred stock,
  $1,000 par value, 3,000 shares authorized; 3,000 shares
  issued and outstanding ($2,682,000 total liquidation
  preference)                                                     2,682,000

Shareholders' equity:
  Common stock, no par value, 20,000,000 shares authorized;
    9,614,663 and 9,559,944 issued and outstanding,
    respectively                                                 61,600,000     61,583,000
  Common stock warrants                                             585,000              -
  Foreign currency translation adjustment                            25,000          3,000
  Accumulated deficit                                           (60,162,000)   (51,723,000)
                                                                 ----------     ----------
    Total shareholders' equity                                    2,048,000      9,863,000
                                                                 ----------     ----------
                                                                $15,836,000    $18,260,000
                                                                 ----------     ----------
                                                                 ----------     ----------



See accompanying notes to the consolidated financial statements.

                                    ALTRIS SOFTWARE, INC.
                            CONSOLIDATED STATEMENT OF OPERATIONS


                                                       For the year ended December 31,
                                                      -----------------------------------
                                                      1997           1996           1995
                                                      ----           ----           ----

Revenues                                         $17,773,000    $19,549,000    $12,731,000
Cost of revenues                                   9,383,000      9,540,000      5,791,000
                                                 -----------    -----------    -----------
Gross profit                                       8,390,000     10,009,000      6,940,000
                                                 -----------    -----------    -----------

Operating expenses:
  Research and development                         4,155,000      3,363,000      1,402,000
  Charge for purchased research and
    development                                          -              -       10,595,000
  Marketing and sales                              8,179,000      5,581,000      3,570,000
  General and administrative                       4,241,000      3,077,000      1,581,000
  Write down of assets to net realizable value       190,000            -        1,664,000
  Loss on office closure                                 -          410,000            -
                                                 -----------    -----------    -----------
    Total operating expenses                      16,765,000     12,431,000     18,812,000
                                                 -----------    -----------    -----------

Loss from operations                              (8,375,000)    (2,422,000)   (11,872,000)

Interest and other income                            383,000         88,000        137,000
Interest and other expense                          (447,000)      (114,000)       (95,000)
                                                 -----------    -----------    -----------

Loss before income taxes                          (8,439,000)    (2,448,000)   (11,830,000)
Provision for income taxes                               -              -              -
                                                 -----------    -----------    -----------

Net loss                                         $(8,439,000)   $(2,448,000)  $(11,830,000)
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

Basic net loss per common share                  $      (.90)   $      (.26)  $      (1.68)
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

Diluted net loss per common share                $      (.90)   $      (.26)  $      (1.68)
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

Shares used in computing basic and diluted
  net loss per common share                        9,585,000      9,250,000      7,026,000


           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                        Preferred Stock                Common Stock
                                                        ---------------                ------------
                                                     Shares         Amount         Shares         Amount
                                                     ------         ------         ------         ------

Balance at December 31, 1994                                                     6,870,424    $43,103,000
  Exercise of stock options                                                        213,188        188,000
  Exercise of underwriter unit warrants                                             75,000        382,000
  Exercise of warrants                                                             459,446      3,848,000
  Issuance of Common Stock
     in connection with acquisition                                                857,394      6,564,000
  Issuance of Series B Preferred Stock               172,500     $3,306,000
  Net loss


                                                 -----------    -----------    -----------    -----------
Balance at December 31, 1995                         172,500      3,306,000      8,475,452     54,085,000
  Exercise of stock options                                                        316,875      1,263,000
  Conversion of Series B Preferred Stock to
    Common Stock                                    (172,500)    (3,306,000)       406,617      3,306,000
  Issuance of Series C Preferred Stock               100,000      1,964,000
  Conversion of Series C
     Preferred Stock to Common Stock                (100,000)    (1,964,000)       236,000      1,964,000
  Conversion of note to Common Stock                                               125,000        965,000
  Foreign currency translation adjustment
  Net loss

                                                 -----------    -----------    -----------    -----------
Balance at December 31, 1996                                                     9,559,944     61,583,000
  Exercise of stock options                                                         54,719        193,000
  Issuance of common stock warrants
  Foreign currency translation adjustment
  Preferred stock dividends                                                                      (176,000)

  Net loss

                                                 -----------    -----------    -----------    -----------
Balance at December 31, 1997                             -              -        9,614,663    $61,600,000
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------




                                                                  Foreign
                                                     Common       Currency
                                                      Stock     Translation     Accumulated
                                                    Warrants     Adjustment       Deficit
                                                    --------     ----------       -------
Balance at December 31, 1994                                                   $(37,445,000)
  Exercise of stock options
  Exercise of underwriter unit warrants
  Exercise of warrants
  Issuance of Common Stock
     in connection with acquisition
  Issuance of Series B Preferred Stock
  Net loss                                                                      (11,830,000)
                                                 -----------    -----------    ------------
Balance at December 31, 1995                                                    (49,275,000)
  Exercise of stock options
  Conversion of Series B Preferred Stock to
     Common Stock
  Issuance of Series C Preferred Stock
  Conversion of Series C
     Preferred Stock to Common Stock
  Conversion of note to Common Stock
  Notes receivable from officers
  Foreign currency translation adjustment                            $3,000
  Net loss                                                                       (2,448,000)
                                                 -----------    -----------     ------------
Balance at December 31, 1996                                          3,000     (51,723,000)
  Exercise of stock options
  Issuance of common stock warrants                 $585,000
  Foreign currency translation adjustment                            22,000
  Preferred stock dividends
  Net loss                                                                       (8,439,000)

                                                 -----------    -----------     ------------
Balance at December 31, 1997                        $585,000        $25,000     $60,162,000
                                                 -----------    -----------     ------------
                                                 -----------    -----------     ------------



           See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        For the year ended December 31,
                                                                      -----------------------------------
                                                                     1997           1996           1995
                                                                     ----           ----           ----

Cash flows from operating activities:
  Net loss                                                      $(8,439,000)   $(2,448,000)  $(11,830,000)
  Adjustments to reconcile net loss to net
  Cash (used in) provided by operating activities:
    Depreciation and amortization                                 2,389,000      2,000,000        797,000
    Loss on disposal of assets                                       15,000         12,000            -
    Charge for purchased research and development                       -              -       10,595,000
    Write down of assets to net realizable value                    190,000            -        1,664,000
  Changes in assets and liabilities, net of effect
      of acquisitions:
    Receivables, net                                              2,005,000       (843,000)      (422,000)
    Inventory                                                        12,000         (3,000)       303,000
    Other assets                                                    328,000       (569,000)      (161,000)
    Accounts payable                                                441,000        295,000        (73,000)
    Accrued liabilities                                           1,072,000     (1,525,000)       145,000
    Deferred revenue                                                222,000        319,000         28,000
    Other long term liabilities                                    (590,000)      (182,000)       145,000
                                                                -----------    -----------    -----------
Net cash (used in) provided by operating activities              (2,355,000)    (2,944,000)     1,191,000
                                                                -----------    -----------    -----------

Cash flows from investing activities:
  Sale or maturity of short term investments held to maturity     1,652,000        180,000      1,534,000
  Purchases of short term investments held to maturity           (1,499,000)           -              -
  Purchases of property and equipment                              (833,000)    (1,142,000)      (504,000)
  Purchases of software                                             (41,000)      (306,000)      (135,000)
  Computer software capitalized                                  (1,651,000)    (1,078,000)    (1,021,000)
  Cash paid for acquisitions, net of cash acquired                      -              -       (5,785,000)
                                                                -----------    -----------    -----------
Net cash used in investing activities                            (2,372,000)    (2,346,000)    (5,911,000)
                                                                -----------    -----------    -----------

Cash flows from financing activities:
  Principal payment under cash advanced by a bank
    related to former Optigraphics shareholder
    notes payable                                                       -       (1,634,000)           -
  Repayments under notes payable                                 (2,689,000)      (212,000)       (84,000)
  Net borrowings under revolving loan and bank
    agreements                                                    1,780,000      1,450,000        700,000
  Net proceeds from issuance of preferred stock                   2,653,000      1,964,000      3,306,000
  Payment of preferred stock dividends                             (147,000)           -              -
  Net proceeds from issuance of subordinated debt and warrants    3,000,000            -              -
  Cash payments for debt issuance costs                            (347,000)           -              -
  Proceeds from exercise of warrants                                    -              -        4,230,000
  Proceeds from exercise of stock options                           193,000      1,263,000        188,000
                                                                -----------    -----------    -----------
Net cash provided by financing activities                         4,443,000      2,831,000      8,340,000
                                                                -----------    -----------    -----------

Effect of exchange rate changes on cash                              22,000          3,000            -
                                                                -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents               (262,000)    (2,456,000)     3,620,000
Cash and cash equivalents at beginning of period                  2,200,000      4,656,000      1,036,000
                                                                -----------    -----------    -----------
Cash and cash equivalents at end of period                       $1,938,000     $2,200,000     $4,656,000
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------


          See accompanying notes to the consolidated financial statements.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - LIQUIDITY AND CAPITAL RESOURCES

     The Company has suffered recurring losses and has an accumulated deficit of $60,162,000 as of December 31, 1997. Management has reduced the Company's workforce and plans to continue to further reduce expenditures. Management believes that such reductions, and funds expected to be generated from operations, will be sufficient to meet its expected short-term needs for working capital. However, the Company's ability to continue operations without additional capital is dependent upon, among other factors, the Company's ability to sustain revenues from its existing customer base and to sell new systems, the continued forebearance of the Company's lenders, and the outcome of the litigation against the Company which allege violations of the federal securities law (see Note 13). There can be no assurance that sufficient cash flows will be generated by the Company to avoid the further depletion of its working capital or that the outcome of the litigation will not have a material adverse impact on the Company's operations. Accordingly, management intends to obtain debt or equity financing. There can be no assurance that additional debt or equity financing will be available, if and when needed, or that if available, such financing could be completed on commercially favorable terms.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

     The Company's revenues are derived from sales of its document management systems that are primarily composed of software and services, including maintenance, training and consulting services, and third party hardware. The Company recognizes revenue in accordance with Statement of Position 91-1 "Software Revenue Recognition." Software license and third party hardware revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection is probable. In cases where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Annual maintenance revenues, which consist of ongoing support and product updates, are recognized on a straight-line basis over the term of the contract. Payments received in advance of performance of the related service for maintenance contracts are recorded as deferred revenue. Revenues from training and consulting services are recognized when the services are performed and adequate evidence of providing such services is available. Contract revenues for long term contracts or programs requiring specialized systems are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Provisions for anticipated contract losses are recognized at the time they become known.

     Contracts are billed based on the terms of the contract. There are no retentions in billed contract receivables. Unbilled contract receivables relate to revenues earned but not billed at the end of the period. Billings in excess of costs incurred and related earnings are included in current liabilities.


     In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition" as amended by Statement of Position 98-4 ("SOP 98-4"). The Company will be required to adopt the provisions of SOP 97-2 for transactions entered into on or after January 1, 1998. SOP 98-4 is effective as of March 31, 1998. The adoption may, in certain circumstances, result in the deferral of software license revenues that would have been recognized upon delivery of the related software under preceding accounting standards. In response to SOP 97-2, the Company will likely change its business practices and, consequently, at this time the Company cannot quantify the effect that SOP 97-2 will have to its operating results, financial position or cash flows.

FAIR VALUE OF FINANCIAL INVESTMENTS

     It is management's belief that the carrying amounts shown for the Company's financial instruments are reasonable estimates of their related fair values.

SHORT TERM INVESTMENTS

     Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 1997, the Company had $133,000 in debt securities which have a maturity date of one year or less. The Company has classified its debt securities as held to maturity and records such securities at amortized cost. As of December 31, 1996, the Company's investments consisted of time deposits which are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized gains and losses were not significant in 1997.

CONCENTRATION OF CREDIT RISK

     The Company provides products and services to customers in a variety of industries worldwide, including petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company's customer base.

INVENTORY

     Inventory consists of parts, supplies and subassemblies primarily used in maintenance contracts which service the Company's hardware products sold in prior years. Inventory is stated at the lower of cost or market

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

value. Cost is determined using the first-in, first-out (FIFO) method. As of December 31, 1997 and 1996, the Company's reserve against excess quantities totaled $511,000 and $552,000, respectively.


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

GOODWILL

     Goodwill represents the excess of cost of purchased businesses over the fair value of tangible and identifiable intangible net assets acquired at the date of acquisition. Goodwill is amortized over its estimated useful life of seven years. Accumulated amortization of goodwill was $1,745,000 and $892,000 at December 31, 1997 and 1996, respectively. The related amortization expense was $853,000, $746,000 and $66,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

     Software development and purchased software costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product's current gross revenues to the total of current and expected gross revenues or the straight line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $1,352,000 and $776,000 at December 31, 1997 and 1996, respectively. The related amortization expense was $712,000, $614,000 and $325,000 for the years ended December 31, 1997, 1996 and
1995, respectively. The Company evaluates the carrying value of unamortized capitalized software costs at each balance sheet date to determine whether any net realizable value adjustments are required.



     In 1997, the Company wrote off $190,000 of certain software development costs related to products for which costs were deemed to be unrecoverable due to the future product direction of the Company. In 1995, the Company wrote-off $1,664,000 as a result of the Company's plan to accelerate the introduction of its next generation of software (see Note 3).


DEFERRED DEBT ISSUANCE COSTS


Debt issuance cost related to the Subordinated Debt (see Note 5) is recorded at cost and is being amortized over 5 years using the straight-line method which is considered to approximate the effective interest rate method. Accumulated amortization and amortization expense was $34,000 in 1997.


LONG-LIVED ASSETS

     The Company assesses potential impairments to its long-lived assets, when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

STOCK BASED COMPENSATION

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss and basic and diluted net loss per share as if the fair value-based method had been applied in measuring compensation expense.


INCOME TAXES

     Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) is the change during the year in the deferred income tax asset or liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in the future based on the Company's current and expected operating results.

NET INCOME (LOSS) PER COMMON SHARE


     The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), "Earnings per Share," for fiscal 1997 and retroactively restated all prior periods to conform with FAS 128 as required. Basic net income per common share is computed as net income less accretion of dividends on mandatorily redeemable convertible preferred stock divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed as net income divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period and assumes conversion into common stock at the beginning of each period of all outstanding shares of convertible preferred stock. Computations of basic and diluted earnings per share do not give effect to individual potential common stock instruments for any period in which their inclusion would be anti-dilutive.


REVERSE STOCK SPLIT

     In October 1996, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation to effectuate a 1-for-2 reverse stock split of all outstanding shares of common stock of the Company. All references in the Consolidated Financial Statements and in these notes have been restated to reflect the split.

STATEMENT OF CASH FLOWS

     Cash and cash equivalents are comprised of cash on hand and short-term investments with original maturities of less than 90 days.

     In 1995, cash and non-cash investing and financing activities relating to the acquisition of Trimco Group plc (Note 3) were as follows:

     Purchased research and development                        $ 10,595,000
     Fair market value of assets acquired, excluding cash         8,195,000
     Liabilities assumed                                         (5,046,000)
     Common stock issued                                         (6,564,000)
     Note payable issued                                         (1,000,000)
     Accrued acquisition costs                                     (587,000)
                                                               ------------
        Cash paid for acquisition of Trimco                    $  5,593,000
                                                               ------------
                                                               ------------


                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                         For the year ended December 31,
                                                                   --------------------------------------
                                                                      1997           1996           1995
                                                                      ----           ----           ----
Supplemental cash flow information:
  Interest paid                                                  $  294,000     $   75,000     $   86,000
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

Schedule of noncash financing activities:
  Conversion of Preferred Stock and note payable
    to Common Stock                                              $      -       $6,235,000     $      -
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

  Indemnification obligations applied against
    notes payable to former Optigraphics shareholders            $      -       $      -       $  100,000
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

  Accretion of dividends on mandatorily
    redeemable convertible preferred stock                       $   29,000     $      -       $      -
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------



NOTE 3 - ACQUISITIONS AND RESTRUCTURING:

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

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

written off to net realizable value. Included in the Company's operating results is a $1,664,000 charge related to these write offs.

     The following unaudited pro forma summary presents the consolidated results of operations as if the Trimco acquisition had occurred on January 1, 1995, after giving effect to certain adjustments, including amortization of goodwill and interest expense on the convertible note payable. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which may have actually occurred had the combination been in effect during the periods presented, or which may occur in the future. The pro forma results are as follows:


                                                         (Unaudited)
                                               (000's except per share data)
                                              For the year ended December 31, 1995
                                              ------------------------------------
      Total revenue                                       $20,752
      Net loss                                            $(1,117)
      Basic and diluted net loss per share                $  (.14)
      Shares used in per share calculation                  7,874

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - BALANCE SHEET INFORMATION:

                                                            December 31,
                                                  ----------------------------
                                                     1997              1996
                                                     ----              ----

  RECEIVABLES, NET:
    Billed receivables                            $3,111,000       $4,297,000
    Unbilled receivables                             219,000          924,000
    Less allowance for doubtful accounts            (285,000)        (171,000)
                                                  ----------       ----------
                                                  $3,045,000       $5,050,000
                                                  ----------       ----------
                                                  ----------       ----------

  PROPERTY AND EQUIPMENT, NET:
    Computer equipment                            $6,269,000       $5,640,000
    Machinery and equipment                          549,000          566,000
    Furniture and fixtures                           594,000          587,000
    Leasehold improvements                           548,000          466,000
                                                  ----------       ----------
                                                   7,960,000        7,259,000
    Less accumulated depreciation
      and amortization                            (5,690,000)      (5,103,000)
                                                  ----------       ----------
                                                  $2,270,000       $2,156,000
                                                  ----------       ----------
                                                  ----------       ----------

  ACCRUED LIABILITIES:
    Advance from customer                         $  433,000       $      -
    Employee compensation and related expenses       568,000          432,000
    Accrued vacation                                 293,000          217,000
    Sales and Vat taxes payable                      253,000          250,000
    Accrued loss on office closure                    42,000          198,000
    Other                                          1,169,000          589,000
                                                  ----------       ----------
                                                  $2,758,000       $1,686,000
                                                  ----------       ----------
                                                  ----------       ----------

  OTHER LONG TERM LIABILITIES:
    Accrual for unfavorable leases assumed        $      -         $  482,000
    Accrued loss on office closure                    98,000          142,000
    Other                                             75,000          139,000
                                                  ----------       ----------
                                                  $  173,000       $  763,000
                                                  ----------       ----------
                                                  ----------       ----------




NOTE 5 - NOTES PAYABLE AND SUBORDINATED DEBT:


     In August 1997, the Company's United Kingdom subsidiary renewed an overdraft facility with a bank with interest calculated at 2.0% per annum over the bank's base rate (9.25% and 8.5% at December 31, 1997 and 1996, respectively). The facility is payable on demand. At December 31, 1997 and 1996, $430,000 and $510,000, respectively, was outstanding. As of December 31, 1997 $230,000 was unused on the facility. The property and assets of the Company's United Kingdom subsidiary secure repayment of the borrowings under the facility. The Company has executed a guarantee in connection with the facility.


     In June 1997, the Company issued a five year, 11.5% subordinated debenture with quarterly interest payments for gross proceeds of $3,000,000. In conjunction with the debt, the Company granted warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $6.00 per share which are exercisable over a five year period from the date of issuance. The warrants were valued at $585,000 and a portion of the proceeds from the debt has been allocated to common stock warrants.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     In the event the debt is outstanding at June 2000, and each year thereafter, the Company will grant in each year, additional five year warrants to purchase 50,000 shares of common stock at an exercise price of $7.00 per share. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value will be ascribed, if any. As of December 31, 1997 the Company was in violation of certain covenants contained in the subordiated debenture agreement. The Company obtained a waiver of such violations in May 1998 which extends for one year.


     In March 1997, the Company borrowed $300,000 from an officer of the Company. The terms of the agreement were for a maximum of a three month period with a 12% per annum interest rate. The entire balance and accrued interest was paid in July 1997.


     The Company has two revolving loan and security agreements, each providing for borrowings of up to $1,000,000. The maximum credit available under each facility declines by $200,000 each year in March and September beginning in 1997 and 1996, respectively. Each loan is payable in monthly installments of $16,667. At December 31, 1997, $574,000 was outstanding and $793,000 was unused on these facilities. At December 31, 1996, $1,403,000 was outstanding and $368,000 was unused on these facilities. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets and interest is equal to the 30-day Commercial Paper Rate plus 2.95% (8.80% and 8.91% at December 31, 1997 and 1996, respectively). The revolving loan and security agreements contain certain restrictive covenants including the maintenance of a minimum ratio of debt to tangible net worth. As of December 31, 1997 the Company was in violation of such covenants. The Company obtained a waiver of such violations existing on and prior to December 31, 1997. In addition, the lender has also waived the debt to tangible net worth covenant through May 1999.


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


     Maturities of long-term debt for each of the five years after December 31, 1997 are as follows:


        Year ending
        December 31,
        ------------
          1998           $    730,000
          1999                200,000
          2000                 74,000
          2001                      -
          2002              3,000,000
                         ------------
                         $  4,004,000
                         ------------
                         ------------


                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RECONCILIATION OF NET LOSS AND SHARES USED IN PER SHARE COMPUTATIONS


                                                                     For the years ended December 31,
                                                                ------------------------------------------
                                                                    1997           1996          1995
                                                                    ----           ----          ----

Net Loss Used:

  Net loss                                                     $ (8,439,000)   $(2,448,000)  $(11,830,000)
  Accretion of dividends on mandatorily
    redeemable convertible preferred stock                         (176,000)
                                                               ------------    -----------   ------------
Net loss used in computing basic and diluted net loss
    per share                                                   $(8,615,000)   $(2,448,000)  $(11,830,000)
                                                               ------------    -----------   ------------
                                                               ------------    -----------   ------------

Shares Used:

Weighted average common shares outstanding
    used in computing basic and diluted net loss per
    common share                                                  9,585,000      9,250,000      7,026,000
                                                               ------------    -----------   ------------
                                                               ------------    -----------   ------------



     Weighted average employee stock options to acquire 250,000, 235,000 and 257,000, respectively, were outstanding in fiscal 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive. In addition, at December 31, 1997, 1996 and 1995, 3,000, 100,000 and 172,500 shares, respectively, of convertible perferred stock were also excluded from the computation of diluted earnings per share because the effect was antidilutive. At December 31, 1995, the Company's convertible note was also excluded from the computation of diluted earnings per share because the effect was antidilutive.


NOTE 7 - CONVERTIBLE PREFERRED STOCK


     In June 1997, the Company issued 3,000 shares of its Series D Convertible Preferred Stock ("the Series D Preferred Stock") for gross proceeds of $3,000,000. The Series D Preferred Stock bears a dividend of 11.5% per annum and is convertible into the Company's common stock at a price of $6.00 per share subject to reset, as defined in the preferred stock agreement. As of March 1998 the Company is in default of certain covenants, resulting in a dividend rate increase to 14% per annum.



     The Company may redeem the Series D Convertible Preferred Stock at its option after June 1999 if an average trading price for the common stock equals or exceeds $9.50 per share or after June 2002, irrespective of the trading price. The Series D Preferred Stock redemption price per share is equal to the sum of $1,000, all accrued and unpaid dividends and interest on such unpaid dividends at an annual rate of 11.5% (increased to 14% as a result of the event of default). If the number of shares issuable upon conversion of the Series D Preferred Stock, when added to all other shares of common stock issued upon conversion of the Series D Preferred Stock and any shares of common stock issued or issuable upon the exercise of the warrants would exceed 1,906,692 shares of common stock (the "Issuable Maximum"), then the Company shall be obligated to effect the conversion of only such portion of the Series D Preferred Stock resulting in the issuance of shares of common stock up to the Issuable Maximum, and the remaining portion of the Series D Preferred Stock shall be redeemed by the Company for cash in accordance with the procedures set forth in the Certificate of Determination. In the event of mandatory redemption, the redemption price per share is equal to the redemption price under the optional redemption feature, plus the appreciation in the value of the Company's common stock and conversion price on the date of redemption.


     In connection with the issuance of the Series D Preferred Stock, the Company has agreed to grant warrants to purchase the following number of shares of its common stock if the Series D Preferred Stock remains outstanding on each of the following dates: (i) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2000 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2000; (ii) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2001 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2001; (iii) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on July 17, 2002 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to July 17, 2002; and (iv) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on June 27, 2003 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2003. Such warrants are exercisable over a five year period from the date of grant. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value will be ascribed, if any. In connection with the debt (see Note 5) and Series D Convertible Preferred Stock issuance, the Company paid $120,000 to a director of the Company for his service related to the offering.

     Each share of Series D Preferred Stock is entitled to one vote on all matters submitted to the holders of the common stock. In the event of liquidation of the Company, the Series D Preferred Stockholders will receive in preference to the common stockholders an amount equal to $1,000 per share plus acrued but unpaid dividends and interest on all such dividends at an annual rate of 11.5% (increased to 14% as a result of the event of default).

     In April 1996, the Company issued 100,000 shares of its Series C Convertible Preferred Stock in an offshore private placement to a purchaser who is not a resident of the United States. The Company received gross proceeds of $2,000,000. In June 1996, 37,500 shares of Series C Preferred Stock were converted into 72,726 shares of common stock. In July 1996, the remaining 62,500 shares of Series C Preferred Stock plus accrued dividends were converted into 163,274 shares of common stock.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     In December 1995, the Company issued 172,500 shares of its Series B Convertible Preferred Stock for gross proceeds of $3,450,000. In February 1996, the 172,500 shares of Series B Preferred Stock were converted into 406,617 shares of common stock.


NOTE 8 - UNIT OFFERING:

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


NOTE 9 - COMMON STOCK OPTIONS:


     At December 31, 1997 and December 31, 1996, the Company had two stock-based compensation plans (the "Plans"), which are described below. The Company applied Accounting Principles Board No. 25 and related Interpretations in accounting for its plans. No compensation cost was recognized for its employee stock option grants, which were fixed in nature, as the options were granted at fair market value. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net loss and pro forma net loss per share would have been adjusted to the pro forma amounts indicated below:



                                                                    For the year ended December 31,
                                                                ------------------------------------------
                                                                    1997           1996          1995
                                                                    ----           ----          ----
Net loss used in computing net loss per share
  As reported                                                   $(8,615,000)   $(2,448,000)  $(11,830,000)
  Pro forma                                                     (10,060,000)    (3,022,000)  $(12,285,000)

Basic and diluted net loss per share
  As reported                                                          (.90)          (.26)         (1.68)
  Pro forma                                                           (1.05)          (.33)         (1.75)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:


                                                     1997      1996      1995
                                                     ----      ----      ----
                        Dividend yield                 0%        0%        0%
                        Expected volatility           78%       68%       65%
                        Risk-free interest rate      6.4%      6.2%      6.7%
                        Expected lives (years)         5         4         4


     In April 1996, the Company adopted its 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan. Under the Company's 1996 Stock Incentive Plan, the maximum number of shares of Common Stock that may be issued pursuant to awards granted is 625,000 of which there is 623,750 remaining authorized shares subject to grants but unissued. Under the Company's 1987 Stock Option Plan, the maximum number of shares of

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock issued were 1,200,000 of which there are no remaining shares available for grant. There are 277,563 remaining authorized shares subject to grants but unissued.

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


                                                                        Year Ended December 31,
                                                  1997                             1996                          1995
                                       ------------------------------  ----------------------------  ----------------------------
                                                     Weighted Average              Weighted Average              Weighted Average
                                         Shares       Exercise Price    Shares      Exercise Price    Shares      Exercise Price
                                       ---------     ----------------  ---------   ----------------  ---------   ----------------
Outstanding at beginning of year         445,212        $5.12           656,775         $2.24         594,250         $ .31
  Options granted                        532,751         5.80           449,500          6.96         281,400          5.23
  Options exercised                      (54,719)        3.52          (316,875)         4.01        (213,200)          .88
  Options forfeited                     (281,431)        6.00          (344,188)         7.03          (5,675)         2.08
                                       ---------                       --------                      --------
Outstanding at end of year               641,813         5.43           445,212          5.12         656,775          2.24
                                       ---------                       --------                      --------
                                       ---------                       --------                      --------

Options exercisable at end of year       276,887                        166,950                       380,412
Weighted average fair value of
  options granted during the year          $4.02                          $6.36                         $3.73




     The following tables summarizes information about employee stock options outstanding at December 31, 1997:




                                Options Outstanding                                       Options Exercisable
                        -------------------------------------------------------  --------------------------------------
                             Number        Weighted average        Weighted          Number                Weighted
         Range of        outstanding at       Remaining             average       Exercisable at            average
      Exercise prices   December 31, 1997  contractual life      exercise price  December 31, 1997       exercise price
      ---------------   -----------------  ----------------      --------------  -----------------       --------------
      $2.76 to $3.50        86,188           1.27 years               $3.33              82,438               $3.33
      $4.13 to $6.13       413,125           6.74 years               $5.55             158,574               $5.69
      $6.25 to $7.88       142,500           9.00 years               $6.38              35,875               $6.38
                           -------                                                      --------
      $2.76 to $7.88       641,813           6.51 years               $5.43             276,887               $5.08
                           -------                                                      --------
                           -------                                                      --------


                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES:

     Deferred tax assets and liabilities are comprised of the following at December 31:


                                                        1997          1996
                                                    -----------   -----------
Deferred tax liability:
  Purchased technology                              $  (124,000)  $  (262,000)
                                                    -----------   ------------
Deferred tax assets:
  Net operating loss carryforwards                   15,826,000    13,522,000
  Research and development costs                      1,276,000     1,946,000
  Depreciation and amortization                          18,000       159,000
  Inventory                                             497,000       451,000
  Deferred revenue                                      202,000       283,000
  Accruals                                              149,000       468,000
  Other                                                 679,000       695,000
                                                    -----------   ------------
     Total deferred tax assets                       18,647,000    17,524,000
                                                    -----------   ------------
  Net deferred tax assets                            18,523,000    17,262,000
  Valuation allowance                               (18,523,000)  (17,262,000)
                                                    -----------   ------------

Deferred taxes                                      $         -   $         -
                                                    -----------   ------------
                                                    -----------   ------------


     The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards which gives rise to uncertainty as to whether the net deferred tax asset is realizable.


     In connection with the acquisition of Trimco, the Company acquired $926,000 in deferred tax assets of which $626,000 was provided as a valuation allowance. In June 1997, the $300,000 tax asset was realized and a reduction to goodwill was recorded. In the event that the remaining tax benefits acquired in the Trimco acquisition are realized, such benefits will be used first to reduce any remaining goodwill and other intangible assets related to the acquisition. Once those assets are reduced to zero, the benefit will be included as a reduction of the Company's income tax provision.



     The Company has net operating loss carryforwards of $40,549,000 and $10,239,000 for federal and state tax purposes, respectively, which expire over the years 1998 through 2010. Net operating losses acquired from Optigraphics are limited to $8,000,000 offset against that entity's future taxable income, subject to an approximate $500,000 annual limitation. In addition, if certain substantial changes in the Company's ownership should occur, there would be a limitation on the amount of the consolidated net operating loss carryforwards and tax credits which can be utilized. The Company has investment and research activity credit carryforwards aggregating $500,000, which will substantially expire in the years 2000 through 2005.


NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company has one business segment which consists of the development and sale of a suite of object-oriented, multi-tier client/server document management software products. One customer accounted for 12% of the Company's total revenues in 1996.

     In 1995 the Company operated principally in the United States and international revenues were less than 10% of the Company's revenues. Revenues for 1997 and 1996 by customer location are as follows:

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                 1997         1996
                                                ------       ------
               United States                 $9,922,000    $12,778,000
               Europe                         6,599,000      5,450,000
               Other International            1,252,000      1,321,000
                                            -----------    -----------
                                            $17,773,000    $19,549,000
                                            -----------    -----------
                                            -----------    -----------


     Subsequent to the acquisition of Trimco in December 1995, the Company's primary operations for 1997 and 1996 were conducted from the United States and Europe.

     Segment and operations information by geographic location for the year ended December 31, 1997 follows:


                                     United                            Corporate
                                     States          Europe      Research & Development  Consolidated
                                     ------         --------     ----------------------  -------------
          Net sales                $10,861,000     $6,912,000                 -          $17,773,000
          Operating loss            (1,726,000)    (2,494,000)       $(4,155,000)         (8,375,000)
          Identifiable assets        7,784,000      8,052,000                 -           15,836,000


     Segment and operations information by geographic location for the year ended December 31, 1996 follows:



                                          United                            Corporate
                                          States          Europe      Research & Development     Consolidated
                                          ------         --------     ----------------------    -------------
          Net sales                    $12,295,000     $7,254,000                 -             $19,549,000
          Operating income (loss)        1,512,000       (571,000)        $(3,363,000)           (2,422,000)
          Identifiable assets           10,113,000      8,147,000                 -              18,260,000


          Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.


NOTE 12 - COMMITMENTS:


          The Company leases its principal facilities under a long-term operating lease which expires in March 2001 and includes rent escalations of approximately 4% per annum. The Company also has a long-term operating lease for another facility that includes rent escalations not to exceed 4% in any year. The Company subleased this other facility in 1996 and recognized a loss for the difference in the lease and sublease rate along with other costs associated with the office closure. The leases expire in April 2001. The Company recognizes rental expense on a straight line basis over the term of the leases.



         The Company assumed leases for certain facilities leased by Trimco for which no future benefit is anticipated. The accrual for unfavorable leases assumed relates to a liability for the minimum lease payments less estimated sublease rental income on these leases. In December 1997, the Company subleased one of the leases under a noncancellable agreement which ends in August 2006 for an amount equal to the Company's future obligation under the lease, resulting in a $266,000 increase in other income. The Company's United Kingdom subsidiary leases a facility for a term through March 2001 with an option to extend the lease for an additional five years. The Company also leases a facility in Florida under a lease which expires in 2002.

                                ALTRIS SOFTWARE, INC.
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


          Future minimum lease payments under operating lease agreements, net of noncancellable sublease payments of approximately $920,000, at December 31, 1997 are as follows:


                                               Operating
                                                 Lease
                                              -----------
               1998                          $  533,000
               1999                             478,000
               2000                             473,000
               2001                             129,000
               2002                              17,000
                                             ------------
          Total minimum lease payments       $1,630,000
                                             ------------
                                             ------------

     Rent expense under operating leases was $717,000, $779,000 and $479,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 13 - SUBSEQUENT EVENTS


LITIGATION

     During March 1998 through May 1998, six complaints alleging violations of the federal securities laws were filed against the Company and certain of its present and former officers and directors. The complaints are class actions filed by individuals who allege that they purchased the Company's common stock during specified periods. The complaints allege that the Company and the individual defendants issued false and misleading statements in the Company's filings with the Securities and Exchange Commission and other public statements. Management is unable to determine whether the outcome of these complaints will have a material impact on its financial position, results of operations and cash flows.


RESIGNATION OF CEO

     In April 1998, the Company and the then Chief Executive Officer (the "Former CEO") entered into a separation agreement whereby the Former CEO resigned. Under the agreement, the Former CEO will be paid $215,000, plus benefits, over a one year period, in exchange for consulting services.



RESTRUCTURING

     During the first four months of 1998, the Company restructured its operations and reduced its payroll cost (the Company's longest cost element) by approximately 25% from the level prevailing at the end of 1997. In addition, the Company has made further additions to other expenditures.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                      PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and discussion sets forth certain information concerning the Company's current directors and executive officers:


Name                        Age    Position
------------------------   ----    ---------------------------------------
Roger H. Erickson           41     Chief Executive Officer and Director

D. Ross Hamilton            60     Director

Michael J. McGovern         68     Director

Larry D. Unruh              46     Director

Norwood H. Davis, Jr.       58     Director

Martin P. Atkinson          51     Director

David Chu                   42     Vice President, Engineering

Steven D. Clark             46     Vice President, Sales

John W. Low                 41     Chief Financial Officer and Secretary



     Mr. Erickson was appointed the Company's Chief Executive Officer in April 1998, a position which he previously held from October 1991 to August 1993. In addition, Mr. Erickson was appointed as a Director of the Company in 1998, a position which he previously held from July 1990 to June 1995. Mr. Erickson has served the Company in various other capacities, including as (i) Vice President, Strategic Partners, from July 1997 to April 1998, (ii) Vice President, Operations, from June 1996 to July 1997, (iii) Vice President, Worldwide Channel Sales, from April 1995 to February 1996, (iv) Vice President, Alliances and General Manager, PDM Business Unit, from February 1996 to June 1996, (v) Executive Vice President, Marketing and Sales, from September 1993 to March
1995 and (vi) Vice President, Engineering, from June 1990 to October 1991. From 1984 until March 1990, Mr. Erickson served the Company in several positions including Senior Systems Engineer and Director of Technical Projects. Mr. Erickson earned a M.S. degree in Computer Science from the University of California, Santa Barbara in 1982 and a B.A. degree in Mathematics from Westmont College in 1978.


     Mr. Hamilton has been a Director of the Company since June 1994. He served as Chairman of the Board of the Company from January 1997 through June 1997. Since 1983 Mr. Hamilton has served as President of Hamilton Research, Inc., an investment banking firm. Mr. Hamilton currently serves as a director of Luther Medical Products, Inc., a medical device manufacturer. Mr. Hamilton received a B.S. degree in Economics from Auburn University in 1961.


     Mr. McGovern has served as a Director of the Company since he founded the Company in February 1981, and served as the Company's Chairman and Chief Executive Officer from its inception until December 1987. Mr. McGovern was a founder of Autologic, Inc. in 1968, where he was Vice President of Engineering in charge of developing computer driven photo typesetters for the newspaper and painting industries. Mr. McGovern also serves as a director of Qtel, Inc. (since March 1997) and as a director of Alpha Data Tech. (since April 1997). He received a B.S.E.E. degree from City University of New York in 1952 and an M.S.E.E. degree from Arizona State University in 1959.

     Mr. Unruh has served as a Director of the Company since May 1988. He is a partner of Hein & Associates LLP, certified public accountants, and has been its Managing Tax Partner since 1982. Mr. Unruh currently serves as a director of Basin Exploration, Inc., an oil exploration and development company, and also serves as a director of LK Business Services Inc., a specialty automobile lubricant manufacturer. Mr. Unruh received a B.S. degree in Accounting from the University of Denver in 1973.


     Mr. Davis has served as a Director of the Company since December 1996. Mr. Davis has served as the President and Chief Executive Officer of Trigon Healthcare, Inc. since 1981, and as Chairman of the Board since 1995. He has been a director of Trigon Healthcare, Inc.
since 1975.  Mr. Davis is a director of Signet Banking Corporation Hilb,
Rogal & Hamilton Co. and First Union Corporation. He received a B.S. degree from Hampden-Sydney College in 1963 and an LL.B. (law) degree from the University of Virginia in 1966.


     Mr. Atkinson has served as a Director of the Company since 1997. Mr. Atkinson presently runs a consulting firm based in Kent, England that advises middle-market companies on banking and corporate finance matters. Prior to establishing his consulting firm, Mr. Atkinson was employed by Lloyds Bank for 28 years until his retirement from there (at the senior executive level) in December 1996. While at Lloyds, Mr. Atkinson was the Head of Risk Control of Lloyds Merchant Bank Limited, a Director of Lloyds' Capital Markets Group, where he was responsible for arranging several multi-million pound syndicated loans, and from 1992 to 1996, he was responsible for Lloyds' middle-market activities in certain counties in England. Mr. Atkinson is an Associate of the Institute of Bankers, England. He received a law degree from Nottingham University in England in 1968.


     Mr. Chu was appointed Vice President, Engineering in April 1998. Since joining the Company in February 1997, Mr. Chu served as Director U.S. Software Engineering until April 1998. From 1995 to 1997, Mr. Chu was an independent consultant for Performance Solutions Group, a technical consulting organization. From 1984 to 1995, Mr. Chu was with Computer Associates International most recently as Assistant Vice President of Research and Development. Mr. Chu holds triple certifications as a Microsoft Certified Systems Engineer, Solutions Developer and Trainer.



     Mr. Clark was appointed Vice President, Sales in October 1997. Previously, Mr. Clark had served as Vice President North American Sales since January 1997. From 1994 through the end of 1996, Mr. Clark was Director of U.S. Sales. From 1992 to 1994, Mr. Clark served as the Vice President of West Coast Operations at PRC, a systems integration firm. From 1987 to 1992, Mr. Clark was Director of Marketing for Optigraphics Corporation. From 1983 to 1987, he was Vice President of Sales and Marketing at Energy Images in Boulder, Colorado. From 1975 to 1983, Mr. Clark held several positions with Dun & Bradstreet Petroleum Information. Mr. Clark earned a B.A. degree in Geography from the University of Colorado in 1974.


     Mr. Low has served as Chief Financial Officer and Secretary since June 1990. Previously, Mr. Low had served as Corporate Controller since joining the Company in August 1987. From 1980 until joining the Company, Mr. Low was with Price Waterhouse LLP, most recently as a Manager working with middle-market and growing companies. Mr. Low, who is a certified public accountant, earned a B.A. degree in Economics from the University of California, Los Angeles in 1978.

     All directors are elected annually and serve until the next annual meeting of shareholders and until their successors have been elected and qualified. Mr. Davis has advised the Company he does not intend to stand for reelection to the Board of Directors.

     All executive officers hold office at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and 10% shareholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

     Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file a Form 5 for specified fiscal years, and other than with respect to D. Ross Hamilton, a member of the Board of Directors who did not timely file a Form 4 for an acquisition of the Company's Common Stock in December 1997, the Company believes that all of its executive officers, directors and greater than 10% shareholders have complied with all of the filing requirements applicable to them with respect to transactions during 1997.

COMPENSATION OF DIRECTORS


     Each director, other than directors who are also employees of the Company or are precluded from accepting a fee by their employers, receives a $5,000 annual fee plus a $1,000 meeting fee for four paid meetings a year. In addition, each director is reimbursed for all reasonable expenses incurred in connection with attendance at such meetings. Directors who are employees of the Company are not compensated for serving as directors.

     During 1997, Mr. Hamilton assisted the Company in raising capital through a $6 million private placement of both equity and debt securities. The transaction was completed in June 1997 and the Company paid Mr. Hamilton $120,000 for his services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 1997, the Compensation Committee of the Board of Directors was comprised of four members, Messrs. McGovern, Hamilton and Unruh and Michael Comegna (who resigned as a Director in April 1998), none of whom is or was an employee or officer of the Company in 1997. No executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of any company in which Messrs. McGovern, Hamilton, Unruh or Comegna is an executive officer.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the annual and long-term compensation for services rendered in all capacities to the Company for the three years ended December 31, 1997 of (i) the Company's Chief Executive Officer during 1997 and (ii) the four other most highly compensated executive officers of the Company having compensation of $100,000 or more during 1997 (collectively, the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION
                                               -------------------------------------
                                                                               LONG-TERM
                                                                  OTHER       COMPENSATION
                                                                 ANNUAL         AWARDS--
                                                              COMPENSATION   STOCK OPTIONS
  NAME AND PRINCIPAL POSITION   YEAR    SALARY($)   BONUS($)     ($)(1)        (# SHARES)
-----------------------------   ----    ----------  --------  -------------  --------------
Roger H. Erickson               1997     $174,708  $ 9,000         -                  -
   Chief Executive Officer(2)   1996      185,427     -            -                25,000
                                1995      138,252     -            -                  -

Jay V. Tanna                    1997     $215,000     -            -                75,000
   Former President and Chief   1996      205,865     -            -               112,500
   Executive Officer(3)         1995            -     -            -                  -

Steven D. Clark                 1997     $168,462  $25,000         -                40,000
   Vice President Sales(4)      1996      136,355     -         $66,719               -
                                1995       83,923     -            -                 5,000

John W. Low                     1997     $149,639     -            -                  -
   Chief Financial Officer      1996      142,535     -            -                25,000
   and Secretary                1995      131,904     -            -                10,000

Tim A. Wright                   1997     $134,666  $13,494         -                30,000
   Former Managing Director,    1996       83,026     -            -                 2,500
    UK Operations(5)            1995            -     -            -                  -



-----------------------

(1) Excludes compensation in the form of other personal benefits, which for each of the executive officers did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each year.

(2) Mr. Erickson became President and Chief Executive Officer of the Company effective April 1998. During 1997 Mr. Erickson served as Vice President, Operations and Vice President Strategic Partners.

(3) Mr. Tanna became President and Chief Executive Officer of the Company in April 1996 and resigned from that position effective April 16, 1998. The 75,000 options granted to Mr. Tanna in 1997 were subsequently returned to the Company and cancelled.

(4) Mr. Clark was appointed an executive officer in January 1997. The bonus paid in 1997 related to services provided in 1996 as Director of U.S. Sales. The other annual compensation paid in 1996 related to sales commissions.

(5) Mr. Wright resigned his employment with the Company in February 1998. The bonuses paid in 1997 related to services provided for Mr. Wright in 1996 as Deputy Managing Director of U.K. Operations. No information is presented for 1995 as Mr. Wright commenced employment with the Company in 1996.

OPTION GRANTS IN 1997

     Shown below is information concerning grants of options issued by the Company to the Named Executive Officers during 1997:

                                                                         POTENTIAL REALIZABLE
                                   % OF TOTAL                             VALUE AT ASSUMED
                     NUMBER OF      OPTIONS                              ANNUAL RATES OF STOCK
                    SECURITIES     GRANTED TO                              PRICE APPRECIATION
                    UNDERLYING     EMPLOYEES    EXERCISE                   FOR OPTION TERM (2)
                      OPTIONS          IN        PRICE    EXPIRATION   -------------------------
 NAME               GRANTED(#)(1)  FISCAL YEAR  ($/SHARE)    DATE       5% ($)         10% ($)
----------------   --------------  -----------  --------- -----------  ---------      ----------
 Roger H. Erickson       -           -             -          -             -              -
 Jay V. Tanna         75,000         14%         $6.13    2/11/07      $288,523       $731,750
 Steven D. Clark      30,000          6%         $6.38     1/2/07      $120,126       $304,653
 Steven D. Clark      10,000          2%         $4.13     5/7/07      $ 25,942       $ 65,742
 John W. Low             -           -             -          -             -              -
 Tim A. Wright        30,000          6%         $6.38     1/2/07      $120,126       $304,653

---------------------

(1) Options were granted to Mr. Tanna in February 1997, Mr. Clark in January and May 1997, and Mr. Wright in January 1997. All such options reflected above were granted with an exercise price equal to the closing sale price of the Common Stock as reported on the Nasdaq National Market on the date of grant. All grants vest 25% 90 days from the date of grant and in additional annual installments of 25% commencing on the first anniversary of the date of grant. The options granted to Mr. Tanna were voluntarily returned to the Company and cancelled in December 1997.

(2) The 5% and 10% assumed rates of appreciation are specified under the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of its Common Stock. The actual value, if any, which a Named Executive Officer may realize upon the exercise of stock options will be based upon the difference between the market price of the Company's Common Stock on the date of exercise and the exercise price.


AGGREGATED OPTION EXERCISES IN 1997 AND 1997 YEAR-END OPTION VALUES

     The following table sets forth for the Named Executive Officers information with respect to unexercised options and year-end option values, in each case with respect to options to purchase shares of the Company's Common Stock:


                                                                                    VALUE OF UNEXERCISED
                        SHARES                 NUMBER OF UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                       ACQUIRED                HELD AS OF DECEMBER 31, 1997        AT DECEMBER 31, 1997 (1)
                          ON         VALUE     -----------------------------   ------------------------------
        NAME           EXERCISE    REALIZED    EXERCISABLE    NONEXERCISABLE    EXERCISABLE    NONEXERCISABLE
-------------------   ----------   --------    -----------    --------------   -------------   --------------
Jay V. Tanna               -           -          56,250           56,250          -                  -
Roger H. Erickson          -           -          30,000           12,500          -                  -
Steven D. Clark            -           -          23,750           31,250         $ 2,710             -
John W. Low                -           -          42,500           15,000          -                  -
Tim A. Wright              -           -           8,750           23,750          -                  -

---------------




(1) Based on the closing sale price of the Company's Common Stock on the Nasdaq National Market on December 31, 1997 of $3.03 per share.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as to shares of the Company's Common Stock owned as of April 30, 1998 by (i) each current director; (ii) each Named Executive Officer who is presently an employee of the Company; (iii) all current directors and executive officers as a group; and (iv) each person who, to the extent known to the Company, beneficially owned more than 5% of the outstanding shares of Common Stock. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.


                                               NUMBER OF      PERCENT OF
NAME                                           SHARES(1)       CLASS(1)
------                                         ----------     ----------
Roger H. Erickson                                81,000          *
Steven D. Clark                                  35,000          *
John W. Low                                      92,000          *
D. Ross Hamilton                                184,000         1.9%
Michael J. McGovern                             350,751         3.6%
Larry D. Unruh                                    9,297          *
Norwood H. Davis, Jr.                            26,500          *
Martin P. Atkinson                                5,000          *
All Current Directors and Executive Officers
   as a Group (9 persons)                       793,548         8.1%

-----------------


*Less than one percent.

(1) Amounts and percentages include shares of Common Stock that may be acquired within 60 days of April 30, 1998 through the exercise of stock options. Such stock included in the computation of beneficial ownership is 30,000 shares for Mr. Erickson, 45,000 shares or Mr. Low, 12,500 shares for Mr. Hamilton, 5,000 shares for Mr. McGovern, 5,000 shares for Mr. Unruh, 5,000 shares for Mr. Davis, 5,000 shares for Mr. Atkinson, and 152,500 shares for all current directors and executive officers as a group.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In April 1998, the Company and Mr. Tanna entered into a Separation Agreement whereby Mr. Tanna resigned his positions as Chairman of the Board, President and Chief Executive Officer and as Director. Under the Agreement, Mr. Tanna will act as an on-call consultant for any matters the Company may refer to him for his input and participation. His annual compensation for such services is $215,000 plus medical, dental and car allowance benefits. The Separation Agreement terminates on March 31, 1999.


     In March 1997, Mr. Tanna loaned the Company $300,000 at 12% on an unsecured basis. The Company repaid the loan balance with accrued interest in July 1997.

     In October 1996, the Company loaned (i) Roger H. Erickson, then Vice President, Operations, $92,812 and (ii) John W. Low, Chief Financial Officer and Secretary, $61,875. Each loan is at a simple interest rate of 9.25% with a maturity date of March 31, 1997. The loans were made to Messrs. Erickson and Low in connection with their exercise of stock options that were due to expire. On May 15, 1998, the Company agreed, as additional compensation to Messrs. Erickson and Low, to forgive the promissory notes of such officers. The outstanding principal and interest payable by Messrs. Erickson and Low under such notes were $106,196 and $70,797, respectively, as of May 15, 1998.

     In 1997, Mr. Hamilton assisted the Company in raising capital through a private placement. The transaction was completed in June 1997 and the Company paid to Mr. Hamilton $120,000 for his services.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, SCHEDULES, AND EXHIBITS

     (1)   FINANCIAL STATEMENTS:

           Consolidated Balance Sheet as of December 31, 1997 and 1996

           Consolidated Statement of Operations for the years ended December 31, 1997, 1996 and 1995

           Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

           Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995

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

           10.13* Standard Industrial Lease dated April 1, 1994 between the Company and Utah State Retirement Fund, a common trust fund

           10.15* WCMA and Term Loan Agreement dated October 22, 1996 between Altris Software, Inc. and Merrill Lynch Business Financial Services, Inc.

           10.16 Continuing Guarantee dated August 30, 1996 between Alpharel, Inc. and Lloyds Bank Plc

           10.17 Overdraft Facility and Other Facilities dated August 26, 1997 between Altris Software, Inc. and Lloyds Bank Plc

           10.18* Certificate of Determination of Series D Convertible Preferred Stock of the Company

           10.19* 11.5% Subordinated Debenture due June 27, 2002 in principal amount of $3,000,000 issued by the Altris Software, Inc. to Sirrom Capital Corporation, d/b/a/ Tandem Capital on June 27, 1997

           10.20* Convertible Preferred Stock Purchase Agreement, dated as of June 27, 1997, by and between the Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital

           10.21* Debenture Purchase Agreement, dated as of June 27, 1997, by and between Altris Software, Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital

           10.22* Registration Rights Agreement, dated as of June 27, 1997, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital




           21       Subsidiaries of Registrant

           23       Consent of Independent Accountants

           27       Requirements for the Format and Input of Financial Data
                    Schedules


---------------------------

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


                                             ALTRIS SOFTWARE, INC.


                                             By: /s/ Roger H. Erickson
                                                 --------------------------
                                                 Roger H. Erickson
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ Roger H. Erickson
-----------------------       Director and Chief Executive                        May 19, 1998
Roger H. Erickson             Officer (Principal Executive Officer)


/s/ John W. Low
------------------------      Chief Financial Officer and Secretary               May 19, 1998
John W. Low                   (Principal Financial and Accounting Officer)

/s/ Martin Atkinson
------------------------              Director                                    May 13, 1998
Martin Atkinson

/s/ Norwood H. Davis, Jr.
------------------------              Director                                    May 13, 1998
Norwood H. Davis, Jr.

/s/ D. Ross Hamilton
------------------------              Director                                    May 19, 1998
D. Ross Hamilton

/s/ Michael J. McGovern
------------------------              Director                                    May 19, 1998
Michael J. McGovern

/s/ Larry D. Unruh
------------------------              Director                                    May 19, 1998
Larry D. Unruh




                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                ALTRIS SOFTWARE, INC.


--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

           Column A                          Column B           Column C                       Column D            Column E
--------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                            ---------------------------------
                                                                              Charged to
         Description                          Balance at       Charged to     Other                                 Balance at
                                              Beginning        Costs and      Accounts -        Deductions -        End of
                                              of Period        Expenses       Describe          Describe            Period
--------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts         $    171,000       $  259,000                      $  (145,000)(a)    $   285,000
   Excess inventory reserve                $    552,000       $   50,000                      $   (91,000)(b)    $   511,000
   Tax benefit reserve                     $ 17,262,000                       $1,261,000 (c)                     $18,523,000
--------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts         $    125,000       $  140,000                      $   (94,000)(a)     $   171,000
   Excess inventory reserve                $  2,119,000                                       $(1,567,000)(b)     $   552,000
   Tax benefit reserve                     $ 17,600,000                                       $  (338,000)        $17,262,000
--------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1995:
   Deducted from asset accounts:
   Allowance for doubtful accounts         $    162,000       $   35,000                      $   (72,000)(a)     $   125,000
   Excess inventory reserve                $  2,323,000                                       $  (204,000)(b)     $ 2,119,000
   Tax benefit reserve                     $ 16,300,000                       $1,300,000 (c)                      $17,600,000
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