Form 10-Q
period 1998-03-31
ALTRIS SOFTWARE INC
filed 1998-06-24
CIK 813747

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1998


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15935


                               ALTRIS SOFTWARE, INC.
             ----------------------------------------------------------
               (Exact name of registrant as specified in its charter)


           CALIFORNIA                                          95-3634089
-------------------------------                            --------------------
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


                               YES   X        NO
                                    ---           ---


Number of shares of Common Stock outstanding at June 11, 1998:  9,614,663
                                                               -----------


Number of Sequentially Numbered Pages: 17

                               ALTRIS SOFTWARE, INC.

                                       INDEX



                                                                    Page Number
                                                                    -----------


PART I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements


                    Consolidated Balance Sheet                           3


                    Consolidated Statement of Operations                 4


                    Consolidated Statement of Cash Flows                 5


                    Notes to the Consolidated Financial Statements       6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      10



PART II.  OTHER INFORMATION                                             15

                               ALTRIS SOFTWARE, INC.

                             CONSOLIDATED BALANCE SHEET



                                                                 March 31, 1998    December 31, 1997
                                                                 --------------    -----------------
                                                                   (unaudited)

                                                      ASSETS
Current assets:

  Cash and cash equivalents                                        $  1,264,000         $  1,938,000
  Short term investments                                                 38,000              133,000
  Receivables, net                                                    1,844,000            3,045,000
  Inventory, net                                                        475,000              460,000
  Other current assets                                                  521,000              633,000
                                                                   ------------         ------------
    Total current assets                                              4,142,000            6,209,000

Property and equipment, net                                           2,161,000            2,270,000
Computer software, net                                                3,564,000            3,042,000
Goodwill, net                                                         3,712,000            3,914,000
Other assets                                                            360,000              401,000
                                                                   ------------         ------------
                                                                   $ 13,939,000         $ 15,836,000
                                                                   ------------         ------------
                                                                   ------------         ------------

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                 $  2,401,000         $  2,928,000
  Accrued liabilities                                                 2,336,000            2,758,000
  Notes payable                                                         979,000              730,000
  Deferred revenue                                                    2,851,000            1,770,000
                                                                   ------------         ------------
    Total current liabilities                                         8,567,000            8,186,000

Long term notes payable                                                 801,000              274,000
Other long term liabilities                                             225,000              173,000
Subordinated debt, net of discount                                    2,503,000            2,473,000
                                                                   ------------         ------------
    Total liabilities                                                12,096,000           11,106,000
                                                                   ------------         ------------

Commitments:

Mandatorily redeemable convertible preferred stock,
  $1,000 par value, 3,000 shares authorized;
  3,000 shares issued and outstanding ($2,682,000 total
  liquidation preference)                                             2,682,000            2,682,000

Shareholders' equity:
  Common stock, no par value, 20,000,000 shares authorized;
    9,614,663 and 9,614,663 issued and outstanding,
    respectively                                                     61,513,000           61,600,000
  Common stock warrants                                                 585,000              585,000
  Foreign currency translation adjustment                                (5,000)              25,000
  Accumulated deficit                                               (62,932,000)         (60,162,000)
                                                                   ------------         ------------
    Total shareholders' equity                                         (839,000)           2,048,000
                                                                   ------------         ------------
                                                                   $ 13,939,000         $ 15,836,000
                                                                   ------------         ------------
                                                                   ------------         ------------



          See accompanying notes to the consolidated financial statements.

                               ALTRIS SOFTWARE, INC.

                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)



                                                       For the three months
                                                          ended March 31,
                                                    ----------------------------
                                                        1998           1997
                                                        ----           ----

Revenues                                            $  3,001,000   $  3,985,000

Cost of revenues                                       1,801,000      2,142,000
                                                    -------------  -------------

Gross profit                                           1,200,000      1,843,000
                                                    -------------  -------------

Operating expenses:
  Research and development                               743,000        916,000
  Marketing and sales                                  1,669,000      1,744,000
  General and administrative                           1,034,000        754,000
  Restructuring expense                                  376,000              -
                                                    -------------  -------------
    Total operating expenses                           3,822,000      3,414,000
                                                    -------------  -------------

Loss from operations                                  (2,622,000)    (1,571,000)

Interest and other income                                 15,000         22,000
Interest and other expense                              (163,000)       (51,000)
                                                    -------------  -------------

Loss before income taxes                              (2,770,000)    (1,600,000)

Provision for income taxes                                     -              -
                                                    -------------  -------------

Net loss                                            $ (2,770,000)  $ (1,600,000)
                                                    -------------  -------------
                                                    -------------  -------------

Basic net loss per common share                     $       (.30)  $       (.17)
                                                    -------------  -------------
                                                    -------------  -------------

Diluted net loss per common share                   $       (.30)  $       (.17)
                                                    -------------  -------------
                                                    -------------  -------------

Shares used in computing basic and diluted
  net loss per common share                            9,615,000      9,565,000



          See accompanying notes to the consolidated financial statements

                               ALTRIS SOFTWARE, INC.

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)


                                                                      For the three months
                                                                         ended March 31,
                                                                    --------------------------
                                                                        1998           1997
                                                                        ----           ----
Cash flow from operating activities:
  Net loss                                                          $(2,770,000)   $(1,600,000)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
  Depreciation and amortization                                         594,000        599,000
  Changes in assets and liabilities:
     Receivables, net                                                 1,201,000        650,000
     Inventory                                                          (15,000)       (67,000)
     Other assets                                                       135,000       (305,000)
     Accounts payable                                                  (527,000)       492,000
     Accrued liabilities                                               (422,000)      (179,000)
     Deferred revenue                                                 1,081,000        (41,000)
     Other long term liabilities                                         52,000       (451,000)
                                                                    -----------    -----------
Net cash used in operating activities                                  (671,000)      (902,000)
                                                                    -----------    -----------

Cash flows from investing activities:
  Sale of short term investment                                               -         85,000
  Maturity of short term investment                                      95,000              -
  Purchases of property and equipment                                   (78,000)      (122,000)
  Purchases of software                                                (118,000)       (39,000)
  Computer software capitalized                                        (561,000)      (371,000)
                                                                    -----------    -----------
Net cash used in investing activities                                  (662,000)      (447,000)
                                                                    -----------    -----------

Cash flows from financing activities:
  Repayments under notes payable                                        (50,000)      (174,000)
  Net borrowings under revolving loan and bank agreements               826,000        663,000
  Payment of preferred stock dividends                                  (87,000)             -
  Proceeds from exercise of stock options                                     -         47,000
                                                                    -----------    -----------
Net cash provided by financing activities                               689,000        536,000
                                                                    -----------    -----------

Effect of exchange rate changes on cash                                 (30,000)        53,000
                                                                    -----------    -----------

Net decrease in cash and cash equivalents                              (674,000)      (760,000)

Cash and cash equivalents at beginning of period                      1,938,000      2,200,000
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 1,264,000    $ 1,440,000
                                                                    -----------    -----------
                                                                    -----------    -----------

Supplemental cash flow information:
  Interest paid                                                     $   101,000    $    44,000
                                                                    -----------    -----------
                                                                    -----------    -----------





See accompanying notes to the consolidated financial statements.

                               ALTRIS SOFTWARE, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated balance sheet of Altris Software, Inc. (the "Company") as of March 31, 1998 and the consolidated statement of operations and of cash flows for the three month periods ended March 31, 1998 and 1997 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

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


NOTE 3 - RECEIVABLES


                                                March 31, 1998   December 31, 1997
                                                --------------   -----------------
Billed receivables                               $ 1,812,000        $ 3,111,000
Unbilled receivables                                 315,000            219,000
Less allowance for doubtful accounts                (283,000)          (285,000)
                                                 -----------        -----------
                                                 $ 1,844,000        $ 3,045,000
                                                 -----------        -----------
                                                 -----------        -----------


NOTE 4 - INVENTORY

     Inventory consists of parts, supplies, and subassemblies primarily used in maintenance contracts which service the Company's hardware products sold in prior years. Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of March 31, 1998 and December 31, 1997, the Company's reserve against excess quantities totaled $541,000 and $511,000, respectively.

NOTE 5 - NOTES PAYABLE AND SUBORDINATED DEBT

     In August 1997, the Company's United Kingdom subsidiary renewed an overdraft facility with a bank with interest calculated at 2.0% per annum over the bank's base rate (9.25% at March 31, 1998 and December 31, 1997). The facility is payable on demand. At March 31, 1998 and December 31, 1997, $646,000 and $430,000, respectively, was outstanding. The property and assets of the Company's United Kingdom subsidiary secure repayment of the borrowings under the facility. The Company has executed a guarantee in connection with the facility.

     In June 1997, the Company issued a five-year, 11.5% subordinated debenture ("the Subordinated Debenture") with quarterly interest payments for gross proceeds of $3,000,000. In conjunction with the debt, the Company granted warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $6.00 per share which are exercisable over a five year period from the date of issuance. The warrants were valued at $585,000 and a portion of the proceeds from the debt has been allocated to common stock warrants.

     In the event the debt is outstanding at June 2000, and each year thereafter, the Company will grant in each year, additional five year warrants to purchase 50,000 shares of common stock at an exercise price of $7.00 per share. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value will be ascribed, if any. As of December 31, 1997 the Company was in violation of certain covenants contained in the subordinated debenture agreement. The Company obtained a waiver of such violations in May 1998, which extends for one year from the date of the waiver.

     In March 1997, the Company borrowed $300,000 from an officer of the Company. The terms of the agreement were for a maximum of a three month period with a 12% per annum interest rate. The entire balance and accrued interest was paid in July 1997.

     The Company has two revolving loan and security agreements, each providing for borrowings of up to $1,000,000. The maximum credit available under each facility declines by $200,000 each year in March and September beginning in 1997 and 1996, respectively. Each loan is payable in monthly installments of $16,667. At March 31, 1998, $1,134,000 was outstanding with no additional funds available on the facility. At December 31, 1997, $574,000 was outstanding and $793,000 was unused on these facilities. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets and interest is equal to the 30-day Commercial Paper Rate plus 2.95% (8.48% and 8.80% at March 31, 1998 and December 31, 1997, respectively). The revolving loan and security agreements contain certain restrictive covenants including the maintenance of a minimum ratio of debt to tangible net worth. As of December 31, 1997 the Company was in violation of such covenants. The Company obtained a waiver of such violations existing on and prior to December 31, 1997. In addition, the lender has also waived the debt to tangible net worth covenant through May 1999.

NOTE 6 - PREFERRED STOCK

     In June 1997, the Company issued 3,000 shares of its Series D Convertible Preferred Stock ("the Series D Preferred Stock") for gross proceeds of $3,000,000. The Series D Preferred Stock bears a dividend of 11.5% per annum and is convertible into the Company's common stock at a price of $6.00 per share subject to reset, as defined in the preferred stock agreement. Commencing in March 1998 the Company has been in default of certain covenants, resulting in a dividend rate increase to 14% per annum.

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

     Each share of Series D Preferred Stock is entitled to one vote on all matters submitted to the holders of the common stock. In the event of liquidation of the Company, the Series D Preferred Stockholders will receive in preference to the common stockholders an amount equal to $1,000 per share plus accrued but unpaid dividends and interest on all such dividends at an annual rate of 11.5% (increased to 14% as a result of the event of default).


NOTE 7 - RECONCILIATION OF NET LOSS AND SHARES USED IN PER SHARE COMPUTATIONS:


                                                                For the three months
                                                                   ended March 31,
                                                          ---------------------------------
                                                               1998                1997
                                                               ----                ----
Net Loss Used:

    Net loss                                             $ (2,770,000)       $ (1,600,000)
    Accretion of dividends on mandatorily
       redeemable convertible preferred stock                 (87,000)                  -
                                                          -----------         -----------

    Net loss used in computing basic and diluted net
    loss per share                                       $ (2,857,000)       $ (1,600,000)
                                                          -----------         -----------
                                                          -----------         -----------

Shares Used:

    Weighted average common shares outstanding
    used in computing basic and diluted net loss
    per common share                                        9,615,000           9,565,000
                                                          -----------         -----------
                                                          -----------         -----------

NOTE 8 - LITIGATION

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


THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997.

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

Revenues

     Revenues for the three months ended March 31, 1998 were $3,001,000 as compared to $3,985,000 for the three months ended March 31, 1997. The 23% decrease in revenues is primarily due to a decline in sales of new large systems.

     First quarter 1998 revenues consisted of $1,002,000 (33%) in new system revenues and $1,999,000 (67%) related to system enhancements, expansion and maintenance. This compares to first quarter 1997 revenue of $1,949,000 (49%) in new system revenues and $2,036,000 (51%) related to system enhancements, expansion and maintenance. System enhancements are changes to a system previously installed by the Company in order to, among other things, accommodate more documents or users, interface with different peripheral devices, update the system with recently developed improvements (including improvements which increase the speed of the system) or implement other changes in response to the customer's general data processing environment.

     For the quarter ended March 31, 1998, new system revenues decreased $947,000 from the same period in 1997 while revenues generated from system enhancements, expansion and maintenance decreased $37,000. In 1997, the Company devoted substantial sales and marketing efforts to its anticipated Altris EB-TM-product, the availability of which has been substantially delayed as a result of unanticipated problems in the performance of the product. Management believes that the Company's inability to provide the Altris EB product, which was to address the needs of new customers for additional features and functionality, was the principal cause for the decline in revenues for the quarter ended March 31, 1998 as compared to the same period in 1997.

     A small number of customers have typically accounted for a large percentage of the Company's annual revenue, although no customer accounted for more than 10% of total revenue in the first quarter of 1998 or 1997. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

     Gross profit as a percentage of revenues was 40% for the first quarter 1998 compared to 46% for the same period a year ago. The decrease in gross profit margin was due primarily to a reduction in revenues which resulted in fixed costs representing a greater proportion of revenues in the first quarter 1998 compared to the same period in 1997. Software license revenue was $891,000 (30%) of total revenues in the first quarter 1998 compared to $2,134,000 (54%) of total revenues in the first quarter of 1997. Hardware sales, which have a lower margin than software, decreased from $256,000 in the first quarter 1997 to $61,000 in the first quarter 1998. Service revenues, which include maintenance, training and consulting services, increased to $2,049,000 in the first quarter 1998 from $1,595,000 in the first quarter 1997. The Company's software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace for such third party products. Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware.

Operating Expenses

     Research and development expense for the three months ended March 31, 1998 was $743,000 versus $916,000 for the same period in the prior year. The decrease in research and development was due to a reduction in personnel. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized as incurred and then amortized when the product is available for general release to customers. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. Technical expenses on customer-funded projects for the quarter were $723,000 versus $704,000 in the first quarter of 1997.

     Marketing and sales expense for the three months ended March 31, 1998 was $1,669,000 versus $1,744,000 for the three months ended March 31, 1997. The decrease is primarily attributable to a reduction in marketing and promotional costs incurred along with a reduction in personnel.

     General and administrative expense was $1,034,000 for the three months ended March 31, 1998 as compared to $754,000 for the three months ended March 31, 1997. The increase in general and administrative expense was due primarily to increased legal, accounting and consultancy costs associated with the Company's amendment of its financial statements for fiscal year 1996 and the three interim quarters in 1997.

     During the quarter ended March 31, 1998, the Company incurred $376,000 in restructuring charges resulting primarily from severance costs including amounts owed under a Separation Agreement between the Company and its former CEO.

     Interest and other expense was $163,000 for the three months ended March 31, 1998 versus $51,000 for the three months ended March 31, 1997. The increase was due to a higher debt balance coupled with a higher rate of interest paid on the Company's debt at March 31, 1998 versus the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's cash and cash equivalents totaled $1,264,000 as compared to $1,938,000 at December 31, 1997, and its current ratio was .5 to 1. The Company's short-term investments totaled $38,000 at March 31, 1998, as compared to $133,000 at December 31, 1997. The Company has two revolving credit facilities that provide for borrowings of up to $1,367,000. At March 31, 1998, $1,134,000 was outstanding on the revolving loan agreements with no additional funds available on the facility. In addition, the Company's U.K. subsidiary has an overdraft credit facility of $646,000. The outstanding balance on this facility is payable on demand of the lender. At March 31, 1998, the Company had utilized all of this credit facility. The Company has guaranteed the borrowings on this facility. See
Note 5 of the Notes to the Consolidated Financial Statements.

     Certain events of default under each of the Company's revolving loan agreements and under the Subordinated Debenture occurred as a result of a restatement of the Company's interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997 which restatement was announced in May 1998. The lenders under such agreements and the Subordinated Debenture have agreed to waive such events of default for 1997 in the case of the lender under the Company's revolving loan agreements and for a period of one year expiring in May 1999 in the case of the holder of the Subordinated Debenture. Such lender and holder have also waived compliance with certain financial convenants for one year expiring in May 1999. There can be no assurances that the Company will be able to secure from its lenders a further waiver of any events of default after May 1999. If such events of default are not then waived, the Company may then be required to repay the full amount of its outstanding indebtedness under the revolving credit agreements and the Subordinated Debenture.
Defaults in the payment of such indebtedness or in the performance of other covenants under the agreements related to such indebtedness, whether occurring prior to or after May 1999, could also result in the Company being required to repay the full amount of such indebtedness. In addition, because the overdraft credit facility of the Company's U.K. subsidiary is payable upon demand, the Company could be required at any time to repay all outstanding borrowings under such facility. The repayment of such indebtedness would require additional debt or equity financing. There can be no assurances that any such financing would be available.

     During the first quarter of 1998, cash provided by financing activities totaled $689,000 while cash used in operating and investing activities totaled $671,000 and $662,000, respectively. Cash provided by financing activities was from net borrowings under revolving loan and bank agreements. During the first quarter of 1997, cash used in operating and investing activities totaled $902,000 and $447,000, respectively, while cash provided by financing activities totaled $536,000.

     Due to significant losses incurred in 1997 and lower forecasted sales, the Company has restructured its operations and reduced its payroll cost, the largest cost element, by approximately 25% from the level prevailing at the end of 1997. In addition, the Company has made further reductions of other expenditures. However, the Company is investigating raising additional cash through a debt or equity offering. The Company believes that as the result of the reduction of its costs through the restructuring of its operations, the unused portion of the Company's credit facilities, and funds generated from operations will be adequate to meet expected short-term needs for working capital. However, the Company's ability to continue operations without additional capital is dependent upon the Company's ability to sustain revenues from its existing customer base and to sell new systems. Given the substantial uncertainties confronting the Company, there can be no assurance that sufficient cash flows will be generated by the Company to avoid the further depletion of its working capital. Accordingly, the Company is seeking additional equity or debt financing. There can be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse affect on the Company's business, results of operations, and financial condition.

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

     Over the past five years the Company has issued equity securities in connection with the private placement in June 1997, the Trimco acquisition in December 1995, the Optigraphics acquisition in September 1993 and through traditional stock option grants to employees. Although there was no "ownership change" in 1997, this activity, combined with the liquidity available to stockholders, increases the potential for an "ownership change" for income tax purposes.

     In connection with the acquisition of Trimco, the Company acquired deferred tax assets of approximately $926,000 of which approximately $626,000 was provided as a valuation allowance. In June 1997, the $300,000 tax asset was realized and a reduction to goodwill was recorded. In the event that remaining tax benefits acquired in the Trimco acquisition are realized, tax benefits will be used first to reduce any remaining goodwill and other intangible assets related to the acquisition. Once those assets are reduced to zero, the benefit will be included as a reduction of the Company's income tax provision.

     In connection with the acquisition of Optigraphics, the Company acquired Optigraphics' net operating losses which are limited to offset against that entity's future taxable income, subject to annual limitations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Uncertain Impact of Restatement of Financial Statements

     In May 1998 the Company reported restated financial results for 1996 and the first three quarters of 1997. See the Company report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). In addition, the report of the Company's independent accountants, Price Waterhouse LLP, on the Company's consolidated financial statements as of and for the year ended December 31, 1997 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. See "Report of Independent Accountants" accompanying the Consolidated Financial Statements in the Form 10-K. The Company's public announcement of the restatement of its financial statements, delays in reporting operating results for the year ended December 31, 1997 while the restatement was being compiled, delays in reporting first quarter of 1998 results, the de-listing of the Company's Common Stock from the Nasdaq National Market, corporate actions to restructure operations and reduce operating expenses, and customer uncertainty regarding the Company's financial condition are likely to have a material adverse effect on the Company and its ability to sell its products in the future.

Foreign Currency

     The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. In the first quarter 1998, revenue from the United States, Europe and other locations in the world were 60%, 36% and 4%, respectively. This compares to 61%, 37% and 2%, respectively for the same period in 1997. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. The Company has recently increased its sales efforts in international markets outside Europe, including Asia and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. In addition, the current continued weakness in Asian currencies may result in reduced revenues from the countries affected by this condition. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

New Accounting Pronouncements

     In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" as amended by Statement of Position 98-4 ("SOP 98-4"). The Company adopted the provisions of SOP 97-2 as of January 1, 1998 and as a result, changed certain business practices. SOP 98-4 is effective as of March 31, 1998. The adoption has, in certain circumstances, resulted in the deferral of software license revenues that would have been recognized upon delivery of the related software under preceding accounting standards. At this time the Company cannot quantify the effect that SOP 97-2 will have on its operating results, financial position or cash flows.

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

                            PART II.   OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

     Between March 16, 1998 and May 1, 1998, six complaints alleging violations of the federal securities laws were filed against the Company and certain of its present and former officers and directors in the United States District Court for the Southern District of California. The complaints are purported class actions filed by individuals who allege that they purchased the Company's stock during the purported class periods. The first complaint alleges a class period of October 30, 1996 through October 7, 1997. The five complaints filed thereafter allege a class period of April 17 or 18, 1996 through March 11 or 13, 1998. In addition to the Company, all six complaints name Jay V. Tanna and John W. Low as defendants. Two of the complaints also name Stephen P. Gardner as a defendant.

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

     The parties in the cases in which the complaints have been served have entered into stipulations regarding the schedule for plaintiffs to file motions to consolidate the cases and to appoint lead plaintiffs and lead plaintiffs' counsel and for defendants to respond to the complaints. The plaintiffs' motions for selection of lead plaintiff and lead plaintiff's counsel and to consolidate are scheduled for hearing by the court on August 28, 1998. Defendants have not filed any answers, motions to dismiss or other responsive pleadings in these cases. In accordance with the stipulations, defendants will respond to these actions following the filing of a consolidated amended complaint.

     The pending federal securities actions are at a very early stage. No motions or responsive pleadings have been filed and no discovery has begun. Consequently, at this time it is not reasonably possible to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, that the Company might incur in connection with such actions. However, the uncertainty associated with substantial


                                          15
[6~

unresolved litigation can be expected to have a material adverse impact on the Company's business. In particular, such litigation could impair the Company's relationships with existing customers and its ability to obtain new customers. Defending such litigation will likely result in a diversion of management's time and attention away from business operations, which could have a material adverse effect on the Company's results of operations. Such litigation may also have the effect of discouraging investors or lenders from providing additional equity or debt to the Company and discouraging potential acquirors from seeking to acquire the Company or reducing the consideration such acquirors would otherwise be willing to pay in such an acquisition.

     In addition to the securities actions described above, the Company is involved from time to time in litigation arising in the normal course of business. The Company believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     The Company has defaulted on certain debentures and preferred stock. See Notes 5 and 6 of the Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.


ITEM 5 - OTHER INFORMATION

     As of June 3, 1998 the Company announced that its shares have been delisted from The NASDAQ Stock Market effective June 1, 1998. Upon the filing of the Company's Quarterly Report on Form 10Q for the three months ended March 31, 1998, shares of the Company's common stock are expected to be eligible for trading on the OTC Bulletin Board if and when any market maker elects to make a market in the shares.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Form 8-K, dated March 10, 1998.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALTRIS SOFTWARE, INC.




                                   By:    /s/John W. Low
                                       ---------------------------------------
                                        John W. Low
                                        Chief Financial Officer




                                   Dated:     June 23, 1998
                                          ------------------------------------