Form 10-Q
period 1998-06-30
ALTRIS SOFTWARE INC
filed 1998-08-12
CIK 813747

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1998


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


                                (619) 625-3000
            -----------------------------------------------------
             (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES   X     NO
                                 -----      -----

Number of shares of Common Stock outstanding at July 31, 1998:    9,614,663
                                                              -------------

Number of Sequentially Numbered Pages: 17

                            ALTRIS SOFTWARE, INC.

                                    INDEX

                                                                     Page Number
                                                                     -----------
PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements

               Consolidated Balance Sheet                                  3

               Consolidated Statement of Operations                        4

               Consolidated Statement of Cash Flows                        5

               Notes to the Consolidated Financial Statements              6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10


PART II.     OTHER INFORMATION                                             16

                            ALTRIS SOFTWARE, INC.

                         CONSOLIDATED BALANCE SHEET


                                                      June 30, 1998     December 31, 1997
                                                      -------------     -----------------
                                                       (unaudited)
                                       ASSETS

Current assets:
   Cash and cash equivalents                          $    677,000        $  1,938,000
   Short term investments                                        -             133,000
   Receivables, net                                      1,627,000           3,045,000
   Inventory, net                                          404,000             460,000
   Other current assets                                    488,000             633,000
                                                      ------------        ------------
      Total current assets                               3,196,000           6,209,000

Property and equipment, net                              1,911,000           2,270,000
Computer software, net                                   4,050,000           3,042,000
Goodwill, net                                            3,509,000           3,914,000
Other assets                                               345,000             401,000
                                                      ------------        ------------
                                                      $ 13,011,000        $ 15,836,000
                                                      ------------        ------------
                                                      ------------        ------------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                   $  2,927,000        $  2,928,000
   Accrued liabilities                                   2,310,000           2,758,000
   Notes payable                                           908,000             730,000
   Deferred revenue                                      3,167,000           1,770,000
                                                      ------------        ------------
      Total current liabilities                          9,312,000           8,186,000

Long term notes payable                                    842,000             274,000
Other long term liabilities                                192,000             173,000
Subordinated debt, net of discount                       2,532,000           2,473,000
                                                      ------------        ------------
      Total liabilities                                 12,878,000          11,106,000
                                                      ------------        ------------

Commitments:

Mandatorily redeemable convertible preferred stock,
   $1,000 par value, 3,000 shares authorized; 3,000
   shares issued and outstanding ($2,793,000 and
   $2,682,000 total liquidation preference,
   respectively)                                         2,793,000           2,682,000

Shareholders' equity:
   Common stock, no par value, 20,000,000 shares
      authorized; 9,614,663 and 9,614,663 issued
      and outstanding, respectively                     61,402,000          61,600,000
   Common stock warrants                                   585,000             585,000
   Foreign currency translation adjustment                 (18,000)             25,000
   Accumulated deficit                                 (64,629,000)        (60,162,000)
                                                      ------------        ------------
      Total shareholders' equity                        (2,660,000)          2,048,000
                                                      ------------        ------------
                                                      $ 13,011,000        $ 15,836,000
                                                      ------------        ------------
                                                      ------------        ------------


See accompanying notes to the consolidated financial statements.

                            ALTRIS SOFTWARE, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                 For the three months           For the six months
                                                    ended June 30,                ended June 30
                                            ----------------------------  ----------------------------
                                                 1998           1997           1998           1997
                                                 ----           ----           ----           ----
Revenues                                     $ 3,534,000    $ 4,754,000    $ 6,535,000    $ 8,739,000

Cost of revenues                               2,088,000      2,803,000      3,889,000      4,945,000
                                             -----------    -----------    -----------    -----------

Gross profit                                   1,446,000      1,951,000      2,646,000      3,794,000
                                             -----------    -----------    -----------    -----------

Operating expenses:
  Research and development                       608,000      1,030,000      1,351,000      1,946,000
  Marketing and sales                          1,066,000      1,936,000      2,735,000      3,680,000
  General and administrative                   1,154,000        951,000      2,188,000      1,705,000
  Restructuring expense                          149,000              -        525,000              -
  Write-off of certain offering costs                  -        270,000              -        270,000
                                             -----------    -----------    -----------    -----------
     Total operating expenses                  2,977,000      4,187,000      6,799,000      7,601,000
                                             -----------    -----------    -----------    -----------

Loss from operations                          (1,531,000)    (2,236,000)    (4,153,000)    (3,807,000)

Interest and other income                          3,000         30,000         18,000         52,000
Interest and other expense                      (169,000)       (58,000)      (332,000)      (109,000)
                                             -----------    -----------    -----------    -----------

Loss before income taxes                      (1,697,000)    (2,264,000)    (4,467,000)    (3,864,000)

Provision for income taxes                             -              -              -              -
                                             -----------    -----------    -----------    -----------

Net loss                                     $(1,697,000)   $(2,264,000)   $(4,467,000)   $(3,864,000)
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------

Basic net loss per common share              $      (.19)   $      (.24)   $      (.49)   $      (.40)
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------

Diluted net loss per common share            $      (.19)   $      (.24)   $      (.49)   $      (.40)
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------

Shares used in computing basic and
  diluted net loss per common share            9,615,000      9,574,000      9,615,000      9,570,000


See accompanying notes to the consolidated financial statements

                            ALTRIS SOFTWARE, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                                         For the six months
                                                                           ended June 30,
                                                                     ---------------------------
                                                                          1998           1997
                                                                          ----           ----
Cash flow from operating activities:
   Net loss                                                          $(4,467,000)   $(3,864,000)
Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation and amortization                                       1,189,000      1,137,000
   Loss on disposal of assets                                             46,000              -
   Changes in assets and liabilities:
      Receivables, net                                                 1,418,000      1,420,000
      Inventory                                                           56,000         61,000
      Other assets                                                       151,000         60,000
      Accounts payable                                                    (1,000)     1,479,000
      Accrued liabilities                                               (448,000)       (73,000)
      Deferred revenue                                                 1,397,000       (210,000)
      Other long term liabilities                                         19,000       (507,000)
                                                                     -----------    -----------
Net cash used in operating activities                                   (640,000)      (497,000)
                                                                     -----------    -----------

Cash flows from investing activities:
   Sale of short term investment                                               -         85,000
   Maturity of short term investment                                     133,000              -
   Purchases of property and equipment                                   (81,000)      (303,000)
   Purchases of software                                                (158,000)       (41,000)
   Computer software capitalized                                      (1,131,000)      (746,000)
                                                                     -----------    -----------
Net cash used in investing activities                                 (1,237,000)    (1,005,000)
                                                                     -----------    -----------

Cash flows from financing activities:
   Repayments under notes payable                                       (133,000)      (257,000)
   Net borrowings under revolving loan and bank agreements               879,000        805,000
   Payment of preferred stock dividends                                  (87,000)             -
   Net proceeds from issuance of preferred stock                               -      2,686,000
   Net proceeds from issuance of subordinated debt and warrants                -      3,000,000
   Cash payments for debt issuance costs                                       -       (314,000)
   Proceeds from exercise of stock options                                     -         56,000
                                                                     -----------    -----------
Net cash provided by financing activities                                659,000      5,976,000
                                                                     -----------    -----------

Effect of exchange rate changes on cash                                  (43,000)        22,000
                                                                     -----------    -----------

Net decrease in cash and cash equivalents                             (1,261,000)     4,496,000

Cash and cash equivalents at beginning of period                       1,938,000      2,200,000
                                                                     -----------    -----------

Cash and cash equivalents at end of period                           $   677,000    $ 6,696,000
                                                                     -----------    -----------
                                                                     -----------    -----------

Supplemental cash flow information:
   Interest paid                                                     $   232,000    $    85,000
                                                                     -----------    -----------
                                                                     -----------    -----------

Schedule of noncash financing activities:
   Accretion of dividends on mandatorily redeemable
   convertible preferred stock                                       $   111,000    $         -
                                                                     -----------    -----------
                                                                     -----------    -----------


See accompanying notes to the consolidated financial statements.

                            ALTRIS SOFTWARE, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated balance sheet of Altris Software, Inc. (the "Company") as of June 30, 1998 and the consolidated statement of operations and of cash flows for the three and six month periods ended June 30, 1998 and 1997 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

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


NOTE 3 - RECEIVABLES

                                        June 30, 1998       December 31, 1997
                                        -------------       -----------------
Billed receivables                       $ 1,589,000          $ 3,111,000
Unbilled receivables                         223,000              219,000
Less allowance for doubtful accounts        (185,000)            (285,000)
                                         -----------          -----------
                                         $ 1,627,000          $ 3,045,000
                                         -----------          -----------
                                         -----------          -----------


NOTE 4 - INVENTORY

     Inventory consists of parts, supplies, and subassemblies primarily used in maintenance contracts which service the Company's hardware products sold in prior years. Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of June 30, 1998 and December 31, 1997, the Company's reserve against excess quantities totaled $571,000 and $511,000, respectively.

NOTE 5 - NOTES PAYABLE AND SUBORDINATED DEBT

     The Company's United Kingdom subsidiary has an overdraft facility with a bank with interest calculated at 2.0% per annum over the bank's base rate (9.5% at June 30, 1998 and 9.25% at December 31, 1997). The facility is for $625,000 and is payable on demand. At June 30, 1998 and December 31, 1997, $507,000 and $430,000, respectively, was outstanding. The property and assets of the Company's United Kingdom subsidiary secure repayment of the borrowings under the facility. The Company has executed a guarantee in connection with the facility.

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

     The Company has two revolving loan and security agreements, each providing for borrowings of up to $1,000,000. The maximum credit available under each facility declines by $200,000 each year in March and September beginning in 1997 and 1996, respectively. Each loan is payable in monthly installments of $16,667. At June 30, 1998, $1,243,000 was outstanding with no additional funds available on the facility. At December 31, 1997, $574,000 was outstanding and $793,000 was unused on these facilities. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets and interest is equal to the 30-day Commercial Paper Rate plus 2.95% (8.47% and 8.80% at June 30, 1998 and December 31, 1997, respectively). The revolving loan and security agreements contain certain restrictive covenants including the maintenance of a minimum ratio of debt to tangible net worth. As of December 31, 1997 the Company was in violation of such covenants. The Company obtained a waiver of such violations existing on and prior to December 31, 1997. In addition, the lender has also waived the debt to tangible net worth covenant through May 1999.


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

NOTE 7 - RECONCILIATION OF NET LOSS AND SHARES USED IN PER SHARE COMPUTATIONS:

                                                 For the three months           For the six months
                                                    ended June 30,                ended June 30
                                            ----------------------------  ----------------------------
                                                 1998           1997           1998           1997
                                                 ----           ----           ----           ----
Net Loss Used:
   Net loss                                  $(1,697,000)   $(2,264,000)   $(4,467,000)   $(3,864,000)
   Accretion of dividends
      on mandatorily redeemable
      convertible preferred stock               (105,000)             -       (198,000)             -
                                             -----------    -----------    -----------    -----------
   Net loss used in computing basic
      and diluted net loss per share         $(1,802,000)   $(2,264,000)   $(4,665,000)   $(3,864,000)

Shares Used:
   Weighted average common shares
      outstanding used in computing
      basic and diluted net loss per
      common share                             9,615,000      9,574,000      9,615,000      9,570,000
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------

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


THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1997.

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

Revenues

     Revenues for the three and six months ended June 30, 1998 were $3,534,000 and $6,535,000, respectively, as compared to $4,754,000 and $8,739,000 for the three and six months ended June 30, 1997. The decrease of 26% and 25%, respectively, in revenues for the three and six months ended June 30, 1998, is primarily due to a decline in sales of new large systems.

     For the three and six months ended June 30, 1998, revenues consisted of $1,531,000 (43%) and $2,534,000 (39%), respectively, in new system revenues and $2,003,000 (57%) and $4,001,000 (61%), respectively, related to system enhancements, expansion and maintenance. This compares to $2,861,000 (60%) and $4,810,000 (55%), respectively, in new system revenues and $1,893,000 (40%) and $3,929,000 (45%), respectively, related to system enhancements, expansion and maintenance, for the three and six months ended June 30, 1997. System enhancements are changes to a system previously installed by the Company in order to, among other things, accommodate more documents or users, interface with different peripheral devices, update the system with recently developed improvements (including improvements which increase the speed of the system) or implement other changes in response to the customer's general data processing environment.

     The decrease in new system revenues for the three and six months ended June 30, 1997 is the result of the Company devoting substantial sales and marketing efforts in 1997 to its anticipated Altris EB-TM- product. The availability of EB has been substantially delayed as a result of unanticipated problems in the performance of the product. Management believes that the Company's inability to provide the Altris EB product, which was to address the needs of new customers for additional features and functionality, was the principal cause for the decline in revenues for the three and six months ended June 30, 1998 as compared to the same period in 1997. The increase in revenues generated from system enhancements, expansion and maintenance in the second quarter 1998 is the result of existing customers upgrading and expanding current systems.

     A small number of customers have typically accounted for a large percentage of the Company's annual revenue, although no customer accounted for more than 10% of total revenue for the three and six months ended June 30, 1998 or 1997. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

     Gross profit as a percentage of revenues was 41% and 40% for the three and six months ended June 30, 1998, compared to 41% and 43% for the same periods a year ago. The decrease in gross profit margin for the six months ended June 30, 1998 was due primarily to a reduction in revenues which resulted in fixed costs representing a greater proportion of revenues for the six months ended June 30, 1998 compared to the same period in 1997. Software license revenue was $1,169,000 (33%) and $2,060,000 (32%) of total revenues for the three and six months ended June 30, 1998, compared to $2,124,000 (45%) and $4,258,000 (49%) of total revenues in the same periods in 1997. Hardware sales, which have a lower margin than software, was $339,000 (10%) and $400,000 (6%) for the three and six months ended June 30, 1998 compared to $668,000 (14%) and $924,000 (10%) for the same periods in 1997. Service revenues, which include maintenance, training and consulting services, increased to $2,026,000 (57%) and $4,075,000 (62%) for the three and six months ended June 30, 1998 from $1,962,000 (41%) and $3,557,000 (41%) for the same periods in 1997. The
Company's software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace for such third party products. Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware.

Operating Expenses

     Research and development expense for the three and six months ended June 30, 1998 was $608,000 and $1,351,000, respectively, as compared to $1,030,000 and $1,946,000 for the same periods in the prior year. The decrease in research and development was due to a reduction in personnel. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized as incurred and then amortized when the product is available for general release to customers. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. Technical expenses on customer-funded projects for the quarter were $783,000 and $1,506,000, respectively, versus $948,000 and $1,652,000, respectively, for the same period last year.

     Marketing and sales expense for the three and six months ended June 30, 1998 was $1,066,000 and $2,735,000, respectively, as compared to $1,936,000 and
$3,680,000 for the three and six months ended June 30, 1997. The decrease is primarily attributable to a reduction in marketing and promotional costs incurred along with a reduction in personnel.

     General and administrative expense was $1,154,000 and $2,188,000, respectively, for the three and six months ended June 30, 1998 as compared to $951,000 and $1,705,000 for the three and six months ended June 30, 1997. The increase in general and administrative expense was due primarily to increased legal, accounting and consultancy costs associated with the Company's restatement of its financial statements for fiscal year 1996 and the three interim quarters in 1997.

     During the three and six months ended June 30, 1998, the Company incurred $149,000 and $525,000, respectively, in restructuring charges resulting primarily from severance costs including amounts owed under a Separation Agreement between the Company and its former CEO.

     During the second quarter of 1997, the Company wrote-off certain offering costs, resulting in a one-time charge to operations in the amount of $270,000. The costs that were written-off were not directly related to the private placement that occurred during the second quarter of 1997.

     Interest and other income was $3,000 and $18,000 for the three and six months ended June 30, 1998 as compared to $30,000 and $52,000 for the same period a year ago. The decrease is primarily due to lower cash balances.

     Interest and other expense was $169,000 and $332,000, respectively, for the three and six months ended June 30, 1998 versus $58,000 and $109,000 for the three and six months ended June 30, 1997. The increase was due to a higher debt balance coupled with a higher rate of interest paid on the Company's debt at June 30, 1998 versus the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company's cash and cash equivalents totaled $677,000 as compared to $1,938,000 at December 31, 1997, and its current ratio was .5 to
1. The Company's short-term investments totaled $133,000 at December 31, 1997. The Company has two revolving credit facilities that provide for borrowings of up to $1,243,000. At June 30, 1998, $1,243,000 was outstanding on the revolving loan agreements with no additional funds available on the facility. In addition, the Company's U.K. subsidiary has an overdraft credit facility of $625,000. The Company has agreed with the lender to reduce the total facility by approximately $40,000 per month for the next three months. The outstanding balance on this facility is payable on demand of the lender. At June 30, 1998, borrowings on this facility were $507,000. The Company has guaranteed the borrowings on this facility. See
Note 5 of the Notes to the Consolidated Financial Statements.

     Certain events of default under each of the Company's revolving loan agreements and under the Subordinated Debenture occurred as a result of a restatement of the Company's interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997 which restatement was announced in May 1998. The lenders under such agreements and the Subordinated Debenture have agreed to waive such events of default for 1997 in the case of the lender under the Company's revolving loan agreements and for a period of one year expiring in May 1999 in the case of the holder of the Subordinated Debenture. Such lender and holder have also waived compliance with certain financial covenants for one year expiring in May 1999. There can be no assurances that the Company will be able to secure from its lenders a further waiver of any events of default after May 1999. If such events of default are not then waived, the Company may then be required to repay the full amount of its outstanding indebtedness under the revolving credit agreements and the Subordinated Debenture. Defaults in the payment of such indebtedness or in the performance of other covenants under the agreements related to such indebtedness, whether occurring prior to or after May 1999, could also result in the Company being required to repay the full amount of such indebtedness. In addition, because the overdraft credit facility of the Company's U.K. subsidiary is payable upon demand, the Company could be required at any time to repay all outstanding borrowings under such facility. The repayment of such indebtedness would require additional debt or equity financing. There can be no assurances that any such financing would be available.

     For the first six months of 1998, cash provided by financing activities totaled $659,000 while cash used in operating and investing activities totaled $640,000 and $1,237,000, respectively. Cash provided by financing activities was from net borrowings under revolving loan and bank agreements. For the first six months of 1997, cash used in operating and investing activities totaled $497,000 and $1,005,000, respectively, while cash provided by financing activities totaled $5,976,000.

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

Foreign Currency

     The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. In the six months ended June 30, 1998, revenue from the United States, Europe and other locations in the world were 60%, 35% and 5%, respectively. This compares to 61%, 36% and 3%, respectively for the same period in 1997. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. The Company has recently increased its sales efforts in international markets outside Europe, including Asia and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. In addition, the current continued weakness in Asian currencies may result in reduced revenues from the countries affected by this condition. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

New Accounting Pronouncements

     In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" as amended by Statement of Position 98-4 ("SOP 98-4"). The Company adopted the provisions of SOP 97-2 as of January 1, 1998 and as a result, changed certain business practices. SOP 98-4 is effective as of June 30, 1998. The adoption has, in certain circumstances, resulted in the deferral of software license revenues that would have been recognized upon delivery of the related software under preceding accounting standards. At this time the Company cannot quantify the effect that SOP 97-2 will have on its operating results, financial position or cash flows.

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

                         PART II.   OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     On July 13, 1998, the Securities and Exchange Commission issued a formal order of investigation authorizing its staff to examine the financial statements filed in Altris' Forms 10-Q for the first three quarters of 1996 and 1997, and on the Form 10-K for the year ended December 31, 1996. All of the financial statements in question have previously been restated. The Company is cooperating fully in this matter.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     The Company has defaulted on certain debentures and preferred stock. See Notes 5 and 6 of the Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.


ITEM 5 - OTHER INFORMATION

     As of July 20, 1998, shares of the Company's common stock have been trading on the OTC Bulletin Board.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

     (a) There were no reports on Form 8-K filed for the three months ended June 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALTRIS SOFTWARE, INC.




                                       By: /s/John W. Low
                                           ------------------------------------
                                              John W. Low
                                              Chief Financial Officer




                                       Dated:     AUGUST 7, 1998
                                           ------------------------------------