Form 10-Q
period 1998-09-30
ALTRIS SOFTWARE INC
filed 1998-11-16
CIK 813747

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998

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

                                    YES X     NO
                                       ---      ---

Number of shares of Common Stock outstanding at October 31, 1998:  9,614,663
                                                                 --------------
Number of Sequentially Numbered Pages: 18
Exhibit Index at Page 18

                             ALTRIS SOFTWARE, INC.

                                     INDEX

                                                                              Page Number
                                                                              -----------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

            Consolidated Balance Sheet                                             3

            Consolidated Statement of Operations                                   4

            Consolidated Statement of Cash Flows                                   5

            Notes to the Consolidated Financial Statements                         6

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                   10

PART II. OTHER INFORMATION                                                        16

                             ALTRIS SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEET


                                                               September 30, 1998     December 31, 1997
                                                               ------------------     -----------------
                                                                  (unaudited)
                    ASSETS
Current assets:
  Cash and cash equivalents                                      $ 2,058,000             $ 1,938,000
  Short term investments                                                   -                 133,000
  Receivables, net                                                 1,448,000               3,045,000
  Inventory, net                                                     316,000                 460,000
  Other current assets                                               294,000                 633,000
                                                                 -----------             -----------
    Total current assets                                           4,116,000               6,209,000

Property and equipment, net                                        1,728,000               2,270,000
Computer software, net                                             4,670,000               3,042,000
Goodwill, net                                                      3,306,000               3,914,000
Other assets                                                         314,000                 401,000
                                                                 -----------             -----------
                                                                 $14,134,000             $15,836,000
                                                                 -----------             -----------
                                                                 -----------             -----------

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $ 2,961,000             $ 2,928,000
  Accrued liabilities                                              2,231,000               2,758,000
  Notes payable                                                      825,000                 730,000
  Deferred revenue                                                 3,255,000               1,770,000
                                                                 -----------             -----------
    Total current liabilities                                      9,272,000               8,186,000

Long term notes payable                                              733,000                 274,000
Deferred revenue, long term portion                                2,368,000                     --
Other long term liabilities                                          113,000                 173,000
Subordinated debt, net of discount                                 2,561,000               2,473,000
                                                                 -----------             -----------
    Total liabilities                                             15,047,000              11,106,000
                                                                 -----------             -----------

Commitments:

Mandatorily redeemable convertible preferred stock,
  $1,000 par value, 3,000 shares authorized; 3,000
  shares issued and outstanding ($2,898,000 and
  $2,682,000 total liquidation preference, respectively)           2,898,000               2,682,000

Shareholders' equity:
  Common stock, no par value, 20,000,000 shares authorized;
    9,614,663 and 9,614,663 issued and outstanding,
    respectively                                                  61,297,000              61,600,000
  Common stock warrants                                              585,000                 585,000
  Foreign currency translation adjustment                            (82,000)                 25,000
  Accumulated deficit                                            (65,611,000)            (60,162,000)
                                                                 -----------             -----------
    Total shareholders' equity                                    (3,811,000)             2 ,048,000
                                                                 -----------             -----------
                                                                 $14,134,000             $15,836,000
                                                                 -----------             -----------
                                                                 -----------             -----------

    See accompanying notes to the consolidated financial statements.

                             ALTRIS SOFTWARE, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                         For the three months                          For the nine months
                                                          ended September 30,                          ended September 30
                                                   ---------------------------------            ----------------------------------
                                                       1998                  1997                   1998                   1997
                                                       ----                  ----                   ----                   ----
Revenues                                           $3,149,000            $ 5,041,000            $ 9,684,000            $13,780,000

Cost of revenues                                    1,647,000              2,097,000              5,536,000              7,042,000
                                                   ----------            -----------            -----------            -----------
Gross profit                                        1,502,000              2,944,000              4,148,000              6,738,000
                                                   ----------            -----------            -----------            -----------
Operating expenses:
  Research and development                            552,000              1,095,000              1,779,000              3,041,000
  Marketing and sales                                 887,000              2,310,000              3,542,000              5,990,000
  General and administrative                          805,000                951,000              3,197,000              2,656,000
  Restructuring expense                                85,000                      -                610,000                      -
  Write-off of certain offering costs                       -                      -                      -                270,000
                                                   ----------            -----------            -----------            -----------
    Total operating expenses                        2,329,000              4,356,000              9,128,000             11,957,000
                                                   ----------            -----------            -----------            -----------
Loss from operations                                 (827,000)            (1,412,000)            (4,980,000)            (5,219,000)

Interest and other income                               5,000                 41,000                 23,000                 93,000
Interest and other expense                           (160,000)              (159,000)              (492,000)              (268,000)
                                                   ----------            -----------            -----------            -----------
Loss before income taxes                             (982,000)            (1,530,000)            (5,449,000)            (5,394,000)

Provision for income taxes                                  -                      -                      -                      -
                                                   ----------            -----------            -----------            -----------
Net loss                                           $ (982,000)           $(1,530,000)           $(5,449,000)           $(5,394,000)
                                                   ----------            -----------            -----------            -----------
                                                   ----------            -----------            -----------            -----------

Basic net loss per common share                    $     (.11)           $      (.17)           $      (.60)           $      (.57)
                                                   ----------            -----------            -----------            -----------
                                                   ----------            -----------            -----------            -----------

Diluted net loss per common share                  $     (.11)           $      (.17)           $      (.60)           $      (.57)
                                                   ----------            -----------            -----------            -----------
                                                   ----------            -----------            -----------            -----------
Shares used in computing basic and
  diluted net loss per common share                 9,615,000              9,587,000              9,615,000              9,575,000

         See accompanying notes to the consolidated financial statements

                            ALTRIS SOFTWARE, INC.

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                                 For the nine months
                                                                                   ended September 30,
                                                                          ----------------------------------
                                                                             1998                  1997
                                                                             ----                  ----
Cash flow from operating activities:
  Net loss                                                                $(5,449,000)          $(5,394,000)
Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                             1,712,000             1,754,000
  Loss on disposal of assets                                                   46,000                     -
  Changes in assets and liabilities:
     Receivables, net                                                       1,597,000             1,121,000
     Inventory                                                                144,000                43,000
     Other assets                                                             339,000               208,000
     Accounts payable                                                          33,000               414,000
     Accrued liabilities                                                     (527,000)             (800,000)
     Deferred revenue                                                       3,853,000               433,000
     Other long term liabilities                                              (60,000)             (558,000)
                                                                          -----------           -----------
Net cash provided by (used in) operating activities                         1,688,000            (2,779,000)
                                                                          -----------           -----------
Cash flows from investing activities:
  Sale or maturity of short term investments                                  133,000               153,000
  Purchases of short term investments                                               -            (1,499,000)
  Purchases of property and equipment                                         (99,000)             (579,000)
  Purchases of software                                                      (158,000)              (41,000)
  Computer software capitalized                                            (1,804,000)           (1,146,000)
                                                                          -----------           -----------
Net cash used in investing activities                                      (1,928,000)           (3,112,000)
                                                                          -----------           -----------
Cash flows from financing activities:
  Repayments under notes payable                                             (233,000)           (2,243,000)
  Net borrowings under revolving loan and bank agreements                     787,000             1,121,000
  Payment of preferred stock dividends                                        (87,000)              (61,000)
  Net proceeds from issuance of preferred stock                                     -             2,653,000
  Net proceeds from issuance of subordinated debt and warrants                      -             3,000,000
  Cash payments for debt issuance costs                                             -              (347,000)
  Proceeds from exercise of stock options                                           -               186,000
                                                                          -----------           -----------
Net cash provided by financing activities                                     467,000             4,309,000
                                                                          -----------           -----------
Effect of exchange rate changes on cash                                      (107,000)               70,000
                                                                          -----------           -----------
Net increase (decrease) in cash and cash equivalents                          120,000            (1,512,000)

Cash and cash equivalents at beginning of period                            1,938,000             2,200,000
                                                                          -----------           -----------
Cash and cash equivalents at end of period                                $ 2,058,000           $   688,000
                                                                          -----------           -----------
                                                                          -----------           -----------
Supplemental cash flow information:
  Interest paid                                                           $   353,000           $   189,000
                                                                          -----------           -----------
                                                                          -----------           -----------
Schedule of noncash financing activities:
  Accretion of dividends on mandatorily redeemable
  convertible preferred stock                                             $   216,000           $    29,000
                                                                          -----------           -----------
                                                                          -----------           -----------

        See accompanying notes to the consolidated financial statements.

                            ALTRIS SOFTWARE, INC.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying consolidated balance sheet of Altris Software, Inc. (the "Company") as of September 30, 1998 and the consolidated statement of operations and of cash flows for the three and nine month periods ended September 30, 1998 and 1997 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The results for the three and six months ended June 30, 1998, as previously reported, included $124,000 in research and development expense and $80,000 in marketing and sales expense that has since been reclassified as general and administrative expense. The results for the nine months ended September 30, 1998 have been adjusted to reflect this reclassification of expenses.

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

NOTE 3 - SALE OF RIPS AND LICENSE OF CERTAIN OTHER SOFTWARE

     On September 21, 1998 the Company entered into an agreement with Structural Dynamics Research Corporation ("SDRC") to sell its Rapid Information Presentation Services ("RIPS") product including source code and to license certain other software including portions of the Company's document management products, Enabler and EB-TM-. Under the agreement SDRC has a royalty free, fully paid right to sublicense these portions of Enabler and EB when sold with SDRC's Metaphase document management product. The total consideration was $3,125,000 less $750,000 that had been paid to Altris by SDRC under a Marketing Services and Integration Agreement ("Marketing Agreement") dated December 31, 1997. Under the Marketing Agreement the Company had recognized revenue of $363,000 in 1998. Upon closing, the Marketing Agreement was terminated. In regard to the sale of RIPS and sublicense of Enabler and EB along with future versions or successors thereof, the Company has deferred recognition of $2,763,000 in revenue. The revenue is expected to be recognized over the estimated economic life of the products to SDRC.

NOTE 4 - RECEIVABLES


                                          September 30, 1998    December 31, 1997
                                          ------------------    -----------------
Billed receivables                            $ 1,418,000           $ 3,111,000
Unbilled receivables                              231,000               219,000
Less allowance for doubtful accounts             (201,000)             (285,000)
                                              -----------           -----------
                                              $ 1,448,000           $ 3,045,000
                                              -----------           -----------
                                              -----------           -----------

NOTE 5 - INVENTORY

     Inventory consists of parts, supplies, and subassemblies primarily used in maintenance contracts which service the Company's hardware products sold in prior years. Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of September 30, 1998 and December 31, 1997, the Company's reserve against excess quantities totaled $601,000 and $511,000, respectively.

NOTE 6 - NOTES PAYABLE AND SUBORDINATED DEBT

     The Company's United Kingdom subsidiary has an overdraft facility with a bank with interest calculated at 2.0% per annum over the bank's base rate (9.5% at September 30, 1998 and 9.25% at December 31, 1997). The facility is for $425,000 (L250,000) and is payable on demand. At September 30, 1998 and December 31, 1997, $425,000 and $430,000, respectively, was outstanding. The property and assets of the Company's United Kingdom subsidiary secure repayment of the borrowings under the facility. The Company has executed a guarantee in connection with the facility. In October 1998, the Company and the bank agreed to extend the facility through January 15, 1999 for $425,000 (L250,000) at 3% per annum over the bank's base rate.

     In September 1997, the Company issued a five-year, 11.5% subordinated debenture ("the Subordinated Debenture") with quarterly interest payments for gross proceeds of $3,000,000. In conjunction with the debt, the Company granted warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $6.00 per share which are exercisable over a five year period from the date of issuance. The warrants were valued at $585,000 and a portion of the proceeds from the debt has been allocated to common stock warrants. In September 1998, the Company agreed to grant to the holder of the Subordinated Debenture a security interest, second in priority to the Company's senior secured debt in substantially all of the Company's assets. In addition, the Company agreed to pay interest on a monthly rather than quarterly basis.

     In the event the debt is outstanding at September 2000, and each year thereafter, the Company will grant in each year, additional five year warrants to purchase 50,000 shares of common stock at an exercise price of $7.00 per share. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value will be ascribed, if any. As of December 31, 1997 the Company was in violation of certain covenants contained in the subordinated debenture agreement. The Company obtained a waiver of such violations in May 1998, which extends for one year from the date of the waiver.

     In March 1997, the Company borrowed $300,000 from an officer of the Company. The terms of the agreement were for a maximum of a three month period with a 12% per annum interest rate. The entire balance and accrued interest was paid in July 1997.

     The Company has two revolving loan and security agreements, each providing for borrowings of up to $1,000,000. The maximum credit available under each facility declines by $200,000 each year in March and September beginning in 1997 and 1996, respectively. Each loan is payable in monthly installments of $16,667. At September 30, 1998, $1,133,000 was outstanding with no additional funds available on the facility. At December 31, 1997, $574,000 was outstanding and $793,000 was unused on these facilities. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets and interest is equal to the 30-day Commercial Paper Rate plus 2.95% (8.46% and 8.80% at September 30, 1998 and

December 31, 1997, respectively). The revolving loan and security agreements contain certain restrictive covenants including the maintenance of a minimum ratio of debt to tangible net worth. As of December 31, 1997 the Company was in violation of such covenants. The Company obtained a waiver of such violations existing on and prior to December 31, 1997. In addition, the lender has also waived the debt to tangible net worth covenant through May 1999.

NOTE 7 - PREFERRED STOCK

     In June 1997, the Company issued 3,000 shares of its Series D Convertible Preferred Stock ("the Series D Preferred Stock") for gross proceeds of $3,000,000. The Series D Preferred Stock bears a dividend of 11.5% per annum and is convertible into the Company's common stock at a price of $6.00 per share (subject to reset on June 27, 1999 to the average closing price of the common stock on the 20 trading days immediately prior to June 27, 1999 if such average is less than $6.00 per share). Commencing in March 1998 the Company has been in default of certain covenants, resulting in a dividend rate increase to 14% per annum.

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

     In connection with the issuance of the Series D Preferred Stock, the Company has agreed to grant warrants to purchase the following number of shares of its common stock if the Series D Preferred Stock remains outstanding on each of the following dates: (i) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2000 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2000; (ii) 50,000 shares, at an exercise price of $7.00 per share, on June 27, 2001 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2001; (iii) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on July 17, 2002 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to July 17, 2002; and (iv) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on June 27, 2003 if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2003. Such warrants are exercisable over a five year period from the date of grant. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value will be ascribed, if any. In connection with the debt (see Note 6) and Series D Convertible Preferred Stock issuance, the Company paid $120,000 to a director of the Company for his service related to the offering.

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

NOTE 8 - RECONCILIATION OF NET LOSS AND SHARES USED IN PER SHARE COMPUTATIONS:

                                                      For the three months             For the nine months
                                                       ended September 30,             ended September 30,
                                                  ----------------------------      ------------------------------
                                                      1998           1997               1998             1997
                                                      ----           ----               ----             ----
Net Loss Used:
  Net loss                                        $  (982,000)     $(1,530,000)      $(5,449,000)     $(5,394,000)
  Accretion of dividends
    on mandatorily redeemable
    convertible preferred stock                      (105,000)         (90,000)         (303,000)         (90,000)
                                                  -----------      -----------       -----------      -----------
  Net loss used in computing
    basic and diluted net loss per share          $(1,087,000)     $(1,620,000)      $(5,752,000)     $(5,484,000)
                                                  -----------      -----------       -----------      -----------
                                                  -----------      -----------       -----------      -----------
Shares Used:
  Weighted average common shares
    outstanding used in computing
    basic and diluted net loss
    per common share                                9,615,000        9,587,000         9,615,000        9,575,000
                                                  -----------      -----------       -----------      -----------
                                                  -----------      -----------       -----------      -----------

NOTE 9 - LITIGATION

     During March 1998 through May 1998, six class action complaints alleging violations of the federal securities laws were filed against the Company. On September 11, 1998, the court entered an order consolidating these cases, appointing lead plaintiffs and approving plaintiffs' selection of lead counsel. On October 29, 1998, the lead plaintiffs filed a Consolidated Amended Class Action Complaint For Violation Of The Federal Securities Laws And The California Corporations Code. The consolidated amended complaint asserts claims for violations of the Securities Exchange Act and the California Corporations Code against the Company, certain of its present officers and directors, and Price Waterhouse LLP on behalf of persons who purchased the Company's stock between April 17, 1996 and March 11, 1998. The consolidated amended complaint alleges that the Company and the other defendants issued false and misleading statements in the Company's filings with the Securities and Exchange Commission and in other public statements. The Company's response to the consolidated amended complaint is scheduled to be filed on December 16, 1998. Management is unable to determine whether the outcome of this litigation will have a material impact on its financial position, results of operations and cash flows.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997.

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

Revenues

     Revenues for the three and nine months ended September 30, 1998 were $3,149,000 and $9,684,000, respectively, as compared to $5,041,000 and
$13,780,000 for the three and nine months ended September 30, 1997. The decrease of 38% and 30%, respectively, in revenues for the three and nine months ended September 30, 1998, is primarily due to a decline in sales of new large systems.

     For the three and nine months ended September 30, 1998, revenues consisted of $779,000 (25%) and $3,313,000 (34%), respectively, in new system revenues and $2,370,000 (75%) and $6,371,000 (66%), respectively, related to system enhancements, expansion and maintenance. This compares to $2,483,000 (49%) and $7,293,000 (53%), respectively, in new system revenues and $2,558,000 (51%) and $6,487,000 (47%), respectively, related to system enhancements, expansion and maintenance, for the three and nine months ended September 30, 1997. System enhancements are changes to a system previously installed by the Company in order to, among other things, accommodate more documents or users, interface with different peripheral devices, update the system with recently developed improvements (including improvements which increase the speed of the system) or implement other changes in response to the customer's general data processing environment.

     The decrease in new system revenues for the three and nine months ended September 30, 1998 is the result of the Company devoting substantial sales and marketing efforts in 1997 to its anticipated Altris EB-TM- product. The availability of EB has been substantially delayed as a result of unanticipated problems in the performance of the product. Management believes that the Company's inability to provide the Altris EB product, which was to address the needs of new customers for additional features and functionality, was the principal cause for the decline in revenues for the nine months ended September 30, 1998 as compared to the same period in 1997. The Company now expects to release in late January 1999 a version of Altris EB for early shipment for integration into the operating environments of a limited number of Altris customers and partners. General distribution of the product is expected to follow later in the quarter.

     A small number of customers have typically accounted for a large percentage of the Company's annual revenue, although no customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 1998 or 1997. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

     Gross profit as a percentage of revenues was 48% and 43% for the three and nine months ended September 30, 1998, compared to 58% and 49% for the same periods a year ago. The decrease in gross profit margin for the three and nine months ended September 30, 1998 was due primarily to a reduction in revenues which resulted in fixed costs representing a greater proportion of revenues for the three and nine months ended September 30, 1998 compared to the same period in 1997. Software license revenue was $931,000 (30%) and $2,991,000 (31%) of total revenues for the three and nine months ended September 30, 1998, compared to $2,477,000 (49%) and $6,735,000 (49%) of total revenues in the same periods in 1997. Hardware sales, which have a lower margin than software, were $167,000 (5%) and $567,000 (6%) for the three and nine months ended September 30, 1998 compared to $416,000 (8%) and $1,340,000 (10%) for the same periods in 1997. Service revenues, which include maintenance, training and consulting services, were $2,051,000 (65%) and $6,126,000 (63%) for the three and nine months ended September 30, 1998 compared to $2,148,000 (43%) and $5,705,000 (41%) for the same period in 1997. The Company's software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace for such third party products. Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware.

Operating Expenses

     Research and development expense for the three and nine months ended September 30, 1998 was $552,000 and $1,779,000, respectively, as compared to $1,095,000 and $3,041,000 for the same periods in the prior year. The decrease in research and development was due to a reduction in personnel. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized as incurred and then amortized when the product is available for general release to customers. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. Technical expenses on customer-funded projects for the three and nine months ended September 30, 1998 were $558,000 and $2,064,000, respectively, versus $553,000 and $2,205,000, respectively, for the same period last year.

     Marketing and sales expense for the three and nine months ended September 30, 1998 was $887,000 and $3,542,000, respectively, as compared to $2,310,000 and $5,990,000 for the three and nine months ended September 30, 1997. The decrease is primarily attributable to a reduction in marketing and promotional costs incurred along with a reduction in personnel.

     General and administrative expense was $805,000 and $3,197,000, respectively, for the three and nine months ended September 30, 1998 as compared to $951,000 and $2,656,000 for the three and nine months ended September 30, 1997. The decrease in general and administrative expense for the three months ended September 30, 1998 was primarily due to a reduction in personnel, while the increase for the nine months ended September 30, 1998 was due primarily to increased legal, accounting and consultancy costs associated with the Company's restatement of its financial statements for fiscal year 1996 and the three interim quarters in 1997.

     During the three and nine months ended September 30, 1998, the Company incurred $85,000 and $610,000, respectively, in restructuring charges resulting primarily from severance costs including amounts owed under a Separation Agreement between the Company and its former CEO.

     During the second quarter of 1997, the Company wrote-off certain offering costs, resulting in a one-time charge to operations in the amount of $270,000. The costs that were written-off were not directly related to the private placement that occurred during the second quarter of 1997.

     Interest and other income was $5,000 and $23,000 for the three and nine months ended September 30, 1998 as compared to $41,000 and $93,000 for the same period a year ago. The decrease is primarily due to lower cash balances.

     Interest and other expense was $160,000 and $492,000, respectively, for the three and nine months ended September 30, 1998 versus $159,000 and $268,000 for the three and nine months ended September 30, 1997. The increase was due to a higher debt balance coupled with a higher rate of interest paid on the Company's debt at September 30, 1998 versus the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company's cash and cash equivalents totaled $2,058,000 as compared to $1,938,000 at December 31, 1997, and its current ratio was .4 to 1. The Company's short-term investments totaled $133,000 at December 31, 1997. The Company has two revolving credit facilities that provide for borrowings of up to $1,133,000. At September 30, 1998, $1,133,000 was outstanding on the revolving loan agreements with no additional funds available on the facilities. In addition, the Company's U.K. subsidiary has an overdraft credit facility of $425,000 (L250,000). The outstanding balance on this facility is payable on demand of the lender. At September 30, 1998, borrowings on this facility were $425,000 (L250,000). The Company has guaranteed the borrowings on this facility. In October 1998, the Company and the bank agreed to extend the facility through January 15, 1999 for $425,000 (L250,000) at 3% per annum over the bank's base rate. See Note 6 of the Notes to the Consolidated Financial Statements.

     Certain events of default under each of the Company's revolving loan agreements and under the Subordinated Debenture occurred as a result of a restatement of the Company's interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997 which restatement was announced in May 1998. The lenders under such agreements and the Subordinated Debenture have agreed to waive such events of default for 1997 in the case of the lender under the Company's revolving loan agreements and for a period of one year expiring in May 1999 in the case of the holder of the Subordinated Debenture. Such lender and holder have also waived compliance with certain financial covenants for one year expiring in May 1999. At that time the Company anticipates it will be in default under its revolving agreements as a result of its continued non-compliance with a covenant requiring a minimum ratio of debt to tangible net worth. There can be no assurances that the Company will be able to secure from its lenders the further waiver of such anticipated event of default or any other event of default after May 1999. If such events of default are not then waived, the Company may then be required to repay the full amount of its outstanding indebtedness under the revolving credit agreements and the Subordinated Debenture. Defaults in the payment of such indebtedness or in the performance of other covenants under the agreements related to such indebtedness, whether occurring prior to or after May 1999, could also result in the Company being required to repay the full amount of such indebtedness. In addition, because the overdraft credit facility of the Company's U.K. subsidiary is payable upon demand, the Company could be required at any time to repay all outstanding borrowings under such facility. The repayment of such indebtedness would require additional debt or equity financing. There can be no assurances that any such financing would be available.

     For the first nine months of 1998, cash provided by operating and financing activities totaled $1,688,000 and $467,000, respectively, while cash used in investing activities totaled $1,928,000. On September 21, 1998 the Company entered into an agreement with SDRC to sell its RIPS product including source code and to license certain other software including portions of the Company's document management products, Enabler and EB. The transaction provided cash of $2,375,000 to the Company. The Company also received cash provided by financing activities through net borrowings under the Company's revolving loan and bank agreements. For the first nine months of 1997, cash used in operating and investing activities totaled $2,779,000 and $3,112,000, respectively, while cash provided by financing activities totaled $4,309,000.

     Due to significant losses incurred in 1997 and lower forecasted sales, the Company has restructured its operations and reduced its payroll cost, the largest cost element, by approximately 25% from the level prevailing at the end of 1997. In addition, the Company has made further reductions of other expenditures. The Company believes that as the result of the reduction of its costs through the restructuring of its operations, funds generated from operations will be adequate to meet expected short-term needs for working capital, subject to continued forbearance from the Company's lenders. However, the Company's ability to continue operations without additional capital is dependent upon the Company's ability to sustain revenues from its existing customer base and to sell new systems. Given the substantial uncertainties confronting the Company, there can be no assurance that sufficient cash flows will be generated by the Company to avoid the further depletion of its working capital. Accordingly, the Company is seeking additional equity or debt financing. There can be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

     Over the past five years the Company has issued equity securities in connection with the private placement in June 1997, the Trimco acquisition in December 1995, the Optigraphics acquisition in September 1993 and through traditional stock option grants to employees. Although there has been no "ownership change" in 1997, this activity, combined with the liquidity available to stockholders, increase the potential for an "ownership change" for income tax purposes.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Uncertain Impact of Restatement of Financial Statements

     In May 1998 the Company reported restated financial results for 1996 and the first three quarters of 1997. See the Company Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"). In addition, the report of the Company's independent accountants, Price Waterhouse LLP, on the Company's consolidated financial statements as of and for the year ended December 31, 1997 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. See "Report of Independent Accountants" accompanying the Consolidated Financial Statements in the Form 10-K. The Company's public announcement of the restatement of its financial statements, delays in reporting operating results for the year ended December 31, 1997 while the restatement was being compiled, delays in reporting first quarter of 1998 results, the de-listing of the Company's Common Stock from the Nasdaq National Market, corporate actions to restructure operations and reduce operating expenses, and customer uncertainty regarding the Company's financial condition are likely to have a material adverse effect on the Company and its ability to sell its products in the future.

Foreign Currency

     The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. In the nine months ended September 30, 1998, revenue from the United States, Europe and other locations in the world were 61%, 35% and 4%, respectively. This compares to 59%, 36% and 5%, respectively for the same period in 1997. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. The Company has recently increased its sales efforts in international markets outside Europe, including Asia and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. In addition, the current continued weakness in Asian currencies may result in reduced revenues from the countries affected by this condition. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

New Accounting Pronouncements

     In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition" as amended by Statement of Position 98-4 ("SOP 98-4"). The Company adopted the provisions of SOP 97-2 as of January 1, 1998 and as a result, changed certain business practices. SOP 98-4 is effective as of September 30, 1998. The adoption has, in certain circumstances, resulted in the deferral of software license revenues that would have been recognized upon delivery of the related software under preceding accounting standards. At this time the Company cannot quantify the effect that SOP 97-2 will have on its operating results, financial position or cash flows.

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

     See Note 9 of the Consolidated Financial Statements for a description of the class action securities litigation for which the Company is a defendant.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     The Company has defaulted on certain debentures and preferred stock. See Notes 6 and 7 of the Consolidated Financial Statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         The Annual Meeting of Shareholders was held August 27, 1998. At the meeting, the shareholders approved a proposal to amend the Company's 1996 Stock Incentive Plan to increase the aggregate number of shares of Common Stock reserved for issuance from 625,000 to 925,000 shares. The proposal was approved with 7,847,102 proxies voting for, 474,851 voting against, and 50,640 abstaining.

     In addition, at the meeting, the shareholders approved the election of the following individuals as directors who will hold office until the next annual meeting: Roger H. Erickson, Martin P. Atkinson, D. Ross Hamilton, Michael J. McGovern and Larry D. Unruh.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits - See Exhibit Index on Page 18.

          (b)  Form 8-K, dated September 21, 1998.

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


                                       ALTRIS SOFTWARE, INC.

                                       By: /s/John W. Low
                                           ------------------------------------
                                              John W. Low
                                              Chief Financial Officer

                                       Dated: November 16, 1998
                                              ---------------------------------

                                 EXHIBIT INDEX

Exhibit
-------
10.23     Overdraft and Other Facilities dated October 19, 1998 Between Altris
          Software Ltd and Lloyds Bank Plc