Form 10-K
period 1998-12-31
ALTRIS SOFTWARE INC
filed 1999-04-15
CIK 813747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998

                                       OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from __________ to ________

                         Commission file number 0-15935

                              ALTRIS SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                            95-3634089
------------------------------                     --------------------
State or other jurisdiction of                     (IRS Employer
incorporation or organization)                     Identification No.)

9339 Carroll Park Drive, San Diego, CA                       92121
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (619) 625-3000

Securities registered pursuant to Section 12 (b) of the Act:

                               Name of each exchange on of each class
Title of each class                        which registered
-------------------            --------------------------------------
        None                                  None

          Securities registered pursuant to Section 12 (g) of the Act:

                                 COMMON STOCK
                                ----------------
                                (Title of class)

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

                       (Cover page continues on next page)

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of the voting stock on March 23, 1999, held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $9,614,663.

            The number of shares outstanding of the Registrant's Common Stock at the close of business on March 23, 1999, was 9,614,663.

            *Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

                                     PART I

            This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Certain Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

ITEM 1.  BUSINESS

            Altris Software, Inc. (the "Company") develops, markets and supports a suite of three-tier client/server document management software products. These products enable users in a broad range of industries to manage, share and distribute critical business information, expertise and other intellectual capital in an efficient manner. The Company's products provide several key business benefits including interoperability and scalability across an enterprise, an extensive range of product tools and features, quick cost-effective implementation, increasing network efficiency using the Company's targeted image extraction technology ("TIE-Technology-TM-") to substantially reduce network bandwidth requirements and the ability to document-enable existing applications. In addition, the open architecture of the Company's products permits them to be used in a standardized fashion and enables sophisticated customization and integration with existing business applications. Unlike many of its competitors, the Company offers its own cohesive set of software products which provide a complete electronic document management system ("EDMS") without the high systems integration costs that can be incurred when disparate products from a variety of suppliers must be integrated.

            The Company has historically sold its suite of products through its direct sales force and through complementary indirect channels primarily consisting of value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs"). The Company has established a strong market presence in the utility, manufacturing, transportation and petrochemical and other processing industries both domestically and internationally. The Company's marketing efforts are focused on these industries as well as in certain other select vertical markets, including telecommunication providers, defense and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, property management companies and architecture firms.

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

            On December 27, 1995, the Company acquired United Kingdom-based Trimco Group plc ("Trimco") for total consideration of $14,165,000. Trimco, at the time of acquisition, was recognized as a leading developer of software products for the capture, viewing, mark-up editing, storage, distribution and workflow management of documents. The purchase price was comprised of $5,550,000 in cash, 857,394 shares of the Company's common stock and a convertible promissory note having a total principal amount of $1,000,000 due September 27, 1996 with interest payable at 7% per annum. In addition, the purchase price included obligations assumed which were payable to certain Trimco employees in connection with the acquisition, consisting of cash of $1,051,000 and 50,300 shares of the Company's common stock. Trimco was incorporated in 1988 in the United Kingdom and has its principal offices in Ealing, London. Trimco's products focused on applications involving office documents as well as technical documents such as engineering drawings and blueprints and were marketed primarily through VARs, distributors and systems integrators. The Company's purchase of Trimco brought the Company's total number of customers to approximately 1,500 worldwide, representing major markets in utilities, transportation, petrochemicals, manufacturing, construction, telecommunications and media, government and financial services.

            On October 24, 1996, the Company changed its name from Alpharel, Inc. to "Altris Software, Inc." to better reflect the integration of the Alpharel and Trimco organizations and products.

            On June 27, 1997, the Company completed a private placement to an investor (the "Investor") of (i) 3,000 shares of its Series D Convertible Preferred Stock with an aggregate stated value of $3,000,000 (the "Series D Preferred Stock") and (ii) its 11.5% Subordinated Debenture due June 27, 2002 with a principal amount of $3,000,000 (the "Subordinated Debenture") and warrants to purchase additional shares of Common Stock. The aggregate gross proceeds to the Company from the private placement before expenses were $6,000,000. The Series D Preferred Stock bears a dividend of 11.5% per annum, accruing quarterly, and is convertible into shares of the Company's common stock at a conversion price of $6.00 per share (subject to reset on June 27, 1999 to the average closing price of the common stock on the 20 trading days immediately prior to June 27, 1999 if such average is less than $6.00 per share). The Company may redeem any or all of the Series D Preferred Stock at its stated value on or after June 27, 1999 at any time the 20-day average of the closing price of the common stock equals or exceeds $9.50 per share, and the Company may redeem any or all of the Series D Preferred Stock on or after June 27, 2002 at its stated value irrespective of the trading price of its common stock. The Subordinated Debenture, which was issued at 100% of par, provides for quarterly interest payments and has a maturity date of June 27, 2002. In September 1998, the Company agreed to grant the holder of the Subordinated Debenture a security interest, second in priority to the Company's senior secured debt in substantially all of the Company's assets. In addition, the interest payment terms were amended to require monthly rather than quarterly payments. The Company may prepay the Subordinated Debenture prior to maturity without penalty. As the Company is currently in default under the Preferred Stock Purchase Agreement as a result of non-payment of dividends due in 1998, the dividend rate on the Series D Preferred Stock has increased to 14%. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources -- Certain Factors That May Affect Future Results".

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

            Relational database management systems ("RDBMS") from leading companies such as Oracle, Microsoft, Sybase Inc. and others were developed to enable companies to manage certain business information such as customer names, addresses and phone numbers, sales and accounting records, billing information and inventory records. This type of data is often referred to as "structured" data and is generally entered and stored in tables consisting of rows and columns. While RDBMS enable companies to better store, process and analyze their structured data, it is not common for RDBMS to manage so-called "unstructured" data.

            Unstructured data includes information generated by most software for personal computers and workstations, such as word processing documents, spreadsheets and computer-aided design ("CAD") drawings, as well as other types of information which may not be in electronic format, such as manufacturing procedures, maintenance records, training and technical manuals, facility layouts, blueprints, product and parts drawings, specifications, schematics, invoices, checks and other business records, presentation graphics, photos, audio and video clips and facsimile documents. A substantial portion of corporate data is unstructured. Unstructured data is commonly contained in large object files which are often referred to as a "binary large object," which files can create network efficiency problems for organizations that collaborate electronically either on local area networks ("LANs") or wide area networks ("WANs"). Network traffic and bandwidth limitations have historically been, and continue to be, one of the major constraints on the deployment of enterprise-wide document management solutions. Without the resolution of bandwidth limitations, enterprise-wide document management systems often provide poor response time to users or limit the maximum number of simultaneous users supported by a network system. Awaiting the availability of bigger bandwidth is not a solution, as the demand for bandwidth continues to increase as users begin to utilize increasingly complex data types such as pictures, audio and video clips.

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

            Electronic document management systems were developed to enable customers to effectively and efficiently manage, share and distribute critical business information. The Gartner Group, an information technologies consulting group, has estimated that in 1998 revenues generated from software sales in the global integrated document management market totaled $660 million.

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

THE ALTRIS SOFTWARE SOLUTION

            The Company's suite of three-tier, document management software products enables users to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. The Company's suite of products provides several key business benefits, including those described below:

            INTEROPERABILITY/ENTERPRISE SCALABILITY. The Company's suite of products operates on most common hardware, software, network and database platforms, including Microsoft Windows 95 and 98, Windows NT and UNIX operating systems for the database component and Oracle and Microsoft database platforms. In addition, the Company's products are designed for enterprise-wide scalability so that organizations can deploy solutions that not only meet the needs of departments but also scale to an entire enterprise with multiple divisions and thousands of users worldwide.

            EXTENSIVE FUNCTIONALITY. The document management and library functions of the Company's products allow businesses to store, organize and manage both simple and complex documents within their organizations. Users can find and access information through full or partial field searches or full text searches by keyword or by a combination of words. The Company's products provide extensive computerized controls designed to permit only authorized users to access information. In addition to the document management and library functions, the Company's products also include powerful tools enabling users to make comments, annotations and redline overlays on documents on-line without changing the underlying information, thus replacing traditional markups on paper documents and streamlining the review process. The Company's products integrate with existing e-mail systems and run in conjunction with popular Internet Web Browsers such as Microsoft Internet Explorer.

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

            DOCUMENT-ENABLE EXISTING APPLICATIONS. The Company's "document-enabling" software allows users to integrate the power of electronic document management directly into a user's business applications, providing users with greater access to information from which to make business decisions and extending the life of these business applications. The Company's document-enabling software has been integrated with a number of leading PDM, manufacturing and accounting software systems.

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

            In March 1999, the Company released its Altris EB-TM- product which is built on a three-tier architecture, allowing users to choose between "thin" and "thick" client models on the desktop (including Internet/intranet) and to deploy process and data servers more efficiently. (A "thin" client, model uses a client/server architecture with most of the applications stored on the server rather than on the client, while a "thick" client model stores most of the applications on the client rather than the server.) Altris EB is designed to provide a wide range of tools for information exchange and review, system administration, configuration and tailoring plus desktop tools for easy modification of the look-and-feel and extension of functionality. Altris EB will support common enterprise tools such as Microsoft Office-TM-, BackOffice-TM- and MS-Exchange-TM-.

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

            PROVIDE COMPLETE SOLUTIONS. The Company intends to continue to provide (i) complete EDMS solutions which include the Company's multi-format document manager; (ii) an extensive range of product tools and features that are interoperable and scalable across an enterprise and that can be rapidly deployed at relatively low cost; and (iii) greater network efficiencies than competitive products. The Company has a comprehensive service and support organization that is designed to ensure both international and domestic customers' successful implementation and use of its suite of products. The Company believes its customers' success in implementing and using the Company's products is critical to sustaining references and repeat sales from its customer base.

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

            As of March 23, 1999, the Company's sales and marketing organization consisted of 18 employees primarily based in Company sales offices located in the U.S. and in London, England. The Company's field sales force regularly conducts presentations and demonstrations of the Company's suite of products to management and users at customer sites as part of the direct sales effort. Sales cycles for the Company's products generally last from six to twelve months.

            INDIRECT DISTRIBUTION CHANNELS

            Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company. Sales through indirect channels accounted for 12%, 18% and 19% of the Company's total revenue for the years ended December 31, 1998, 1997 and 1996, respectively.

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

            Set forth below are several of the VARs, systems integrators and OEMs with whom the Company has entered into cooperative sales arrangements:

Adepso                                       Koren Projects Management
Alpha Numeric Solutions                      Manage IT bpr Norge
CACI Information Systems                     Modul 1 Data
CAD Capture                                  Prisma Imaging
Data General                                 QSP Financial Information Systems
Datel Group                                  SAIC
Deverill Plc                                 SMARTtech
Excitech Computers                           Spescom
Fullmark Micro                               Staffware
GE Capital Consulting                        Systems Team

            There can be no assurance that any customer, VAR, systems integrator or OEM will continue to purchase the Company's products. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, results of operations and financial condition.

            MARKETING COMMUNICATIONS

            In support of its sales efforts, the Company conducts sales training courses, targeted marketing programs including direct mail, channel marketing, promotions, seminars, trade shows, web site, telemarketing and ongoing customer and third-party communications programs. The Company also seeks to stimulate interest in its products through public relations, speaking engagements, white papers, technical notes and programs targeted at educating consultants about the capabilities of the Company and its products.

SERVICES AND SUPPORT

            The Company believes that a high level of services and support are critical to its performance. As a result, the Company maintains a telephone hotline to provide technical assistance and software support directly to its end-users on an as-needed basis. The Company also provides technical support, maintenance, training and consulting to its VARs, systems integrators and OEMs, which in turn provide technical support services directly to end-users. These services are designed to increase end-user satisfaction, provide feedback to the Company as to end-users' demands and requirements and generate recurring revenue. The Company plans to continue to expand its support programs as the depth and breadth of the products offered by the Company increase.

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

PRODUCTS

            The Company's suite of multi-tier, document management software products enables users to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. The underlying architecture for the Company's EDMS employs a model designed to ensure scalability, modularity and high performance. The Company's suite of products are grouped into three main categories, which are Core Document Services, Client Interfaces and Toolkits.

            CORE DOCUMENT SERVICES

            The Company's EDMS Server, which is the central component of the document management system, provides document capture, storage, distribution, version control, check-in/check-out, process and transaction management. The EDMS Server manages documents of all types, including CAD, image, multi-media and text, as well as compound or virtual documents consisting of multiple document types and documents that are edited in one format and distributed in another (for example, editing a CAD application and distributing in an image format, or editing in Microsoft Office(TM) and distributing in a printed document format). Some examples of core document services include:

             - CAPTURE: Documents are loaded individually or in batches and moved through a process which includes quality control, indexing and storage. Multiple indexing options are provided, including indexing by structured fields, keywords or full text. For documents residing in hardcopy format, an intermediate recognition step is performed by optical character recognition ("OCR") to create searchable ASCII text. In addition, integrated COLD technology provides the ability to capture structured data and retain and present it in report format, allowing searches against the reports.

            - LIBRARY SERVICES: The EDMS Server provides comprehensive library functions, including storage, management, distribution, routing, check-in/check-out, version control and change management. Documents of all formats are managed in a secure environment which can provide distribution to authorized users at remote sites. The EDMS Server permits storage to a wide variety of media, including CD-ROM, magnetic disk, optical disks and a redundant array of inexpensive disks ("RAID") and uses caching and other functions to enhance performance.
                  The EDMS Server enables the secure check-in/check-out of documents for editing, routing for comment or approval and management of the revision history.

            - IMAGE MANAGEMENT: Image is an important data type in any EDMS solution. The EDMS Server architecture is designed for both simple and complex image management. The Company's multi-format document manager allows users to view, annotate and edit a variety of different types of documents, while also providing a look and feel consistent with the Company's products. In addition, to address network traffic limitations, the Company's TIE-Technology allows monochrome images (in industry and international standard formats) to be displayed with only about 5-10% of the network traffic of many competing products. This performance is achieved across most popular network types.

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

            CLIENT INTERFACES

            The Company offers a variety of system GUIs to allow users to obtain the most desirable combination of functionality and style. Key system interfaces include:

            - ALTRIS EB-TM- The Company's Altris EB product is designed for office and technical and engineering environments and provides a graphical interface to the EDMS Server, enabling users to search for, display and route documents. In addition, as optional added features, Altris EB can enable users to add documents and access such functions as graphical work-flow and full text search.

            - INTERNET/INTRANET. In many companies, the Internet and Intranet are becoming extremely popular as an interface for the general user population. The Company's products integrate with existing e-mail systems and also run in conjunction with popular internet web browsers such as Microsoft Internet Explorer-TM-, allowing users to search and display documents through the Internet and Intranet with minimal client-side software.

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

            - CAD CONNECT The Company's CAD Connect manages the creation of complex engineering drawings using popular CAD software such as AutoCAD. CAD Connect provides the CAD engineer with rapid access to the correct version of drawings and all of the reference drawings that are used to build compound documents.

            The Company continues to sell its prior document management products, Target and Pro EDM for the office and technical engineering markets, respectively; however, such sales are primarily for customers' expansion of existing systems.

            TOOLKIT

            The Company's customers generally have unique needs for their document management systems and associated user interfaces. To address these needs, the Company provides embedded APIs within EB Business Objects to simplify tailoring by both users and application developers, thereby enabling customers to effectively customize and integrate applications with existing information infrastructure. The Company's toolkits include APIs for document viewing, scanning, markup, raster editing and printing, as well as APIs for manipulating data in document databases. The Company also offers toolkits that provide customers with the ability to document-enable applications built with C/C++, Powerbuilder and Visual BASIC, as well as existing, legacy UNIX, mini or mainframe applications.

            The Company's desktop products run on Microsoft Windows 95-TM-, 98-TM- and Windows NT-TM- operating systems, and its EDMS Application Server runs on Windows NT and supports databases and file servers on a range of server hardware including a variety of UNIX platforms such as Hewlett-Packard, IBM and Sun, as well as Microsoft Windows NT. The system operates in conjunction with industry-standard RDBMS including Oracle and Microsoft Sequel Server. The system also embeds leading full-text search technologies from Fulcrum, and connects to leading e-mail packages such as Microsoft Exchange and Lotus Notes.

            Pricing for the Company's systems can vary substantially based upon the particular features of the system and peripheral-device content (e.g., scanners, printers, workstations, etc.). While pilot systems begin at a price of approximately $15,000 for a small office system, the price of full scale enterprise systems can range up to several million dollars. In the past, most systems ordered from the Company have ranged from $150,000 to $1,500,000. Once an electronic document management system is installed, the Company generally receives ongoing revenues from follow-on contracts as a result of enhancements, expansion and maintenance. Enhancements can modify a system in order to, among other things, accommodate more documents or users, interface with different peripheral devices, update the system with recently developed improvements (including improvements which increase the speed of the system) or implement other changes in response to changes in the customer's general data processing environment. Variations in both the size and timing of orders can result in significant fluctuations in the Company's revenues on a quarterly basis.

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

            In 1998, 1997 and 1996, the Company's research and product development expenses were approximately $2,314,000, $4,155,000 and $3,363,000, respectively. Development is also conducted within the scope of a customer contract if a customer requires additional functionality not provided by the Company's present systems. Technical expenses which include project management, installation, project design specification and other project related expenses, included in cost of revenues were $2,328,000, $2,786,000 and $2,607,000 for 1998, 1997 and 1996, respectively.

            In 1998 the Company continued its work to reengineer the initial release of Altris EB. Version 11 of EB is the result of that reengineering and was launched at the Altris Accent International User Group in January and began shipping in early March 1999. The Company intends to focus its development effort on enhancing Altris EB with new features such as extended web functionality. The Company also intends to add records management capabilities to Altris EB to provide archive and retention policies for customers such as nuclear power plants and other regulated industries. The Company plans to develop specific applications for the vertical markets on which the Company has focused. The Company believes that the modular and open nature of Altris EB provides an excellent platform for these market applications. Altris is a member of the Microsoft Developer Network (MSDN) which allows the Company to properly plan for support for Microsoft Windows 2000-TM- and Office 2000-TM-.

            The Company offers Altris EB as an upgrade for customers under maintenance contracts. The Company charges separately for any installation or integration costs. See "Item 1. Business--Strategy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Operating Expenses."

            There can be no assurance that the Altris EB product will receive market acceptance. The Company's product development efforts with respect to Altris EB are expected to continue to require substantial investments by the Company, and there can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has experienced product development delays in the past, and may experience delays in the future. Lack of market acceptance of the Company's Altris EB product, or failure to accurately anticipate customer demand and meet customer performance requirements could have a material adverse effect on the Company's results of operations and financial condition.

COMPETITION

            The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introduction and other market activities of industry participants. The Company currently encounters direct competition from a number of public and private companies such as Documentum, Inc., FileNet Corporation, OpenText and PC DOCS. Many of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

            The Company also faces indirect competition from systems integrators and VARs. The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendation of its products to potential purchasers. Although the Company seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company is unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position would be materially and adversely affected. Further, there can be no assurance that these third parties will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationship with, or support of, the Company and its products. In addition, RDBMS vendors, such as Oracle and Sybase, and other software developers such as Microsoft, may compete with the Company in the future. Like the Company's current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and a larger installed base of customers than the Company.

            The Company believes that the principal competitive factors affecting its market include system features such as scalability of the system, the ability to integrate with existing structural databases and other applications such as document workflow and PDM, the ability to provide image management capability, the price of the system, the level and cost of integration required, the impact of the system on network bandwidth, integration with existing business processes, the ability to operate on existing computing infrastructure and with existing applications, the system architecture and the ability to handle large and complex data types and to customize products to the client's needs. In addition, organizations also consider features such as the ability to search, retrieve, view, annotate and edit data in a controlled manner. Although the Company believes that it currently competes favorably with respect to the factors referenced above, there can be no assurance that the Company can maintain its competitive position against current and any potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company. In addition, the Company's significant losses and customer uncertainty regarding the Company's financial condition are likely to have a material adverse effect on the Company's ability to sell its products in the future against competition.

PRODUCT BACKLOG AND CURRENT CONTRACTS

            The Company's contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At December 31, 1998, the Company's contract backlog was $7,491,000, as compared to $9,610,000 at December 31, 1997. The Company expects $5,303,000 of the December 31, 1998 backlog to be completed in 1999, as compared to $8,210,000, of the December 31, 1997 backlog which the Company then expected to complete in 1998. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company's backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

            The Company's contracts with its customers generally contain provisions permitting termination at any time at the convenience of the customer (or the U.S. Government if the Company is awarded a subcontract under a prime contract with the U.S. Government), upon payment of costs incurred plus a reasonable profit on the goods and services provided prior to termination. To the extent the Company deals directly or through prime contractors with the U.S. Government or other governmental sources, it is subject to the business risk of changes in governmental appropriations. In order to reduce the risks inherent in competing for business with the U.S. Government, the Company has directed its government contracts marketing efforts toward teaming with large corporations, who typically have existing government contracts, can alleviate the cash flow burdens often imposed by government contracts and have more extensive experience in and resources for administering government contracts. The Company does not have any contractual arrangements regarding such joint marketing efforts. In the past, such efforts have been pursued when deemed appropriate by the Company and such corporations in response to opportunities for jointly providing systems or services to potential government agency customers.

PATENTS AND TECHNOLOGY

            The Company's success is dependent in part upon proprietary technology. The Company owns certain U.S. and foreign patents covering certain aspects of its document management systems technology including two patents concerning the technology used to present the raster data to the view, markup or edit user very quickly which involve data storage/transmission and scaling algorithms which utilize industry standards. The Company also owns a patent on technology to allow edit users to make changes to documents without having to specify whether they are working on raster or vector data and a patent for a revisory capability that allows users to modify and store drawing changes in raster and vector format for subsequent review of the original document and each sequential revision. There can be no assurance that the Company's patents will be found valid if challenged or, if valid, will provide meaningful protection against competition. While the Company believes that the protection afforded by its patents will have value, the rapidly changing technology in the industry makes the Company's success largely dependent on the technical competence and creative skills of its personnel.

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

EMPLOYEES

            As of March 23, 1999, the Company had 85 full-time employees, of whom 46 were engaged in product development and application engineering activities, 12 in customer support and implementation, 18 in sales and marketing and 9 in administration. The Company also utilizes consultants for specific projects. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense and the Company expects that such competition will continue for the foreseeable future. The Company has an incentive stock option plan for granting options to employees as a means of attracting and keeping key individuals. The Company believes that its future success will depend, in large measure, on its ability to continue to attract, hire and retain qualified employees and consultants.

ITEM 2.  PROPERTIES

            The Company's headquarters are located in San Diego, California. The Company leases 31,016 square feet of a 40,000 square foot building in San Diego. The term of the lease is through March 2001, at a monthly rent of $17,059, with annual increases of approximately 4%.

            In October 1996, the Company closed its engineering and sales office in Camarillo, California, approximately 50 miles northwest of Los Angeles. The facility is currently subleased. The lease covers 19,400 square feet of a 40,000 square foot building. The term of the lease is through April 2001. The monthly rent is $12,349, subject to annual adjustments not to exceed 4% in any year.

            The Company's United Kingdom subsidiary leases a facility which occupies 18,000 square feet in Ealing, London. The term of the lease is through March 2001. The monthly rent is $20,006.

            The Company also leases a facility in Florida under a lease which expires in 2002. The monthly rent is $5,444. The facility is currently subleased at the same rent.

            See Note 11 of the Notes to the Consolidated Financial Statements for further information regarding the Company's lease commitments.

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

            The consolidated amended complaint asserts claims for violations of sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and sections 25400 and 25500 of the California Corporations Code against the Company, Jay V. Tanna, John W. Low and Price Waterhouse LLP on behalf of persons who purchased the Company's stock between April 17, 1996 and March 11, 1998. The complaint seeks certification as a class action, compensatory damages in an unspecified amount, prejudgment and postjudgment interest, attorneys fees, expert witness fees and other costs, and unspecified extraordinary equitable and/or injunctive relief.

            On March 3, 1999, the Company entered into a Memorandum of Understanding providing for the settlement of these class actions. The Memorandum of Understanding provides that in exchange for the dismissal and release of all claims in these cases, (a) the Company's insurance carrier will pay $2,500,000 to the class of plaintiffs, (b) the Company will issue to the plaintiffs 2,304,271 shares of its common stock, which is equal to twenty percent of the sum of (i) the number of shares of common stock currently outstanding and (ii) the maximum number of shares issuable upon conversion of the Series D convertible Preferred Stock, and (c) the Company will cooperate with plaintiffs' counsel by providing certain documents and information regarding the claims asserted in the class actions. The settlement is subject to certain conditions, including the execution of a stipulation of settlement, notice to the class and approval by the court.

            On April 1, 1998, Altris' former Chairman of the Board, President and Chief Executive Officer, Jay V. Tanna and Altris entered into a Separation Agreement and Release of Claims providing Mr. Tanna with $215,000 of compensation to be paid over the course of one year. As part of the settlement of these class actions, Mr. Tanna has agreed to forego any claim for the unpaid compensation of $131,000 relating to the Separation Agreement and Release of Claims and to surrender his 35,000 shares of common stock. Mr. Tanna and Altris also have agreed to execute a Settlement Agreement and Mutual Release resolving all claims and disputes with one another, with the exception of certain existing indemnification obligations under

Altris' bylaws, California law, and the indemnity agreement between Altris and Mr. Tanna related to his services as a director and officer of Altris.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company did not submit any matters to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's Common Stock was traded on the Nasdaq National Market through March 11, 1998 when trading was suspended by the Nasdaq Stock Market. The Company was delisted from the Nasdaq National Market as a result of not meeting certain listing requirements. The Company now trades on the OTC Bulletin Board under the symbol "ALTS." The following table shows, for the calendar quarters indicated, the high and low sale prices of the Common Stock:

            YEAR ENDED DECEMBER 31, 1996            High            Low
                                                    ----            ---
            First Quarter  . . . . . . . . . . .  $13.88          $7.26
            Second Quarter . . . . . . . . . . .   18.00           8.76
            Third Quarter. . . . . . . . . . . .   12.50           7.38
            Fourth Quarter . . . . . . . . . . .   10.63           5.75

            YEAR ENDED DECEMBER 31, 1997

            First Quarter  . . . . . . . . . . .   $8.25          $4.50
            Second Quarter . . . . . . . . . . .    6.75           3.50
            Third Quarter. . . . . . . . . . . .    9.75           5.69
            Fourth Quarter . . . . . . . . . . .    8.19           2.75

            YEAR ENDED DECEMBER 31, 1998

            First Quarter  . . . . . . . . . . .   $3.00          $1.44
            Second Quarter . . . . . . . . . . .    1.00            .37
            Third Quarter. . . . . . . . . . . .    1.00            .25
            Fourth Quarter . . . . . . . . . . .     .65            .29

            The stock prices listed above have been restated to reflect the one-for-two reverse stock split effected by the Company on October 25, 1996.

            On March 23, 1999, there were approximately 453 holders of record of the Company's Common Stock and the last sale price of the Common Stock as reported on the Nasdaq National Market on March 23, 1999 was $1.00 per share.

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

            CONVERTIBLE PREFERRED STOCK. The Series D Preferred Stock bears a dividend of 11.5% per annum, accruing quarterly, and is convertible into shares of the Company's common stock at a conversion price of $6.00 per share (subject to reset on June 27, 1999 to the average closing price of the common stock on the 20 trading days immediately prior to June 27, 1999 if such average is less than $6.00 per share). The Company may redeem any or all of the Series D Preferred Stock at its stated value on or after June 27, 1999 at any time the 20-day average of the closing price of the common stock equals or exceeds $9.50 per share, and the Company may redeem any or all of the Series D Preferred Stock on or after June 27, 2002 at its stated value irrespective of the trading price of its common stock. If an event of default exists under the purchase agreement governing the issuance of the Series D Preferred Stock (the "Preferred Stock Purchase Agreement"), then the dividend rate increases to 14% per annum until such time as the event of default is cured. In addition, if the Company fails to pay dividends on six consecutive dividend payment dates, or the aggregate amount of unpaid dividends equals or exceeds $172.50 per share, then the Investor shall be entitled to nominate an additional director to the Company's board. As the Company is currently in default under the Preferred Stock Purchase Agreement as a result of non-payment of dividends due in 1998, the dividend rate on the Series D Preferred Stock has increased to 14%. In 1998, dividends of $87,000 were paid on the Series D Preferred Stock and as of December 31, 1998 accumulated unpaid dividends amounted to $350,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Factors That May Affect Future Results."

            SUBORDINATED DEBENTURE. The Subordinated Debenture, which was issued at 100% of par, provides for quarterly interest payments with a maturity date of June 27, 2002. The Company may prepay the Subordinated Debenture prior to maturity without penalty. In November 1998, the Company entered into a Security Agreement with the Investor providing the Investor with a second priority security interest in substantially all the assets of the Company. The Investor's security interest is subordinated to the first priority security interest of the lender under the Company's revolving credit agreements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Factors That May Affect Future Results."

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

ITEM 6.  SELECTED FINANCIAL DATA

            The following table sets forth selected consolidated financial data of the Company. The financial data for each of the five years in the period ended December 31, 1998 have been derived from the audited Consolidated Financial Statements. The results of Trimco are included below since December 27, 1995, the date of the acquisition.

            The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                            Year Ended December 31,
                                                        --------------------------------------------------------
Consolidated Statement of Operations Data                 1998        1997         1996        1995       1994
                                                          ----        ----         ----        ----       ----
                                                                  (In thousands except per share data)
Revenues                                                $ 12,803    $ 17,773    $ 19,549    $ 12,731    $  9,547
Cost of revenues                                           7,027       9,383       9,540       5,791       4,822
                                                        --------    --------    --------    --------    --------
Gross profit                                               5,776       8,390      10,009       6,940       4,725
                                                        --------    --------    --------    --------    --------
Operating expenses:
     Research and development                              2,314       4,155       3,363       1,402         769
     Marketing and sales                                   4,385       8,179       5,581       3,570       2,627
     General and administrative                            5,083       4,241       3,077       1,581       1,146
     Settlement of lawsuits                                1,128          --          --          --          --
     Write off of capitalized software                       625          --          --          --          --
     Write down of assets to net
           realizable value                                   --         190          --       1,664          --
     Charge for purchased research and
           development                                        --          --          --      10,595          --
Loss on office closure                                        --          --         410          --          --
                                                        --------    --------    --------    --------    --------
                                                          13,535      16,765      12,431      18,812       4,542
                                                        --------    --------    --------    --------    --------
(Loss) income from operations                             (7,759)     (8,375)     (2,422)    (11,872)        183
Interest and other income                                     31         383          88         137         207
Interest and other expense                                  (664)       (447)       (114)        (95)       (115)
                                                        --------    --------    --------    --------    --------
     Net (loss) income                                  $ (8,392)   $ (8,439)   $ (2,448)   $(11,830)   $    275
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
Basic net (loss) income per common share                $   (.92)   $   (.90)   $   (.26)   $  (1.68)   $   0.04
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
Diluted net (loss) income per common share              $   (.92)   $   (.90)   $   (.26)   $  (1.68)   $   0.04
                                                        --------    --------    --------    --------    --------
                                                        --------    --------    --------    --------    --------
Shares used in computing basic net (loss)
     per common share                                      9,615       9,585       9,250       7,026       6,992
Shares used in computing diluted net (loss)
     income per common share                               9,615       9,585       9,250       7,026       7,127

                                                                              At December 31,
                                                      ----------------------------------------------------------
Consolidated Balance Sheet Data                           1998        1997        1996        1995        1994
                                                        --------    --------    --------    --------    --------
                                                                             (In thousands)
Working capital (deficit)                              $ (6,509)   $ (1,977)   $  2,064    $    939    $  2,799
Total assets                                             11,366      15,836      18,260      19,002       9,771
Long-term obligations                                     6,453       2,920       1,966       1,420          --
Mandatorily redeemable convertible
     preferred stock                                      3,003       2,682          --          --          --
Shareholders' (deficit) equity                           (6,778)      2,048       9,863       8,116       5,658

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

RESULTS OF OPERATIONS

            The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statement of Operations for each of the last three fiscal years:


                                                              For the year ended December 31,
                                                          -------------------------------------
                                                            1998           1997          1996
                                                            ----           ----          ----
Revenues                                                   100.0%        100.0%         100.0%
Cost of revenues                                            54.9          52.8           48.8
                                                          -------       -------       --------
     Gross profit                                           45.1          47.2           51.2
                                                          -------       -------       --------
Operating expenses:
     Research and development                               18.1          23.4           17.2
     Marketing and sales                                    34.2          46.0           28.5
     General and administrative                             39.7          23.9           15.8
     Settlement of lawsuits                                  8.8             -              -
     Write off of capitalized software                       4.9             -              -
     Write down of assets to net realizable value              -           1.0              -
     Loss on office closure                                    -             -            2.1
                                                          -------       -------       --------
                                                           105.7          94.3           63.6
                                                          -------       -------       --------
Loss from operations                                       (60.6)        (47.1)         (12.4)
Interest and other income                                     .2           2.1             .5
Interest and other expense                                  (5.1)         (2.5)           (.6)
                                                          -------       -------       --------
     Net loss                                              (65.5)%       (47.5)%        (12.5)%
                                                          -------       -------       --------
                                                          -------       -------       --------

REVENUES

            Revenues were $12,803,000, $17,773,000 and $19,549,000 for 1998,
1997 and 1996, respectively. The decrease of $4,970,000 in 1998 compared to 1997 is primarily due to a decline in sales of new large systems. The decrease of $1,776,000 in 1997 compared to 1996 was the result of a decline in sales of new large systems, which was partially offset by an increase in revenues from system enhancements, expansions and maintenance.

            New systems revenues in 1998, 1997, and 1996 were $4,044,000 (32%),
$6,839,000 (38%), $10,262,000 (52%), respectively, while revenues from system enhancements, expansion and maintenance were $8,759,000 (68%), $10,934,000 (62%) and $9,287,000 (48%), respectively. System enhancements are changes to a system previously installed by the Company in order to, among other things, accommodate more documents or users, interface with different peripheral devices, update the system with recently developed improvements (including improvements which increase the speed of the system) or implement other changes in response to the customer's general data processing environment. See "Item 1. Business - Sales and Marketing".

            In 1998 and 1997, revenues from new systems decreased $2,795,000 and $3,423,000, respectively from the previous year. Management believes that the Company's inability to provide the Altris EB product as originally planned in 1997, which was to address the needs of new customers for additional features and functionality, was the principal cause for the decline in new systems revenue in 1998 and 1997. See "Item 1. Business-Development". In addition, the decline in new system revenues from 1996 to 1997 was due to a sale of one substantial system which accounted for 12% of total revenues in 1996, whereas in 1998 and 1997 no sale exceeded 10%. In 1998, revenues from system enhancements, expansion and maintenance decreased $2,175,000 from 1997. In 1997, revenues generated from system enhancements, expansion and maintenance increased $1,647,000 over 1996. Management believes the decrease in 1998 was largely due to the delay in the introduction of Altris EB and customers' uncertainty regarding the financial condition of the Company. In addition, management believes that future purchasing patterns of customers and potential customers have been affected by Year 2000 issues, with many companies expending significant resources to correct their software systems for Year 2000 compliance. These expenditures have reduced funds available to purchase software products such as those offered by the Company.

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

COST OF REVENUES

            Gross profit as a percentage of revenues was 45%, 47% and 51% for 1998, 1997 and 1996, respectively. The decrease in gross profit margin in 1998 from 1997 was due primarily to a greater proportion of revenues for 1998 related to the sale of third-party software products which have a significantly lower gross margin than the Company's proprietary software products. Software license revenues were $4,189,000, $8,154,000, and $9,554,000 in 1998, 1997 and 1996,
respectively, representing 33%, 46%, and 49% of revenues, respectively. The decline in software license revenues and related cost of license revenues generated from software sales in 1998 from 1997 was due to declines in sales generated from new systems and system expansions. Service revenues, which include maintenance, training and consulting services, decreased to $7,786,000 in 1998 from $7,969,000 in 1997. Hardware sales, which have a lower margin than software and services, decreased from $1,837,000 in 1996 to $1,650,000 in 1997 to $828,000 in 1998. The Company's software and services are sold at a significantly higher margin than third party products, which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace. Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services, proprietary hardware and third party software or hardware.

OPERATING EXPENSES

            Research and development expense was $2,314,000, $4,155,000, and $3,363,000 for 1998, 1997 and 1996, respectively. Research and development decreased $1,841,000 due in part to a reduction of personnel in 1998 from 1997. Research and development expense can vary based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized as incurred and then amortized when the product is available for general release to customers. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. See "Item 1. Business - Product
Development".

            Marketing and sales expense was $4,385,000, $8,179,000, and $5,581,000 for 1998, 1997 and 1996, respectively. As a result of the delay in releasing Altris EB, the Company's next generation document management software, the Company reduced marketing and promotional costs and personnel, resulting in a reduction of $3,794,000 in marketing and sales expense in 1998 compared to 1997. In 1997 in connection with the initial marketing of the new Altris EB product suite, and efforts to increase name recognition for the new "Altris" name which the Company adopted in October of 1996, the Company incurred substantial marketing and promotional costs. The increase from 1996 to 1997 was primarily due to these promotions and additional sales and support personnel hired and related costs associated therewith.

            General and administrative expense was $5,083,000, $4,241,000, and $3,077,000 for 1998, 1997 and 1996, respectively. The increase from 1997 to 1998 was primarily due to increased legal, accounting and consultancy costs associated with the Company's restatement of its financial statements for fiscal year 1996 and the three interim quarters in 1997 and the resulting securities class action lawsuits. In addition, during 1998 the Company incurred $611,000 in charges resulting primarily from severance costs, including amounts owed under a Separation Agreement between the Company and its former CEO. In addition, during the fourth quarter of 1998, the Company reduced the life of the goodwill associated with its London subsidiary from seven to four years as a result of uncertainties regarding future benefits to the Company provided by the goodwill due to recurring significant losses and negative cash flow of the subsidiary. Goodwill amortization expense in 1998 increased $450,000 as a result of the change in the remaining estimated useful life of the goodwill. The increase from 1996 to 1997 was due primarily to expenses associated with an increase in the allowance for doubtful accounts, a contract dispute and an increase in legal and professional fees, goodwill amortization, and investor relations expenses. In addition, during the second quarter of 1997, the Company wrote off certain offering costs, resulting in a one-time charge to operations in the amount of $270,000. The costs that were written off were not directly related to the private placement that occurred during the second quarter of 1997. General and administrative expense includes amortization of goodwill which increased from $746,000 in 1996, to $853,000 in 1997 and $1,269,000 in 1998.

            On March 3, 1999 ("the settlement date"), the Company entered into a Memorandum of Understanding providing for the settlement of certain consolidated securities class action lawsuits pending against the Company. The Company recorded expense of $1,128,000 in connection with this settlement in 1998 based on the average closing market price in the week preceding the settlement date times the number of shares of the Company's common stock to be issued in the settlement. (See "Item 3. Legal Proceedings" and Note 12 to the Consolidated Financial Statements.)

            In the fourth quarter 1998, the Company made certain changes in the architecture of its Altris EB product to utilize Microsoft Transaction Server. As a result of these changes, the Company abandoned a certain portion of its previously developed server code and expensed the related capitalized software costs totaling $625,000 in 1998.

            In 1997 the Company wrote off $190,000 of certain software development costs related to products for which costs were deemed to be unrecoverable due to the future product direction of the Company.

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

INTEREST AND OTHER INCOME

            Interest and other income was $31,000 $383,000, and $88,000 for 1998, 1997 and 1996, respectively. The decrease was due to lower cash balances in 1998 compared to 1997. The increase in 1997 from 1996 was primarily due to the subletting of a facility for rent equal to the Company's obligation under non-cancelable terms for which the Company had previously accrued a loss for the unfavorable lease. In addition, the increase in 1997 from 1996 was due to higher short-term investment balances.

INTEREST AND OTHER EXPENSE

            Interest and other expense totaled $664,000, $447,000 and $114,000 for 1998, 1997 and 1996, respectively. The increase for 1998 compared to 1997 was due to a higher debt balance coupled with a higher rate of interest paid on the Company's debt in 1998 as compared to 1997. The increase in 1997 from 1996 was also due to these same factors.

LIQUIDITY AND CAPITAL RESOURCES

            At December 31, 1998, the Company's cash and cash equivalents totaled $530,000 as compared to $1,938,000 at December 31, 1997, and its current ratio was .3 to 1. The Company has two revolving credit facilities which provide for borrowings of up to $838,000. At December 31, 1998, $838,000 was outstanding on the revolving loan agreements. In addition, the Company's U.K. subsidiary has an overdraft credit facility of $415,000 (L250,000). The outstanding balance on this facility is payable on demand of the lender. At December 31, 1998, borrowings on this facility were $375,000. The Company has guaranteed the borrowings on this facility. The Company and the bank agreed to extend the facility from January 15, 1999 to April 30, 1999 for total borrowings not to exceed $415,000 (L250,000). Interest shall be payable at 3% per annum over the bank's base rate. See Note 4 of the Notes to the Consolidated Financial Statements.

            In 1998, cash provided by operating and financing activities totaled $1,158,000 and $122,000, respectively, while cash used in investing activities totaled $2,653,000. On September 21, 1998, the Company entered into an agreement with SDRC to sell its RIPS product, including source code and to license certain other software including portions of the Company's document management products, Enabler and EB. The transaction provided cash of $2,375,000 to the Company. Revenue related to this sale is being recognized over five years. The balance of revenue not yet recognized is included in deferred revenue, although such revenue will not result in further cash payment to the Company. Cash provided by other deferred revenue totaled $1,216,000 in 1998. Deferred revenue varies from quarter to quarter, and depends on the timing of payments received for the Company's products and services as compared to the timing of revenue recognition. The Company also received cash provided by financing activities through net borrowings of $209,000 under the Company's revolving loan and bank agreements. In 1997, cash provided by financing activities totaled $4,443,000 of which $5,306,000 was generated by issuance of the Subordinated Debenture and the Series D Preferred Stock in a private placement. This amount was partially offset by repayments net of borrowings on the Company's revolving loan agreements of $909,000. Cash used in operating and investing activities in 1997 totaled $2,355,000 and $2,372,000, respectively.

            As a result of misapplications in its revenue recognition policies, the Company, in 1998, restated its previously presented interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997. The restatement triggered events of default under each of the Company's revolving loan agreements and under the Subordinated Debenture. The lenders under such agreements and the Subordinated Debenture agreed to waive such events of default. The Lender has also waived compliance with certain financial covenants through March 15, 2000. There can be no assurances that the Company will be able to secure from its lenders a further waiver of any events of default, including any events of default occurring after March 15, 2000 under the financial covenants of the revolving loan agreements. If such events of default are not then waived, the Company may then be required to repay the full amount of its outstanding indebtedness under the revolving credit agreements and the Subordinated Debenture. Defaults in the payment of such indebtedness or in the performance of other covenants under the agreements related to such indebtedness, whether occurring prior to or after March 15, 2000, could also result in the Company being required to repay the full amount of such indebtedness. In addition because the overdraft credit facility of the Company's U.K. subsidiary is payable upon demand, the Company could be required to at any time to repay all outstanding borrowings under such facility. The repayment of such indebtedness would require additional debt or equity financing. There can be no assurances that any such financing would be available.

            Due to significant losses and decreasing sales, the Company, in 1998, reduced its payroll cost, the largest cost element. In addition, the Company has made further reductions of other expenditures. In the first quarter of 1999, the Company has experienced a reduction in incoming orders. The Company's ability to continue operations is dependent upon the generation of new system sales of Altris EB in the near term, which cannot be assured. Given the substantial uncertainties confronting the Company, there can be no assurance that sufficient cash flows will be generated by the Company in the near term to meet its current obligations. Accordingly, the Company is investigating raising additional cash through a debt or equity offering or other means. Management believes that such additional cash through the issuance of debt or other means will be necessary to enable the Company to meet its short term needs for working capital. There can be no assurance that additional debt or equity financing will be available, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing in the near future, can be expected to have a material adverse affect on the Company's business, results of operations, and financial condition.

NET OPERATING LOSS TAX CARRYFORWARDS

            As of December 31, 1998, the Company had a net operating loss carryforward ("NOL") for federal and state income tax purposes of $42,000,000 and $9,429,000, respectively which expires over the years 1999 through 2018. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $500,000, which will substantially expire in the years 2000 through 2005. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes. However, the Company's ability to utilize any NOL and credit carryforwards in future years may be restricted in the event the Company undergoes an "ownership change," generally defined as a more than 50 percentage point change of ownership by one or more statutorily defined "5-percent stockholders" of a corporation, as a result of future issuances or transfers of equity securities of the Company within a three-year testing period. In the event of an ownership change, the amount of NOL attributable to the period prior to the ownership change that may be used to offset taxable income in any year thereafter generally may not exceed the fair market value of the Company immediately before the ownership change (subject to certain adjustments) multiplied by the applicable long-term, tax-exempt rate announced by the Internal Revenue Service in effect for the date of the ownership change. A further limitation would apply to restrict the amount of credit carryforwards that might be used in any year after the ownership change. As a result of these limitations, in the event of an ownership change, the Company's ability to use its NOL and credit carryforwards in future years may be delayed and, to the extent the carryforward amounts cannot be fully utilized under these limitations within the carryforward periods, these carryforwards will be lost. Accordingly, the Company may be required to pay more Federal income taxes or to pay such taxes sooner than if the use of its NOL and credit carryforwards were not restricted.

            Over the past five years, the Company has issued equity securities in connection with the private placement in June 1997, the Trimco acquisition in December 1995, the Optigraphics acquisition in September 1993 and through traditional stock option grants to employees. Although there was no "ownership change" in 1997, this activity increases the potential for an "ownership change" for income tax purposes.

            In connection with the acquisition of Trimco, the Company acquired $926,000 in deferred tax assets of which approximately $626,000 was provided as a valuation allowance. In June 1997, the $300,000 tax asset was realized. In the event that remaining tax benefits acquired in the Trimco acquisition are realized, such benefits will be used first to reduce any remaining goodwill and other intangible assets related to the acquisition. Once those assets are reduced to zero, the benefit will be included as a reduction of the Company's income tax provision.

            In connection with the acquisition of Optigraphics, the Company acquired Optigraphics' net operating losses which are limited to offset against that entity's future taxable income, subject to annual limitations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

            UNCERTAIN IMPACT OF RESTATEMENT OF FINANCIAL STATEMENTS

            As a result of the misapplications in its revenue recognition policies, the Company in 1998 restated its previously presented interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997. In connection with the misapplications, conditions which collectively represented material weaknesses in the Company's internal accounting controls were identified. These conditions included a lack of (i) sufficient oversight by the Company in regard to revenue recognition practices of the Company's U.K. subsidiary, (ii) adherence to existing internal controls and (iii) an adequate internal control structure in the Company's U.K. subsidiary.

            To address the material weaknesses represented by these conditions, the Company adopted a plan to strengthen the Company's internal accounting controls. This plan included updating the Company's revenue recognition policies regarding accounting and reporting for its customer contracts and contracts with Value Added Resellers (VARs). The Company has implemented these policies.

            The report of the Company's independent accountants, Grant Thornton LLP, on the Company's Consolidated Financial Statements as of and for the year ended December 31, 1998 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. See "Report of Independent Certified Public Accountants" accompanying the Consolidated Financial Statements. The Company's restatement of its financial statements, de-listing of the Company's Common Stock from the Nasdaq National Market as a result of the Company's failure to meet certain listing requirements, corporate actions to restructure operations and reduce operating expenses, and customer uncertainty regarding the Company's financial condition has had, and are likely to have in the future, a material adverse effect on the Company and its ability to sell its products in future.

            FOREIGN CURRENCY

            The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. In fiscal 1998, revenue from the United States, Europe and other locations in the world were 63%, 33% and 4%, respectively. This compares to 56%, 37% and 7%, respectively, in fiscal 1997 and 65%, 28% and 7%, respectively in fiscal 1996. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. The Company has recently increased its sales efforts in international markets outside Europe, including Asia and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. In addition, the current continued weakness in Asian currencies may result in reduced revenues from the countries affected by this condition. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

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

YEAR 2000 COMPLIANCE

            Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' computer systems and/or software may need to be upgraded or replaced to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

            The Company has commenced a program, to be substantially completed by the Fall of 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. Implementation of software products from third parties, however, will require the dedication of administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999 as a part of the Company Year 2000 compliance program. The Company is in the process of completing Year 2000 compliance reviews and upgrades to software or systems which are deemed critical to the Company's business. The Company expects to complete this by mid 1999. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations.

            The Company, in its ordinary course of business, tests and evaluates its own software products. The Company has tested all of its legacy products and believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of the Company's software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such date data. However, some of the Company's customers are running product versions that are not Year 2000 compliant. The Company has been encouraging these customers to migrate to current product versions. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions. To the extent the Company's software products are not fully Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. In addition, some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it.

            In addition, management believes that future purchasing patterns of customers and potential customers have been affected by Year 2000 issues, with many companies expending significant resources to correct their software systems for Year 2000 compliance. These expenditures have reduced funds available to purchase software products such as those offered by the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No items.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Altris Software, Inc.

We have audited the accompanying consolidated balance sheet of Altris Software, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altris Software, Inc. as of December 31, 1998 and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Altris Software, Inc. for the year ended December 31, 1998. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and has deficiencies in working capital and stockholders' equity. Also, the Company has significant amounts of debt maturing in the year ending December 31, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GRANT THORNTON LLP

Irvine, California
March 23, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of Altris Software, Inc.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of Altris Software, Inc. and its subsidiaries as of and for each of the two years in the period ended December 31, 1997 listed in the index appearing under Item 14 (a)(1) on page 50, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 50, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have not audited the consolidated financial statements of Altris Software, Inc. and its subsidiaries for any period subsequent to December 31, 1997.

/S/ PRICE WATERHOUSE LLP

San Diego, California
May 12, 1998

                              ALTRIS SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEET

                                                            December 31,
                                                  -----------------------------
                                                       1998           1997
                                                  -------------    ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                       $    530,000    $  1,938,000
   Short term investments                                    --         133,000
   Receivables, net                                   1,128,000       3,045,000
   Inventory, net                                       277,000         460,000
   Other current assets                                 244,000         633,000
                                                  -------------    ------------
      Total current assets                            2,179,000       6,209,000

Property and equipment, net                           1,565,000       2,270,000
Computer software, net                                4,685,000       3,042,000
Goodwill, net                                         2,645,000       3,914,000
Other assets                                            292,000         401,000
                                                  -------------    ------------
      Total assets                                 $ 11,366,000    $ 15,836,000
                                                  -------------    ------------
                                                  -------------    ------------

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Accounts payable                                $  2,779,000    $  2,928,000
   Accrued liabilities                                1,934,000       2,758,000
   Notes payable                                        745,000         730,000
   Deferred revenue                                   3,230,000       1,770,000
                                                  -------------    ------------
      Total current liabilities                       8,688,000       8,186,000

Long term notes payable                                 468,000         274,000
Deferred revenue, long term portion                   2,131,000              --
Other long term liabilities                           1,263,000         173,000
Subordinated debt, net of discount                    2,591,000       2,473,000
                                                  -------------    ------------
      Total liabilities                              15,141,000      11,106,000
                                                  -------------    ------------

Commitments                                                  --              --

Mandatorily redeemable convertible preferred
   stock, $1,000 par value, 3,000 shares
   authorized; 3,000 shares Issued and
   outstanding ($3,350,000 and $3,000,000
   total liquidation preference, respectively)        3,003,000       2,682,000

Shareholders' (deficit) equity:
   Common stock, no par value, 20,000,000 shares
      authorized; 9,614,663 issued and
      outstanding in 1998 and 1997                   61,201,000      61,600,000
   Common stock warrants                                585,000         585,000
   Accumulated other comprehensive income               (10,000)         25,000
   Accumulated deficit                              (68,554,000)    (60,162,000)
                                                  -------------    ------------
      Total shareholders' (deficit) equity           (6,778,000)      2,048,000
                                                  -------------    ------------
           Total liabilities and shareholders'
             (deficit) equity                      $ 11,366,000    $ 15,836,000
                                                  -------------    ------------
                                                  -------------    ------------

      The accompanying notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the year ended December 31,
                                                    ---------------------------------------------
                                                         1998           1997             1996
                                                         ----           ----             ----
Revenues:
     Licenses                                       $  4,189,000    $  8,154,000    $  9,554,000
     Services and other                                8,614,000       9,619,000       9,995,000
                                                    ------------    ------------    ------------
          Total revenues                              12,803,000      17,773,000      19,549,000
                                                    ------------    ------------    ------------

Cost of revenues:

     Licenses                                          1,553,000       2,059,000       2,194,000
     Services and other                                5,474,000       7,324,000       7,346,000
                                                    ------------    ------------    ------------
          Total cost of revenues                       7,027,000       9,383,000       9,540,000
                                                    ------------    ------------    ------------

Gross profit                                           5,776,000       8,390,000      10,009,000
                                                    ------------    ------------    ------------

Operating expenses:
     Research and development                          2,314,000       4,155,000       3,363,000
     Marketing and sales                               4,385,000       8,179,000       5,581,000
     General and administrative                        5,083,000       4,241,000       3,077,000
     Settlement of lawsuits                            1,128,000              --              --
     Write off of capitalized software                   625,000              --              --
     Write down of assets to net realizable value             --         190,000              --
     Loss on office closure                                   --              --         410,000
                                                    ------------    ------------    ------------
          Total operating expenses                    13,535,000      16,765,000      12,431,000
                                                    ------------    ------------    ------------

Loss from operations                                  (7,759,000)     (8,375,000)     (2,422,000)

Interest and other income                                 31,000         383,000          88,000
Interest and other expense                              (664,000)       (447,000)       (114,000)
                                                    ------------    ------------    ------------

Net loss                                            $ (8,392,000)   $ (8,439,000)   $ (2,448,000)
                                                    ------------    ------------    ------------
                                                    ------------    ------------    ------------
Basic net loss per common share                     $       (.92)   $       (.90)   $       (.26)
                                                    ------------    ------------    ------------
                                                    ------------    ------------    ------------
Diluted net loss per common share                   $       (.92)   $       (.90)   $       (.26)
                                                    ------------    ------------    ------------
                                                    ------------    ------------    ------------

Shares used in computing basic and diluted
     net loss per common share                         9,615,000       9,585,000       9,250,000

      The accompanying notes are an integral part of these consolidated financial statements.

                                ALTRIS SOFTWARE, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                         Preferred Stock                 Common Stock                Common
                                                 ----------------------------     --------------------------         Stock
                                                     Shares          Amount         Shares          Amount         Warrants
                                                 ------------   -------------     ----------    ------------    -------------
Balance at December 31, 1995                         172,500    $  3,306,000       8,475,452    $ 54,085,000    $         --
    Exercise of stock options                             --              --         316,875       1,263,000              --
    Conversion of Series B Preferred Stock to
       Common Stock                                 (172,500)     (3,306,000)        406,617       3,306,000              --
    Issuance of Series C Preferred Stock             100,000       1,964,000              --              --              --
    Conversion of Series C
       Preferred Stock to Common Stock              (100,000)     (1,964,000)        236,000       1,964,000              --
    Conversion of note to Common Stock                    --              --         125,000         965,000              --
    Foreign currency translation adjustment               --              --              --              --              --
    Net loss                                              --              --              --              --              --
           Total Comprehensive Income
                                                 ------------   -------------     ----------    ------------    -------------
Balance at December 31, 1996                              --              --       9,559,944      61,583,000              --
    Exercise of stock options                             --              --          54,719         193,000              --
    Issuance of common stock warrants                     --              --              --              --         585,000
    Preferred stock dividends                             --              --              --        (176,000)             --
    Foreign currency translation adjustment               --              --              --              --              --
    Net loss                                              --              --              --              --              --
           Total Comprehensive Income                     --              --              --              --              --
                                                 ------------   -------------     ----------    ------------    -------------
Balance at December 31, 1997                              --              --       9,614,663      61,600,000         585,000
    Foreign currency translation adjustment               --              --              --              --              --
    Preferred stock dividends                             --              --              --        (408,000)             --
    Stock option issued as compensation
       to non-employee                                    --              --              --           9,000              --
    Net loss                                              --              --              --              --              --
           Total Comprehensive Income
                                                 ------------   -------------     ----------    ------------    -------------
Balance at December 31, 1998                              --    $         --       9,614,663    $ 61,201,000    $    585,000
                                                 ------------   -------------     ----------    ------------    -------------
                                                 ------------   -------------     ----------    ------------    -------------
                                                 Accumulated
                                                    Other
                                                Comprehensive    Accumulated                   Comprehensive
                                                    Income         Deficit          Total          Income
                                                -------------   -------------   -------------  -------------
Balance at December 31, 1995                    $         --    $(49,275,000)   $  8,116,000    $         --
    Exercise of stock options                             --              --       1,263,000              --
    Conversion of Series B Preferred Stock to
       Common Stock                                       --              --              --              --
    Issuance of Series C Preferred Stock                  --              --       1,964,000              --
    Conversion of Series C
       Preferred Stock to Common Stock                    --              --              --              --
    Conversion of note to Common Stock                    --              --         965,000              --
    Foreign currency translation adjustment            3,000              --           3,000           3,000
    Net loss                                              --      (2,448,000)     (2,448,000)     (2,448,000)
                                                                                                 ------------
           Total Comprehensive Income                                                           $ (2,445,000)
                                                                                                 ------------
                                                                                                 ------------
                                                -------------   -------------   -------------
Balance at December 31, 1996                           3,000     (51,723,000)      9,863,000
    Exercise of stock options                             --              --         193,000    $         --
    Issuance of common stock warrants                     --              --         585,000              --
    Preferred stock dividends                             --              --        (176,000)             --
    Foreign currency translation adjustment           22,000              --          22,000          22,000
    Net loss                                              --      (8,439,000)     (8,439,000)     (8,439,000)
                                                                                                 ------------
           Total Comprehensive Income                     --              --              --      (8,417,000)
                                                                                                 ------------
                                                                                                 ------------
                                                -------------   -------------   -------------
Balance at December 31, 1997                          25,000     (60,162,000)      2,048,000
    Foreign currency translation adjustment          (35,000)             --         (35,000)   $    (35,000)
    Preferred stock dividends                             --              --        (408,000)             --
    Stock option issued as compensation
       to non-employee                                    --              --           9,000              --
    Net loss                                              --      (8,392,000)     (8,392,000)     (8,392,000)
                                                                                                 ------------
           Total Comprehensive Income                                                           $ (8,427,000)
                                                                                                 ------------
                                                                                                 ------------
                                                -------------   -------------   -------------
Balance at December 31, 1998                    $    (10,000)   $(68,554,000)   $ (6,778,000)
                                                -------------   -------------   -------------
                                                -------------   -------------   -------------

      The accompanying notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the year ended December 31,
                                                                          ---------------------------------------------------
                                                                              1998              1997                 1996
                                                                          ------------    --------------      ---------------
Cash flows from operating activities:
     Net loss                                                             $(8,392,000)    $  (8,439,000)      $  (2,448,000)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                     2,659,000         2,389,000           2,000,000
          Loss on disposal of assets                                           46,000            15,000              12,000
          Settlement of lawsuits                                            1,128,000                 -
          Write off of capitalized software                                   625,000                 -                   -
          Write down of assets to net realizable value                              -           190,000                   -
          Changes in assets and liabilities, net of effect
            of acquisitions:
                 Receivables, net                                           1,917,000         2,005,000            (843,000)
                 Inventory                                                    183,000            12,000              (3,000)
                 Other assets                                                 403,000           328,000            (569,000)
                 Accounts payable                                            (149,000)          441,000             295,000
                 Accrued liabilities                                         (815,000)        1,072,000          (1,525,000)
                 Deferred revenue                                           3,591,000           222,000             319,000
                 Other long term liabilities                                  (38,000)         (590,000)           (182,000)
                                                                       --------------     -------------     ---------------
Net cash provided by (used in) operating activities                         1,158,000        (2,355,000)         (2,944,000)
                                                                       --------------     -------------     ---------------
Cash flows from investing activities:
     Sale or maturity of short term investments                               133,000         1,652,000             180,000
     Purchases of short term investments held to maturity                           -        (1,499,000)                  -
     Purchases of property and equipment                                     (137,000)         (833,000)         (1,142,000)
     Purchases of software                                                   (294,000)          (41,000)           (306,000)
     Computer software capitalized                                         (2,355,000)       (1,651,000)         (1,078,000)
                                                                       --------------     -------------     ---------------
Net cash used in investing activities                                      (2,653,000)       (2,372,000)         (2,346,000)
                                                                       --------------     -------------     ---------------
Cash flows from financing activities:
     Repayments of revolving loan and bank agreements                        (333,000)       (2,689,000)           (212,000)
     Net borrowings under revolving loan and bank
          agreements                                                          542,000         1,780,000           1,450,000
     Net proceeds from issuance of preferred stock                                  -         2,653,000           1,964,000
     Payment of preferred stock dividends                                     (87,000)         (147,000)                  -
     Net proceeds from issuance of subordinated debt and
          warrants                                                                  -         3,000,000                   -
     Cash payments for debt issuance costs                                          -          (347,000)                  -
     Proceeds from exercise of stock options                                        -           193,000           1,263,000
     Principal payment under cash advanced by a bank
          related to former Optigraphics shareholder
          notes payable                                                             -                -           (1,634,000)
                                                                       --------------     -------------     ---------------
Net cash provided by financing activities                                     122,000         4,443,000           2,831,000
                                                                       --------------     -------------     ---------------
Effect of exchange rate changes on cash                                       (35,000)           22,000               3,000
                                                                       --------------     -------------     ---------------
Net decrease in cash and cash equivalents                                  (1,408,000)         (262,000)         (2,456,000)
Cash and cash equivalents at beginning of period                            1,938,000         2,200,000           4,656,000
                                                                       --------------     -------------     ---------------
Cash and cash equivalents at end of period                             $      530,000     $   1,938,000     $     2,200,000
                                                                       --------------     -------------     ---------------
                                                                       --------------     -------------     ---------------

      The accompanying notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - LIQUIDITY AND CAPITAL RESOURCES:

            The Company has suffered recurring losses, and has an accumulated deficit of $68,554,000, a working capital deficit of $6,509,000 and a deficit in shareholders' equity of $6,778,000 as of December 31, 1998, which raise substantial doubt about the Company's ability to continue as a going concern. Due to significant losses and decreasing sales, the Company, in 1998, reduced its payroll cost, the largest cost element. In addition, the Company has made further reductions of other expenditures. In the first quarter of 1999, the Company has experienced a reduction in incoming orders. The Company's ability to continue operations is dependent upon the generation of new system sales of Altris EB in the near term, which cannot be assured. Given the substantial uncertainties confronting the Company, there can be no assurance that sufficient cash flows will be generated by the Company in the near term to meet its current obligations. Accordingly, the Company is investigating raising additional cash through a debt or equity offering or other means. Management believes that such additional cash through the issuance of debt or equity will be necessary to enable the Company to meet its short-term needs for working capital. There can be no assurance that additional debt or equity financing will be available, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing in the near future, can be expected to have a material adverse affect on the Company's business, results of operations, and financial condition.

NOTE 2 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

            The Company develops, markets and supports a suite of object-oriented, client/server document management software products. These products were developed to enable customers in a broad range of industries to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital.

PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY

            The functional currency of the Company's United Kingdom subsidiary is the pound sterling. Assets and liabilities are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect for the period. Net currency exchange gains or losses resulting from such transaction are excluded from net income and accumulated as other comprehensive income in a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions, which are not significant, are included in the Consolidated Statements of Operations.

USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include realizability of deferred income tax assets, capitalized software costs, goodwill, allowance for doubtful accounts and reserves for excess or obsolete inventory.

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


REVENUE RECOGNITION

            The Company's revenues are derived from sales of its document management systems that are primarily composed of software and services, including maintenance, training and consulting services, and third party software and hardware. In 1998, the Company recognized revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition." In 1997 and 1996, the Company recognized revenue in accordance with Statement of Position 91-1 "Software Revenue Recognition". The implementation of 97-2 in 1998 did not materially affect the Company's revenue recognition policies. Software license and third party product revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection is probable. In cases where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Annual maintenance revenues, which consist of ongoing support and product updates, are recognized on a straight-line basis over the term of the contract. Payments received in advance of performance of the related service for maintenance contracts are recorded as deferred revenue. Revenues from training and consulting services are recognized when the services are performed and adequate evidence of providing such services is available. Contract revenues for long term contracts or programs requiring specialized systems are recognized using the percentage-of-completion method of accounting, primarily based on contract labor hours incurred to date compared with total estimated labor hours at completion. Provisions for anticipated contract losses are recognized at the time they become known.

            Contracts are billed based on the terms of the contract. There are no retentions in billed contract receivables. Unbilled contract receivables relate to revenues earned but not billed at the end of the period. Billings in excess of costs incurred and related earnings are included in deferred revenue.

FAIR VALUE OF FINANCIAL INSTRUMENTS

            Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1998, management believes that the carrying amounts of cash and cash equivalents, short-term investments, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans and lines of credit approximate their fair values as they reprice based on the prime rate and adjust for significant changes in credit risk, and the carrying value of the subordinated debt approximates its fair value.

SHORT TERM INVESTMENTS

            Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of December 31, 1997, the Company had $133,000 in debt securities with a maturity date of one year or less. The Company has classified its debt securities as held to maturity and records such securities at amortized cost. In 1998, the Company redeemed its debt securities at maturity with no realized gains or losses. Unrealized gains and losses were not significant in 1997.

CONCENTRATION OF CREDIT RISK

            The Company provides products and services to customers in a variety of industries worldwide, including petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company's customer base.

INVENTORY

            Inventory consists of parts, supplies and subassemblies primarily used in maintenance contracts which service the Company's hardware products sold in prior years. Inventory is stated at the lower of cost or market

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


value. Cost is determined using the first-in, first-out (FIFO) method. As of December 31, 1998 and 1997, the Company has provided a reserve of $651,000 and $511,000, respectively, to reduce the carrying amount to its estimated net realizable value.

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

GOODWILL

            Goodwill represents the excess of cost of purchased businesses over the fair value of tangible and identifiable intangible net assets acquired at the date of acquisition. Goodwill is amortized over its estimated useful life of four to seven years. The Company evaluates the carrying value of unamortized goodwill at each balance sheet date to determine whether any adjustments are required. In late 1998, the Company reduced the life of the goodwill associated with its London subsidiary from seven to four years as a result of uncertainties regarding future benefits to the Company provided by goodwill due to recurring significant losses and negative cash flow of the subsidiary. Accumulated amortization of goodwill was $3,014,000 and $1,745,000 at December 31, 1998 and 1997, respectively. The related amortization expense was $1,269,000, $853,000 and $746,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

            Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product's current gross revenues to the total of current and expected gross revenues or the straight line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $1,216,000 and $1,352,000 at December 31, 1998 and 1997, respectively. The related amortization expense was $381,000, $712,000 and $614,000 for the years ended December 31, 1998, 1997 and
1996, respectively. The Company evaluates the carrying value of unamortized capitalized software costs at each balance sheet date to determine whether any impairment adjustments are required. In late 1998, the Company made certain changes in the architecture of its Altris EB product to utilize Microsoft Transaction Server. As a result of these changes, the Company abandoned a certain portion of its previously developed server code and expensed the related capitalized software costs totaling $625,000 in 1998. At December 31, 1998, total capitalized software costs associated with Altris EB totaled $4,672,000, of which $2,355,000 was capitalized in 1998.

            In 1997, the Company wrote off $190,000 of certain capitalized software development costs related to products for which costs were deemed to be unrecoverable due to the future product direction of the Company.

DEFERRED DEBT ISSUANCE COSTS

            Deferred debt issuance costs related to the Subordinated Debt (see
Note 4) are recorded at cost and are being amortized over 5 years using the straight-line method, which is considered to approximate the effective interest rate method. Accumulated amortization of debt issuance costs was $104,000 and $34,000 at December 31, 1998 and 1997, respectively. The related amortization expense was $70,000 and $34,000 for the years ended December 31, 1998 and 1997, respectively.

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


LONG-LIVED ASSETS

            The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

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

NET LOSS PER COMMON SHARE

            The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), "Earnings Per Share", for fiscal 1997 and retroactively restated all prior periods to conform with FAS 128 as required. Basic net loss per common share is computed as net loss plus accretion of dividends on mandatorily redeemable convertible preferred stock divided by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed as net loss divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period and assumes conversion into common stock at the beginning of each period of all outstanding shares of convertible preferred stock. Computations of basic and diluted earnings per share do not give effect to individual potential common stock instruments for any period in which their inclusion would be anti-dilutive.

COMPREHENSIVE INCOME

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company implemented SFAS No. 130 effective January 1, 1998.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

            In March of 1998, the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance on accounting for the costs of computer software developed or obtained for internal use. In December of 1998, the AICPA also issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions", which applies to certain multiple-element arrangements. The Company will implement both SOP's effective January 1, 1999, which will not have a material effect on the Company's results of operations.

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


REVERSE STOCK SPLIT

            In October 1996, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation to effectuate a 1-for-2 reverse stock split of all outstanding shares of the Company's common stock. All references in the Consolidated Financial Statements and in these notes have been restated to reflect the split.

RECLASSIFICATIONS

            Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

STATEMENT OF CASH FLOWS

            Cash and cash equivalents are comprised of cash on hand and short-term investments with original maturities of less than 90 days.

The following table provides supplemental cash flow information:

                                                                              For the year ended December 31,
                                                          -------------------------------------------------------------------
                                                                 1998                     1997                   1996
                                                                 ----                     ----                   ----
Supplemental cash flow information:
     Interest paid                                        $          445,000      $          294,000      $           75,000
                                                          ------------------      ------------------      ------------------
                                                          ------------------      ------------------      ------------------
Schedule of noncash financing activities:
     Conversion of Preferred Stock and note payable
          to Common Stock                                 $                -      $                -      $        6,235,000
                                                          ------------------      ------------------      ------------------
                                                          ------------------      ------------------      ------------------

     Accretion of dividends on mandatorily
          redeemable convertible preferred stock          $          408,000      $           29,000      $                -
                                                          ------------------      ------------------      ------------------
                                                          ------------------      ------------------      ------------------

     Stock option issued as compensation
          to non-employee                                 $            9,000      $                -      $                -
                                                          ------------------      ------------------      ------------------
                                                          ------------------      ------------------      ------------------

NOTE 3 - BALANCE SHEET INFORMATION:

                                                                            December 31,
                                                            ----------------------------------------------------
                                                                1998                                1997
                                                                ----                                ----
            RECEIVABLES, NET:
                    Billed receivables                       $        1,193,000               $        3,111,000
                    Unbilled receivables                                129,000                          219,000
                    Less allowance for doubtful accounts               (194,000)                        (285,000)
                                                             -------------------              ------------------
                                                             $        1,128,000               $        3,045,000
                                                             -------------------              ------------------
                                                             -------------------              ------------------

            PROPERTY AND EQUIPMENT, NET:
                    Computer equipment                       $        6,339,000               $        6,269,000
                    Machinery and equipment                             455,000                          549,000
                    Furniture and fixtures                              602,000                          594,000
                    Leasehold improvements                              570,000                          548,000
                                                             ------------------               ------------------
                                                                      7,966,000                        7,960,000
                    Less accumulated depreciation



                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          and amortization                           (6,401,000)                      (5,690,000)
                                                             -------------------              ------------------
                                                             $        1,565,000               $        2,270,000
                                                             -------------------              ------------------
                                                             -------------------              ------------------

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  December 31,
                                                                  ----------------------------------------------------
                                                                      1998                                1997
                                                                      ----                                ----
            ACCRUED LIABILITIES:
                    Advance from customer                           $               -               $          433,000
                    Employee compensation and related expenses                228,000                          568,000
                    Accrued vacation                                          261,000                          293,000
                    Sales and VAT taxes payable                               255,000                          253,000
                    Accrued loss on office closure                             29,000                           42,000
                    Other                                                   1,161,000                        1,169,000
                                                                   ------------------               ------------------
                                                                   $        1,934,000               $        2,758,000
                                                                   ------------------               ------------------
                                                                   ------------------               ------------------

            OTHER LONG TERM LIABILITIES:
                    Accrued loss on office closure                 $           77,000               $           98,000
                    Settlement of lawsuits                                  1,128,000                                -
                    Other                                                      58,000                           75,000
                                                                   ------------------               ------------------
                                                                   $        1,263,000               $          173,000
                                                                   ------------------               ------------------
                                                                   ------------------               ------------------

NOTE 4 - NOTES PAYABLE AND SUBORDINATED DEBT:

Notes payable and subordinated debt consist of the following:

                                                        For the year ended December 31,
                                                        -------------------------------
                                                               1998          1997
                                                               ----          ----
United Kingdom overdraft facility                           $  375,000   $  430,000
Revolving loans                                                838,000      574,000
Subordinated debt, less discount of $409,000 in 1998
  and $527,000 in 1997                                       2,591,000    2,473,000
                                                            ----------   ----------
                                                            $3,804,000   $3,477,000
                                                            ----------   ----------
                                                            ----------   ----------

            In October 1998, the Company's United Kingdom subsidiary renewed an overdraft facility with a bank. At December 31, 1998 interest is calculated at 3.0% per annum over the bank's base rate (9.5% at December 31, 1998). At December 31, 1997, interest was calculated at 2% per annum over the bank's base rate (9.25% at December 31, 1997). Currently the facility is for $415,000 (L250,000) and is payable on demand. At December 31, 1998 and 1997, $375,000 and $430,000, respectively, was outstanding. Repayment of the borrowings under the facility are collateralized by the property and assets of the Company's United Kingdom subsidiary, including a L100,000 certificate on deposit. The Company has also executed a guarantee in connection with the facility.

            The Company has two revolving loan and security agreements, each providing for borrowings of up to $1,000,000. The maximum credit available under each facility declines by $200,000 each year beginning in March 1997 and September 1996, respectively. Each loan is payable in monthly installments of $16,667 plus interest equal to the 30-day Commercial Paper Rate plus 2.95% (8.05% and 8.80% at December 31, 1998 and 1997, respectively). At December 31, 1998, $838,000 was outstanding under these two agreements with no additional funds available. At December 31, 1997, $574,000 was outstanding. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets. The revolving loan and security agreements contain certain restrictive covenants including the maintenance of a minimum ratio of debt to tangible net worth. As of December 31, 1998, the Company was in violation of such covenants. The Company obtained a waiver of such violations through March 15, 2000.

            In June 1997, the Company issued a five year, 11.5% subordinated debenture with quarterly interest payments for gross proceeds of $3,000,000. In conjunction with the debt, the Company granted warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $6.00 per share. The warrants are exercisable over a five-year period from the date of issuance. A portion of the proceeds from

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


the debt has been allocated to common stock warrants, which were valued at $585,000. In the event the debt is outstanding at June 2000, and each year thereafter, the Company will grant in each year additional five year warrants to purchase 50,000 shares of common stock at an exercise price of $7.00 per share. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value, if any, will be ascribed. In November 1998, the Company entered into a Security Agreement with the Investor providing the Investor with a second priority security interest in the inventory, accounts receivable, general intangibles and certain other assets of the Company. The Investor's security interest is subordinated to the first priority security interest of the lender under the Company's revolving credit agreements.

            At December 31, 1995, the Company had an outstanding convertible note in connection with the acquisition of Trimco. The principal balance of $1,000,000 together with interest at 7% per annum was due on September 27, 1996. The note was convertible into common stock at the rate of $8.00 per share, or an aggregate of 125,000 shares. The note was secured by a second-priority lien on the Company's assets, subject to the first-priority lien held by the lender in connection with the Company's existing revolving loan agreement. In February 1996, the note was converted into 125,000 shares of the Company's common stock, and no further obligations remain under the note.

            In March 1997, the Company borrowed $300,000 from an officer of the Company. The note was for a maximum of three months with a 12% per annum interest rate. The entire balance and accrued interest was paid in July 1997.

            Future maturities of long-term debt are as follows at December 31, 1998:

               Year ending
               December 31,
               ------------
                  1999                    $    745,000
                  2000                         200,000
                  2001                         200,000
                  2002                       3,067,000
                                           -----------
                                             4,212,000
                                           -----------
                Less unamortized discount     (408,000)
                                           -----------
                                           $ 3,804,000
                                           -----------
                                           -----------

NOTE 5 - RECONCILIATION OF NET LOSS AND SHARES USED IN PER SHARE COMPUTATIONS:

                                                                                For the year ended December 31,
                                                              ---------------------------------------------------------------
                                                                    1998                     1997                1996
                                                                    ----                     ----                ----
Net Loss Used:
      Net loss                                              $    (8,392,000)      $     (8,439,000)      $     (2,448,000)
      Accretion of dividends on mandatorily
            redeemable convertible preferred stock                 (408,000)              (176,000)                      -
                                                            ----------------      -----------------      -----------------
      Net loss used in computing basic and diluted net
            loss per share                                  $    (8,800,000)      $     (8,615,000)      $     (2,448,000)
                                                            ----------------      -----------------      -----------------
                                                            ----------------      -----------------      -----------------
Shares Used:
      Weighted average common shares outstanding
            used in computing basic and diluted net loss
            per common share                                      9,615,000              9,585,000              9,250,000
                                                            ----------------      -----------------      -----------------
                                                            ----------------      -----------------      -----------------

            Average employee stock options to acquire 739,000, 544,000 and 550,000, shares, were outstanding in fiscal 1998, 1997 and 1996, respectively, but were not included in the computation of diluted

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


earnings per share because the effect was antidilutive. In addition, at December 31, 1998, 1997 and 1996, 3,000, 3,000 and 100,000 shares, respectively, of convertible preferred stock were also excluded from the computation of diluted earnings per share because the effect was antidilutive.

NOTE 6 - FOURTH QUARTER ADJUSTMENTS

            Significant adjustments made in the fourth quarter ending December 31, 1998 are summarized below. These adjustments do not result in adjustments to previously released financial information for earlier quarters of fiscal 1998.

            On March 3, 1999, the Company entered into a Memorandum of Understanding providing for the settlement of certain securities class action lawsuits pending against the Company. The Company recorded expense of $1,128,000 in the fourth quarter 1998 in connection with this settlement. In the fourth quarter 1998, the Company made certain changes in the architecture of its Altris EB product to utilize Microsoft Transaction Server. As a result of these changes, the Company abandoned a certain portion of its previously developed server code and expensed the related capitalized software costs totaling $625,000. In addition, in the fourth quarter, 1998, the Company reduced the life of the goodwill associated with its London subsidiary from seven to four years as a result of uncertainties regarding future benefits to the Company provided by the goodwill due to recurring significant losses and negative cash flow of the subsidiary. The Company increased goodwill amortization expense by $450,000 in the fourth quarter to reflect this adjustment to the remaining estimated useful life of goodwill associated with its London subsidiary.

      Settlement of lawsuits                                  $1,128,000
      Capitalized software costs expensed due to
            change in architecture of Altris EB                  625,000
      Additional amortization of goodwill                        450,000
                                                              ----------
            Increase in net loss                              $2,203,000
                                                              ----------
                                                              ----------

NOTE 7 - CONVERTIBLE PREFERRED STOCK:

            In June 1997, the Company issued 3,000 shares of its Series D Convertible Preferred Stock ("the Series D Preferred Stock") for gross proceeds of $3,000,000. The Series D Preferred Stock bears a dividend of 11.5% per annum and is convertible into the Company's common stock at a price of $6.00 per share subject to reset, as defined in the preferred stock agreement. Since March 1998 the Company has been in default of certain covenants under the Preferred Stock Agreement, resulting in a dividend rate increase to 14% per annum. In addition, if the Company fails to pay dividends on six consecutive dividend payment dates, or the aggregate amount of unpaid dividends equals or exceeds $172.50 per share, then the Investor shall be entitled to nominate an additional director to the Company's board.

            The Company may redeem the Series D Convertible Preferred Stock at its option after June 1999 if an average trading price for the common stock equals or exceeds $9.50 per share or after June 2002, irrespective of the trading price. The Series D Preferred Stock redemption price per share is equal to the sum of $1,000, plus all accrued and unpaid dividends and interest on such unpaid dividends at an annual rate of 11.5% (increased to 14% as a result of the event of default). If the number of shares issuable upon conversion of the Series D Preferred Stock, when added to all other shares of common stock issued upon conversion of the Series D Preferred Stock and any shares of common stock issued or issuable upon the exercise of the warrants would exceed 1,906,692 shares of common stock (the "Issuable Maximum"), then the Company shall be obligated to effect the conversion of only such portion of the Series D Preferred Stock resulting in the issuance of shares of common stock up to the Issuable Maximum, and the remaining portion of the Series D Preferred Stock shall be redeemed by the Company for cash in accordance with the procedures set forth in the Certificate of Determination. In the event of mandatory redemption, when the number of shares exceeds the Issuable Maximum, the redemption price per share is equal to the redemption price under the optional redemption feature,

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


plus the appreciation in the value of the Company's common stock and conversion price on the date of redemption.

            In connection with the issuance of the Series D Preferred Stock, the Company has agreed to grant warrants to purchase the following number of shares of its common stock if the Series D Preferred Stock remains outstanding on each of the following dates: (i) on June 27, 2000 for 50,000 shares, at an exercise price of $7.00 per share, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2000; (ii) on June 27, 2001 for 50,000 shares, at an exercise price of $7.00 per share, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2001; (iii) on July 17, 2002 for 250,000 shares, at an exercise price equal to the trading price per share on the issuance date of the warrant, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to July 17, 2002; and (iv) on June 27, 2003 for 250,000 shares, at an exercise price equal to the trading price per share on the issuance date of the warrant, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2003. Such warrants are exercisable over a five-year period from the date of grant. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value will be ascribed, if any. In connection with the debt (see Note 4) and Series D Convertible Preferred Stock issuance, the Company paid $120,000 to a director of the Company for his service related to the offering.

            Each share of Series D Preferred Stock is entitled to one vote on all matters submitted to the holders of the common stock. In the event of liquidation of the Company, the Series D Preferred Stockholders will receive in preference to the common stockholders an amount equal to $1,000 per share plus accrued but unpaid dividends and interest on all such dividends at an annual rate of 11.5% (increased to 14% as a result of the event of default). In 1998, dividends of $87,000 were paid on the Series D Preferred Stock and as of December 31, 1998 accumulated unpaid dividends amounted to $350,000.

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

NOTE 8 - COMMON STOCK OPTIONS:

            At December 31, 1998, the Company had two stock-based compensation plans (the "Plans"), which are described below. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. No compensation cost was recognized for its employee stock option grants, which were fixed in nature, as the options were granted at fair market value. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net loss and pro forma net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                     For the year ended December 31,
                                                     ------------------------------------------------------------------------------
                                                             1998                       1997                        1996
                                                             ----                       ----                        ----
Net loss used in computing net loss per share
      As reported                                    $         (8,800,000)      $         (8,615,000)         $         (2,448,000)
      Pro forma                                      $         (9,253,000)      $        (10,060,000)         $         (3,022,000)
Basic and diluted net loss per share
      As reported                                    $               (.92)      $               (.90)         $               (.26)
      Pro forma                                      $               (.96)      $              (1.05)         $               (.33)

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                         1998       1997       1996
                                         ----       ----       ----
             Dividend yield                 0%         0%         0%
             Expected volatility           112%        78%       68%
             Risk-free interest rate       5.1%       6.4%       6.2%
             Expected lives (years)          5          5          4

            In April 1996, the Company adopted its 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan. In August 1998, the Shareholders approved an amendment to the Plan which increased from 625,000 to 925,000 the maximum number of shares of Common Stock that may be issued under the 1996 Plan. There are 923,750 remaining authorized shares subject to grants but unissued. Under the Company's 1987 Stock Option Plan, the maximum number of shares of Common Stock issued were 1,200,000 of which there are no remaining shares available for grant. There are 121,750 remaining authorized shares available for future grants, but unissued.

            The option vesting period under the plans is determined by the Board of Directors or a Stock Option Committee and usually provides that 25% of the options granted can be exercised 90 days from the date of grant, and thereafter, those options become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the date of grant. Options granted are generally due to expire upon the sooner of ten years from date of grant, thirty days after termination of services other than by reason of convenience of the Company, three months after disability, or one year after the date of the option holder's death. The option exercise price is equal to the fair market value of the common stock on the date of grant.

            Options granted to employees under the plans may be either incentive stock options or nonqualified options. Only nonqualified options may be granted to nonemployee directors.

            The following tables summarizes information about employee stock options outstanding:

                                                                     Year Ended December 31,
                                        ---------------------------------------------------------------------------------
                                              1998                         1997                        1996
                                        -------------------------  -------------------------    -------------------------
                                                     Weighted                    Weighted                     Weighted
                                                     average                     average                      average
                                         Shares    exercise price   Shares    exercise price    Shares    exercise price
                                         ------    --------------   ------    --------------    ------    --------------
Outstanding at beginning of year         641,813      $ 5.43       445,212        $ 5.12        656,775         $ 2.24
     Options granted                     732,000         .41       532,751          5.80        449,500           6.96
     Options exercised                     ---           ---       (54,719)         3.52       (316,875)          4.01
     Options forfeited                  (537,063)       5.14      (281,431)         6.00       (344,188)          7.03
                                        ---------                 ---------                    ---------
Outstanding at end of year               836,750        1.23       641,813          5.43        445,212           5.12
                                        ---------                 ---------                    ---------
                                        ---------                 ---------                    ---------

Options exercisable at end of year       263,910                   276,887                      166,950
Weighted average fair value of
     options granted during the year        $.43                    $ 4.02                       $6.36

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


The following tables summarizes information about employee stock options outstanding at December 31, 1998:

                                 Options Outstanding                          Options Exercisable
                 ---------------------------------------------------  ------------------------------------
                      Number        Weighted average     Weighted          Number             Weighted
    Range of      outstanding at        remaining         average      exercisable at         average
Exercise prices  December 31, 1998  contractual life  exercise price  December 31, 1998    exercise price
---------------  -----------------  ----------------  --------------  -----------------    ----------------
  $.25 to $.35          402,000       9.72 years           $.26            93,000              $.25
  $.46 to $.63          278,000       9.55 years           $.60            59,000              $.63
 $2.76 to $3.38          43,375       0.75 years          $3.18            43,375             $3.18
 $4.13 to $5.94         101,375       4.19 years          $5.38            62,535             $5.49
 $6.38 to $7.88          12,000       8.06 years          $6.51             6,000             $6.51
                        -------                                           -------
 $.25 to $7.88          836,750       8.51 years          $1.23           263,910             $2.20
                        -------                                           -------
                        -------                                           -------

NOTE 9 - INCOME TAXES:

            Deferred tax assets and liabilities are comprised of the following at December 31:

                                                     1998                       1997
                                             ---------------------     ----------------------
Deferred tax liability:
      Purchased technology                   $                   -     $            (124,000)
                                             ---------------------     ----------------------
Deferred tax assets:
      Net operating loss carryforwards                  16,655,000                15,826,000
      Research and development costs                       959,000                 1,276,000
      Depreciation and amortization                        197,000                    18,000
      Inventory                                            561,000                   497,000
      Deferred revenue                                   1,161,000                   202,000
      Accruals                                             168,000                   149,000
      Other                                                603,000                   679,000
                                             ---------------------     ---------------------
            Total deferred tax assets                   20,304,000                18,647,000
                                             ---------------------     ---------------------
      Net deferred tax assets                           20,304,000                18,523,000
      Valuation allowance                              (20,304,000)              (18,523,000)
                                             ---------------------     ---------------------
Deferred taxes                               $                   -     $                   -
                                             ---------------------     ---------------------
                                             ---------------------     ---------------------

            The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards which gives rise to uncertainty as to whether the net deferred tax asset is realizable.

            In connection with the acquisition of Trimco, the Company acquired $926,000 in deferred tax assets of which $626,000 was provided as a valuation allowance. In June 1997, the $300,000 tax asset was realized. In the event that the remaining tax benefits acquired in the Trimco acquisition are realized, such benefits will be used first to reduce any remaining goodwill and other intangible assets related to the acquisition. Once those assets are reduced to zero, the benefit will be included as a reduction of the Company's income tax provision.

            No income tax expense was recognized in 1998, 1997 or 1996 as the Company has net operating loss carryforwards of $42,000,000 and $9,429,000 for federal and state tax purposes, respectively, which expire over the years 1999 through 2018. Net operating losses acquired in another acquisition are limited to $8,000,000 offset against that entity's future taxable income, subject to an approximate $500,000 annual limitation. In addition, if certain substantial changes in the Company's ownership should occur, there would be a limitation on the amount of the consolidated net operating loss carryforwards and tax credits which can be utilized in any one

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


year. The Company has investment and research activity credit carryforwards aggregating $500,000, which will substantially expire in the years 2000 through 2005.

NOTE 10 - SEGMENT AND GEOGRAPHIC INFORMATION:

            In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company implemented SFAS No. 131 for the year ended December 31, 1998

            The Company has one business segment which consists of the development and sale of a suite of client/server document management software products. One customer accounted for 12% of the Company's total revenues in 1996.

            Revenues for 1998, 1997 and 1996 by customer location are as follows:

                                      1998          1997          1996
                                   -----------   -----------   -----------
United States                      $ 7,977,000   $ 9,922,000   $12,778,000
Europe, primarily United Kingdom     4,337,000     6,599,000     5,450,000
Other International                    489,000     1,252,000     1,321,000
                                   -----------   -----------   -----------
                                   $12,803,000   $17,773,000   $19,549,000
                                   -----------   -----------   -----------
                                   -----------   -----------   -----------

            Information by geographic location for the year ended December 31, 1998, 1997 and 1996 follows:

                                                   1998
                      ---------------------------------------------------------------------
                          United                            Corporate
                          States          Europe      Research & Development  Consolidated
                          ------          ------      ----------------------  -------------
Net sales             $  8,413,000    $  4,390,000                --          $ 12,803,000
Operating loss          (3,133,000)     (2,312,000)     $ (2,314,000)           (7,759,000)
Identifiable assets      5,444,000       5,922,000                --            11,366,000

                                                   1997
                      ---------------------------------------------------------------------
                              United                        Corporate
                              States          Europe   Research & Development  Consolidated
                              ------          ------   ----------------------  -------------
Net sales                 $ 10,861,000    $  6,912,000              --        $ 17,773,000
Operating income (loss)     (1,726,000)     (2,494,000)   $ (4,155,000)         (8,375,000)
Identifiable assets          7,784,000       8,052,000              --          15,836,000

                                                   1996
                      ---------------------------------------------------------------------
                              United                        Corporate
                              States          Europe   Research & Development  Consolidated
                              ------          ------   ----------------------  -------------
Net sales                 $ 12,295,000   $  7,254,000              --         $ 19,549,000
Operating income (loss)      1,512,000       (571,000)   $ (3,363,000)          (2,422,000)
Identifiable assets         10,113,000      8,147,000              --           18,260,000

            A majority of the Europe revenue, net sales and operating income
(loss) and all of the Europe identifiable assets are attributable to the United Kingdom.

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


            Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

NOTE 11 - COMMITMENTS:

            The Company leases its principal facilities under a long-term operating lease which expires in March 2001 and includes rent escalations of approximately 4% per annum. The Company also has a long-term operating lease for another facility that includes rent escalations not to exceed 4% in any year. The Company subleased this other facility in 1996 and recognized a loss for the difference in the lease and sublease rate along with other costs associated with the office closure. The lease and sublease both expire in April 2001. The Company recognizes rental expense on a straight line basis over the term of the leases.

            The Company assumed leases for certain facilities leased by Trimco for which no future benefit is anticipated. The accrual for unfavorable leases assumed relates to a liability for the minimum lease payments less estimated sublease rental income on these leases. In December 1997, the Company subleased one of the facilities under a noncancellable agreement which ends in August 2006 for an amount equal to the Company's future obligation under the lease, resulting in a $266,000 increase in other income.

            The Company's United Kingdom subsidiary leases a facility for a term through March 2001 with an option to extend the lease for an additional five years. The Company also leases a facility in Florida under a lease which expires in 2002. The Florida facility is subleased for an amount equal to the Company's future obligation under the lease.

Future minimum lease payments at December 31, 1998 under operating lease agreements, net of noncancellable sublease payments of approximately $530,000, are as follows:

            Year ending
            December 31
            -----------
                 1999                                 $   420,000
                 2000                                     450,000
                 2001                                     310,000
                 2002                                     298,000
                 2003                                     298,000
                 Thereafter                               671,000
                                                   --------------
            Total minimum lease payments               $2,447,000
                                                   --------------
                                                   --------------

            Rent expense under operating leases was $441,000, $717,000 and $779,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 12 - LITIGATION:

            On March 3, 1999, ("the settlement date"), the Company entered into a Memorandum of Understanding providing for the settlement of certain securities class action lawsuits pending against the Company. The Memorandum of Understanding provides that in exchange for the dismissal and release of all claims in these cases, (a) the Company's insurance carrier will pay $2,500,000 to the class of plaintiffs, (b) the Company will issue to the plaintiffs 2,304,271 shares of its common stock, which is equal to twenty percent of the sum of (i) the number of shares of common stock currently outstanding and (ii) the maximum number of shares issuable upon conversion of the Series D convertible Preferred Stock, and (c) the Company will cooperate with plaintiffs' counsel by providing certain documents and information regarding the claims asserted in the class actions. The settlement is subject to certain conditions, including the execution of a stipulation of settlement, notice to the class and approval by the court. The Company recorded expense of $1,128,000 in connection with this

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


settlement in 1998 based on the average closing market price the week preceding the settlement date times the number of shares of the Company's common stock to be issued in the settlement.

            In addition as a part of the settlement in these class actions, the Company's former Chairman of the Board, President, and Chief Executive Officer, Jay V. Tanna, has agreed to forego any claim for the unpaid compensation of $131,000 under the Separation Agreement and Release of Claims that Mr. Tanna and the Company entered into on April 1, 1998, and to surrender his 35,000 shares of common stock in the Company. Mr. Tanna and the Company also have agreed to execute a Settlement Agreement and Mutual Release resolving all claims and disputes with one another, with the exception of certain existing indemnification obligations under Altris' bylaws, California law, and the indemnity agreement between the Company and Mr. Tanna related to his services as a director and officer of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            (a) PREVIOUS INDEPENDENT ACCOUNTANTS

            On February 17, 1999, Altris Software, Inc. dismissed PricewaterhouseCoopers LLP ("PWC") as the principal independent accountants engaged to audit the Company's financial statements. The Audit Committee of the Company's Board of Directors approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through February 17, 1999, there have been no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to PWC's satisfaction would have caused PWC to make reference thereto in PWC's report on the financial statements for such periods.

            As previously disclosed, as a result of the Company's restatement of its financial statements for the year ended December 31, 1996, on March 10, 1998, PWC notified the Company that it was withdrawing its report dated February 25, 1997 on the Company's financial statements for the year ended December 31, 1996. Upon restatement of those financial statements (in order to adjust the timing and amount of revenues recognized, as previously disclosed), on May 12, 1998 PWC issued a new report on the Company's financial statements for the year ended December 31, 1996. PWC noted in this report and in its report, dated May 12, 1998, on the Company's financial statements for the year ended December 31, 1997 that the Company's recurring losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. PWC's reports on the financial statements for December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion and were not otherwise qualified or modified as to audit scope or accounting principles.

            During the two most recent fiscal years and through February 17, 1999, there has been a reportable event. In connection with PWC's audit of the Company's restated financial statements for the year ended December 31, 1996 and its financial statements for the year ended December 31, 1997, PWC reported to the Audit Committee of the Board of Directors, at meetings held in the first half of 1998, the following material weaknesses in the Company's internal controls: (i) lack of sufficient U.S. oversight of the revenue recognition practices of the Company's U.K. subsidiary; (ii) lack of adherence to existing internal controls regarding assessment of credit worthiness and review of contracts for propriety of revenue recognition; and (iii) lack of an adequate internal control structure at the Company's U.K. subsidiary regarding a system to track performance of services by contract, proof of shipment and sufficient evidence of an agreement. In response to the restatement and the recommendations of PWC, the Company has implemented changes to its internal control procedures and oversight responsibilities.

            (b) NEW INDEPENDENT ACCOUNTANTS

            On February 17, 1999, the Company engaged Grant Thornton LLP, independent public accountants, to audit the Company's financial statements for the year ended December 31, 1998.

                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table and discussion sets forth certain information concerning the Company's current directors and executive officers:

Name                         Age       Position
-----------------------      ---       ------------------------------------
Roger H. Erickson             42       Chief Executive Officer and Director

D. Ross Hamilton              61       Director

Michael J. McGovern           69       Director

Larry D. Unruh                47       Director

Martin P. Atkinson            52       Director

David Chu                     43       Vice President, Engineering

Steven D. Clark               47       Vice President, Sales

John W. Low                   42       Chief Financial Officer and Secretary

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

            Mr. McGovern has served as a Director of the Company since he founded the Company in February 1981, and served as the Company's Chairman and Chief Executive Officer from its inception until December 1987. Mr. McGovern was a founder of Autologic, Inc. in 1968, where he was Vice President of Engineering in charge of developing computer driven photo typesetters for the newspaper and publishing industries. Mr. McGovern also serves as a director of Qtel, Inc. (since March 1997) and as a director of Alpha Data Tech. (since April 1997). He received a B.S.E.E. degree from City University of New York in 1952 and an M.S.E.E. degree from Arizona State University in 1959.

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

            Information relating to Directors is set forth in Registrant's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the en of the Registrant's fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

            Information relating to executive compensation is set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT

            Information relating to Security Ownership of Certain Beneficial Owners and Management is set forth in the Company's definitive proxy statement which is to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information relating to Certain Relationships and Related Transactions is set forth in the Company's definitive proxy statement which is to be filed pursuant to regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1998, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS, SCHEDULES, AND EXHIBITS

        (1)    FINANCIAL STATEMENTS:

               Consolidated Balance Sheet as of December 31, 1998 and 1997

               Consolidated Statement of Operations for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996

               Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996

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

               10.7*       Form of Indemnification Agreement with officers and directors

               10.8*       Sublease Agreement dated August 31, 1992 between the Company and Unisys Corporation



               10.9*       Agreement and Plan of Merger and Reorganization dated as of July 7, 1993 by and among the Company,
                           AO Acquisition Corporation and Optigraphics Corporation

               10.10*      Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated as of September 15, 1993 by and among the Company, AO Acquisition Corporation and Optigraphics Corporation

               10.11*      WCMA and Term Loan Agreement dated July 6, 1994 between Optigraphics Corporation and Merrill Lynch
                           Business Financial Services, Inc.

               10.12*      Standard Industrial Lease dated April 1, 1994 between the Company and Utah State Retirement Fund, a common trust fund

               10.13*      WCMA and Term Loan Agreement dated October 22, 1996 between Altris Software, Inc. and Merrill Lynch
                           Business Financial Services, Inc.

               10.14*      Continuing Guarantee dated August 30, 1996 between Alpharel, Inc. and Lloyds Bank Plc

               10.15*      Overdraft Facility and Other Facilities dated August 26, 1997 between Altris Software, Inc. and Lloyds
                           Bank Plc

               10.16*      Certificate of Determination of Series D Convertible Preferred Stock of the Company

               10.17*      11.5% Subordinated Debenture due June 27, 2002 in principal amount of $3,000,000 issued by the
                           Altris Software, Inc. to Sirrom Capital Corporation, d/b/a/ Tandem Capital on June 27, 1997

               10.18*      Convertible Preferred Stock Purchase Agreement, dated as of June 27, 1997, by and between the Altris
                           Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital

               10.19*      Debenture Purchase Agreement, dated as of June 27, 1997, by and between Altris Software, Inc. and
                           Sirrom Capital Corporation, d/b/a/ Tandem Capital

               10.20*      Registration Rights Agreement, dated as of June 27, 1997, by and between Altris Software Inc. and
                           Sirrom Capital Corporation, d/b/a/ Tandem Capital

               10.21       First Amendment to Debenture Purchase Agreement, dated  as of November 1, 1998, by and between Altris
                           Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital

               10.22       First Amendment to Subordinated Debenture, dated as of November 1, 1998, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital

               10.23       Altris Software, Inc. Securities Litigation Memorandum of Understanding, as of March 1999.

               10.24       Security Agreement, dated as of January 22, 1999, by and between Altris Software Inc. and Sirrom Capital
                           Corporation, d/b/a/ Tandem Capital

               21          Subsidiaries of Registrant

               23.1        Consent of Grant Thornton LLP

               23.2        Consent of PricewaterhouseCoopers LLP

               27          Requirements for the Format and Input of Financial Data Schedules

-------------------
*Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on April 13, 1999.

                                 ALTRIS SOFTWARE, INC.

                                 By: /s/Roger H. Erickson
                                     --------------------------------
                                     Roger H. Erickson
                                     Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Roger H. Erickson           Director and Chief Executive                    April 13, 1999
----------------------------    Officer (Principal Executive Officer)
Roger H. Erickson

/s/ John W. Low                 Chief Financial Officer and Secretary           April 13, 1999
---------------------------     (Principal Financial and Accounting Officer)
John W. Low

/s/ Martin Atkinson             Director                                        April 13, 1999
---------------------------
Martin Atkinson

/s/ D. Ross Hamilton            Director                                        April 13, 1999
---------------------------
D. Ross Hamilton

/s/ Michael J. McGovern         Director                                        April 13, 1999
------------------------
Michael J. McGovern

/s/ Larry H. Unruh              Director                                        April 13, 1999
---------------------------
Larry D. Unruh

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              ALTRIS SOFTWARE, INC.

          Column A                      Column B                Column C                Column D            Column E
---------------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                       -----------------------------
                                                                        Charged to
        Description                    Balance at      Charged to        Other                               Balance at
                                       Beginning       Costs and        Accounts -     Deductions -          End of
                                       of Period       Expenses         Describe       Describe              Period
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
   Deducted from asset accounts:
   Allowance for doubtful accounts     $    285,000    $   133,000                    $    (224,000) (a)     $     194,000
   Excess inventory reserve            $    511,000    $   140,000                                           $     651,000
   Tax benefit reserve                 $ 18,523,000                   $ 1,781,000(c)                         $  20,304,000
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts     $    171,000     $  259,000                    $    (145,000) (a)     $     285,000
   Excess inventory reserve            $    552,000     $   50,000                    $     (91,000) (b)     $     511,000
   Tax benefit reserve                 $ 17,262,000                   $1,261,000 (c)                         $  18,523,000
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
   Deducted from asset accounts:
   Allowance for doubtful accounts     $    125,000     $  140,000                    $     (94,000) (a)     $     171,000
   Excess inventory reserve            $  2,119,000                                   $  (1,567,000) (b)     $     552,000
   Tax benefit reserve                 $ 17,600,000                                   $    (338,000) (d)     $  17,262,000

(a) Amount written off
(b) Inventory scrapped or sold at less than cost
(c) Valuation allowance against benefit recorded
(d) Adjustment relating to tax provision or benefit expired