Form 10-K405/A
period 1998-12-31
ALTRIS SOFTWARE INC
filed 1999-04-30
CIK 813747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________


                         Commission file number 0-15935


                              ALTRIS SOFTWARE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                     95-3634089
-------------------------------                        -------------------------
State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification No.)


9339 Carroll Park Drive, San Diego, CA                          92121
-----------------------------------------                    ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (619) 625-3000

Securities registered pursuant to Section 12 (b) of the Act:

                                                    Name of each exchange on
Title of each class                                    which registered
-------------------                                 ------------------------
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

                       (Cover page continues on next page)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock on March 23, 1999, held by non-affiliates* of the Registrant, based upon the last price reported on the Nasdaq National Market on such date was $9,614,663.

         The number of shares outstanding of the Registrant's Common Stock at the close of business on March 23, 1999, was 9,614,663.

         *Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant hereby amends the following items on Form 10-K for the year ended December 31, 1998 as set forth below. Items not referenced below are not amended. Items referenced herein are amended in their entirety as set forth below.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table and discussion sets forth certain information concerning the Company's current directors and executive officers:


Name                            Age   Position
-----------------------------   ---   ------------------------------------
Roger H. Erickson               42    Chief Executive Officer and Director

D. Ross Hamilton                61    Director

Michael J. McGovern             69    Director

Larry D. Unruh                  47    Director

Martin P. Atkinson              52    Director

David Chu                       43    Vice President, Engineering

Steven D. Clark                 47    Vice President, Sales

John W. Low                     42    Chief Financial Officer and Secretary

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

         Mr. Chu was appointed Vice President, Engineering in April 1998. Since joining the Company in February 1997, Mr. Chu served as Director U.S. Software Engineering until April 1998. From 1995 to 1997, Mr. Chu was an independent consultant for Performance Solutions Group, a technical consulting organization. From 1984 to 1995, Mr. Chu was with Computer Associates International, most recently as Assistant Vice President of Research and Development. Mr. Chu holds triple certifications as a Microsoft Certified Systems Engineer, Solutions Developer and Trainer.

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

         Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file a Form 5 for specified fiscal years, the Company believes that all of its executive officers, directors and greater than 10% shareholders have complied with all of the filing requirements applicable to them with respect to transactions during 1998.

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

         In 1998, Mr. Unruh performed services for the Company in connection with the audit restatement and management changes which totaled $13,713, plus out-of-pocket expenses. Mr. Atkinson also performed services relating to certain management changes. Total fees to Mr. Atkinson were $4,600 plus out-of-pocket expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In 1998, the Compensation Committee of the Board of Directors was comprised of four members, Messrs. McGovern, Hamilton and Unruh and Michael Comegna (who resigned as a Director in April 1998), none of whom is or was an employee or officer of the Company in 1998. No executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of any company in which Messrs. McGovern, Hamilton, Unruh or Comegna is an executive officer.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the annual and long-term compensation for services rendered in all capacities to the Company for the three years ended December 31, 1998 of (i) the Company's Chief Executive Officer during 1998 and (ii) the four other most highly compensated executive officers of the Company having compensation of $100,000 or more during 1998 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                     ANNUAL COMPENSATION
                                                        -----------------------------------------------
                                                                                                              LONG-TERM
                                                                                            OTHER            COMPENSATION
                                                                                            ANNUAL          AWARDS--STOCK
                                                                                         COMPENSATION          OPTIONS
       NAME AND PRINCIPAL POSITION           YEAR          SALARY($)        BONUS($)        ($)(1)            (# SHARES)
---------------------------------------     ------         ---------       ---------     ------------       -------------
Roger H. Erickson                            1998           $164,635             -           $131,215              65,000
    Chief Executive Officer(2)               1997           $174,708       $ 9,000                  -                   -
                                             1996           $185,427             -                  -              25,000

Jay V. Tanna                                 1998           $ 57,885             -           $104,393                   -
    Former President and Chief Executive     1997           $215,000             -                  -              75,000
    Officer(3)                               1996           $205,865             -                  -             112,500

David Chu                                    1998           $130,000       $10,000                  -              48,000
    Vice President, Engineering(4)           1997           $ 96,346             -                  -              20,000
                                             1996                  -             -                  -                   -

Steven D. Clark                              1998           $125,200             -           $ 14,067              38,000
    Vice President, Sales(5)                 1997           $168,462       $25,000                  -              40,000
                                             1996           $136,355             -           $ 66,719                   -

John W. Low                                  1998           $147,000             -           $100,245              28,000
    Chief Financial Officer                  1997           $149,639             -                  -                   -
    and Secretary(6)                         1996           $142,535             -                  -              25,000

Jay Patel                                    1998           $108,829             -                  -              23,000
    Former Managing Director, UK             1997           $ 99,359       $13,549                  -              15,000
    Operations(7)                            1996           $ 86,317             -                  -               2,500

-----------
(1) Excludes compensation in the form of other personal benefits, which for each of the executive officers did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each year.

(2) Mr. Erickson became President and Chief Executive Officer of the Company effective April 1998. The other annual compensation in 1998 is comprised of $25,372 in commissions paid relating to Mr. Erickson's position as Vice President, Strategic Partners in 1997, and $105,843 relating to forgiveness of a promissory note which had been issued in connection with the exercise of stock options that were due to expire. See Item 13. Certain Relationships and Related Transactions.

(3) Mr. Tanna became President and Chief Executive Officer of the Company in April 1996 and resigned from that position effective April 1, 1998. The other annual compensation paid in 1998 is comprised of a $21,707 payment for accrued vacation and $82,686 paid to Mr. Tanna under a Separation Agreement. See Item 13. Certain Relationships and Related Transactions. The options for 75,000 shares granted to Mr. Tanna in 1997 were subsequently returned to the Company and cancelled. The remaining options for 112,500 shares expired in May 1998.

(4)  Mr. Chu commenced his employment with the Company in February 1997.

(5) The bonus paid in 1997 related to services provided to the Company in 1996 as Director of U.S. Sales. The other annual compensation paid in 1998 and 1996 was for sales commissions.

(6) The other annual compensation to Mr. Low in 1998 is comprised of a $29,683 payment for accrued vacation and $70,562 relating to forgiveness of a promissory note which had been issued in connection with the exercise of stock options that were due to expire. See Item 13. Certain Relationships and Related Transactions.

(7) Mr. Patel's employment with the Company was terminated in January 1999. The bonuses paid in 1997 related to services provided by Mr. Patel to the Company in 1996 as Deputy Managing Director of U.K. Operations.


OPTION GRANTS IN 1998

         Shown below is information concerning grants of options issued by the Company to the Named Executive Officers during 1998:

                                               % OF TOTAL                                  POTENTIAL REALIZABLE VALUE AT
                               NUMBER OF         OPTIONS                                   ASSUMED ANNUAL RATES OF STOCK
                               SECURITIES      GRANTED TO                                      PRICE APPRECIATION
                               UNDERLYING       EMPLOYEES      EXERCISE                        FOR OPTION TERM (5)
                                OPTIONS            IN            PRICE       EXPIRATION    -----------------------------
NAME                         GRANTED(#)(1)     FISCAL YEAR     ($/SHARE)        DATE           5% ($)          10% ($)
--------------------------   -------------     -----------     --------      ----------    --------------    -----------
Roger H. Erickson              15,000(2)           2%            $0.63         6/30/08          $5,896         $14,941
                               50,000(3)           8%            $0.25         9/14/08          $7,861         $19,922

David Chu                       8,000(2)           1%            $0.63         6/30/08          $3,144         $ 7,969
                               40,000(3)           6%            $0.25         9/14/08          $6,289         $15,937

Steven D. Clark                 8,000(2)           1%            $0.63         6/30/98          $3,144         $ 7,969
                               30,000(3)           5%            $0.25         9/14/98          $4,716         $11,953

John W. Low                     8,000(2)           1%            $0.63         6/30/08          $3,144         $ 7,969
                               20,000(3)           3%            $0.25         9/14/08          $3,144         $ 7,969

Jay Patel                       8,000(4)           1%            $0.63         6/30/08          $3,144         $ 7,969
                               15,000(4)           2%            $0.25         9/14/08          $2,358         $ 5,977

-----------
(1) All options were granted with an exercise price equal to the closing sale price of the Common Stock as reported on the OTC Bulletin Board on the date of grant.

(2) Options were granted in June 1998. The options vest 25% 90 days from the date of grant and in additional annual installments of 25% commencing on the first anniversary of the date of grant.

(3) Options were granted in September 1998. The options vest in quarterly installments of 25% commencing three months after the date of grant.

(4) Options were granted in June and September 1998. The options originally vested 25% 90 days form the date of grant and in additional annual installments of 25% commencing on the first anniversary of the date of grant. In January 1999, in connection with Mr. Patel's severance arrangement, the Board of Directors approved accelerating these options to be fully vested on March 15, 1999.

(5) The 5% and 10% assumed rates of appreciation are specified under the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of its Common Stock. The actual value, if any, which a Named Executive Officer may realize upon the exercise of stock options will be based upon the difference between the market price of the Company's Common Stock on the date of exercise and the exercise price.

AGGREGATED OPTION EXERCISES IN 1998 AND 1998 YEAR-END OPTION VALUES

         The following table sets forth for the Named Executive Officers information with respect to unexercised options and year-end option values, in each case with respect to options to purchase shares of the Company's Common
Stock:

                                                                                                  VALUE OF UNEXERCISED
                             SHARES                      NUMBER OF UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                            ACQUIRED                      HELD AS OF DECEMBER 31, 1998           AT DECEMBER 31, 1998(1)
                               ON          VALUE        -------------------------------      ------------------------------
          NAME              EXERCISE      REALIZED      EXERCISABLE      NONEXERCISABLE      EXERCISABLE     NONEXERCISABLE
---------------------      ---------      --------      -----------      --------------      -----------     --------------
Roger H. Erickson             -             -             16,250             48,750            $1,250           $3,750
David Chu                     -             -             12,000             36,000            $1,000           $3,000
Steven D. Clark               -             -             24,500             28,500            $  750           $2,250
John W. Low                   -             -             35,750             27,250            $  500           $1,500
Jay Patel                     -             -             15,125             25,375            $  375           $1,125

----------
(1) Based on the closing sale price of the Company's Common Stock on the OTC Bulletin Board on December 31, 1998 of $0.35 per share.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as to shares of the Company's Common Stock owned as of April 15, 1999 by (i) each director;
(ii) each Named Executive Officer who is presently an employee of the Company;
(iii) all directors and executive officers as a group; and (iv) each person who, to the extent known to the Company, beneficially owned more than 5% of the outstanding shares of Common Stock. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

                                                                   NUMBER OF            PERCENT OF
NAME                                                               SHARES(1)             CLASS(1)
----                                                             -------------         ----------
Roger H. Erickson                                                    92,250                 *
David Chu                                                            40,750                 *
Steven D. Clark                                                      39,500                 *
John W. Low                                                          92,750                 *
D. Ross Hamilton                                                    189,000                2.0%
Michael J. McGovern                                                 349,501                3.6%
Larry D. Unruh                                                        8,047                 *
Martin P. Atkinson                                                    3,750                 *
Sirrom Capital Corporation                                          800,000(2)             7.7%
All Directors and Executive Officers as a Group (8 persons)         815,548                8.3%

-----------
*Less than one percent.

(1) Amounts and percentages include shares of Common Stock that may be acquired within 60 days of April 15, 1999 through the exercise of stock options as follows: 41,250 shares for Mr. Erickson, 40,750 shares for Mr. Chu, 39,500 shares for Mr. Clark, 45,750 shares for Mr. Low, 17,500 shares for Mr. Hamilton, 3,750 shares for Mr. McGovern, 3,750 shares for Mr. Unruh, 3,750 shares for Mr. Atkinson, and 196,000 shares for all directors and executive officers as a group.

(2) Amount consists of (i) 500,000 shares of Common Stock issuable upon conversion of Series D Convertible Preferred Stock having a conversion price of $6.00 per share and (ii) 300,000 shares of Common stock issuable upon exercise of a warrant having an exercise price of $6.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 1998, the Company and Mr. Tanna entered into a Separation Agreement whereby Mr. Tanna resigned his positions as Chairman of the Board, President and Chief Executive Officer. Under the Agreement, Mr. Tanna was to act as an on-call consultant for any matters the Company may have referred to him for his input and participation. His annual compensation for such services was $215,000 plus medical, dental and car allowance benefits. The Separation Agreement terminated on March 31, 1999. As part of a proposed settlement of certain shareholder class action litigation, Mr. Tanna has agreed to forego any claim for unpaid compensation of $131,000 under the Separation Agreement and to surrender to the Company 35,000 shares of the Company's common stock held in his name. In addition, Mr. Tanna and the Company have agreed to execute a Settlement Agreement and Mutual Release resolving all claims and disputes with one another, with the exception of certain existing indemnification obligations under the Company's bylaws, California law and an indemnity agreement between the Company and Mr. Tanna related to his services as a director and officer of the Company.

         In October 1996, the Company loaned (i) Roger H. Erickson, then Vice President, Operations, $92,812 and (ii) John W. Low, Chief Financial Officer and Secretary, $61,875. Each loan was at a simple interest rate of 9.25% with a maturity date of March 31, 1997. The loans were made to Messrs. Erickson and Low in connection with their exercise of stock options that were due to expire. On May 15, 1998, the Company agreed, as additional compensation to Messrs. Erickson and Low, to forgive the promissory notes of such officers. The outstanding principal and interest payable by Messrs. Erickson and Low under such notes were $105,843 and $70,562, respectively, as of May 15, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on April 30, 1999.


                                               ALTRIS SOFTWARE, INC.


                                               By:  /s/ Roger H. Erickson
                                                    ---------------------------
                                                        Roger H. Erickson
                                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/s/ Roger H. Erickson              Director and Chief Executive                       April 30, 1999
----------------------------       Officer (Principal Executive Officer)
Roger H. Erickson.


/s/ John W. Low                    Chief Financial Officer and Secretary              April 30, 1999
----------------------------       (Principal Financial and Accounting Officer)
John W. Low


/s/ Martin Atkinson                Director                                           April 30, 1999
----------------------------
Martin Atkinson


/s/ D. Ross Hamilton               Director                                           April 30, 1999
----------------------------
D. Ross Hamilton


/s/ Michael J. McGovern            Director                                           April 30, 1999
----------------------------
Michael J. McGovern


/s/ Larry D. Unruh                 Director                                           April 30, 1999
----------------------------
Larry D. Unruh
