Form 10-Q
period 1999-03-31
ALTRIS SOFTWARE INC
filed 1999-05-17
CIK 813747

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1999


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


                  9339 CARROLL PARK DRIVE, SAN DIEGO, CA 92121
              ---------------------------------------------------
              (Address of principal executive offices and zip code)


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


                                YES X       NO
                                   ---        ---

Number of shares of Common Stock outstanding at May 3, 1999:  9,615,163
                                                            -------------

Number of Sequentially Numbered Pages: 17

                              ALTRIS SOFTWARE, INC.

                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION


     Item 1. Financial Statements


                    Consolidated Balance Sheets                             3


                    Consolidated Statements of Operations                   4


                    Consolidated Statements of Cash Flows                   5


                    Notes to the Condensed Consolidated
                       Financial Statements                                 6


     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10



PART II. OTHER INFORMATION                                                 15

                              ALTRIS SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                             March 31, 1999      December 31, 1998
                                                             --------------      -----------------
                                                              (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                $      391,000       $      530,000
    Receivables, net                                                495,000            1,128,000
    Inventory, net                                                  275,000              277,000
    Other current assets                                            193,000              244,000
                                                             --------------       --------------
        Total current assets                                      1,354,000            2,179,000

Property and equipment, net                                       1,368,000            1,565,000
Computer software, net                                            4,510,000            4,685,000
Goodwill, net                                                     1,983,000            2,645,000
Other assets                                                        270,000              292,000
                                                             --------------       --------------
    Total assets                                             $    9,485,000       $   11,366,000
                                                             --------------       --------------
                                                             --------------       --------------

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                         $    2,921,000       $    2,779,000
    Accrued liabilities                                           2,095,000            1,934,000
    Notes payable                                                   700,000              745,000
    Deferred revenue                                              3,667,000            3,230,000
                                                             --------------       --------------
        Total current liabilities                                 9,383,000            8,688,000
Long term notes payable                                             421,000              468,000
Deferred revenue, long term portion                               1,963,000            2,131,000
Other long term liabilities                                       1,162,000            1,263,000
Subordinated debt, net of discount                                2,620,000            2,591,000
                                                             --------------       --------------
        Total liabilities                                        15,549,000           15,141,000

Commitments                                                               -                    -
Mandatorily redeemable convertible preferred stock,
    $1,000 par value, 3,000 shares authorized;
    3,000 shares issued and outstanding ($3,455,000 and
    $3,350,000 total liquidation preference, respectively)        3,108,000            3,003,000

Shareholders' deficit:
    Common stock, no par value, 20,000,000 shares authorized;
        9,615,163 and 9,614,663 issued and outstanding,
        respectively                                             61,096,000           61,201,000
    Common stock warrants                                           585,000              585,000
    Accumulated other comprehensive income                           65,000              (10,000)
    Accumulated deficit                                         (70,918,000)         (68,554,000)
                                                             --------------       --------------
        Total shareholders' deficit                              (9,172,000)          (6,778,000)
                                                             --------------       --------------
        Total liabilities and shareholders' deficit          $    9,485,000       $   11,366,000
                                                             --------------       --------------
                                                             --------------       --------------



         The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                        For the three months
                                                                           ended March 31,
                                                                        --------------------
                                                                     1999                 1998
                                                                     ----                 ----
Revenues:
    Licenses                                                 $      772,000           $  891,000
    Services and other                                            1,613,000            2,110,000
                                                             --------------       --------------
         Total revenue                                            2,385,000            3,001,000

Cost of revenues:
    Licenses                                                        305,000              294,000
    Services and other                                            1,067,000            1,507,000
                                                             --------------       --------------
         Total cost of revenues                                   1,372,000            1,801,000
                                                             --------------       --------------

Gross profit                                                      1,013,000            1,200,000
                                                             --------------       --------------

Operating expenses:
    Research and development                                      1,011,000              743,000
    Marketing and sales                                             765,000            1,669,000
    General and administrative                                    1,447,000            1,410,000
                                                             --------------       --------------
         Total operating expenses                                 3,223,000            3,822,000
                                                             --------------       --------------

Loss from operations                                             (2,210,000)          (2,622,000)

Interest and other income                                             9,000               15,000
Interest and other expense                                         (163,000)            (163,000)
                                                             --------------       --------------

Net loss                                                     $   (2,364,000)      $   (2,770,000)
                                                             --------------       --------------
                                                             --------------       --------------

Basic net loss per common share                              $         (.26)      $         (.30)
                                                             --------------       --------------
                                                             --------------       --------------

Diluted net loss per common share                            $         (.26)      $         (.30)
                                                             --------------       --------------
                                                             --------------       --------------

Shares used in computing basic and diluted
    net loss per common share                                     9,615,000            9,615,000


          The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        For the three months
                                                                           ended March 31,
                                                                        --------------------
                                                                     1999                 1998
                                                                     ----                 ----
Cash flow from operating activities:
    Net loss                                                 $   (2,364,000)      $   (2,770,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                            1,085,000              594,000
         Changes in assets and liabilities:
           Receivables, net                                         633,000            1,201,000
           Inventory                                                  2,000              (15,000)
           Other assets                                              51,000              135,000
           Accounts payable                                         142,000             (527,000)
           Accrued liabilities                                      161,000             (422,000)
           Deferred revenue                                         269,000            1,081,000
           Other long term liabilities                             (101,000)              52,000
                                                             ---------------      --------------
Net cash used in operating activities                              (122,000)            (671,000)
                                                             --------------       --------------

Cash flows from investing activities:
    Maturity of short term investment                                     -               95,000
    Purchases of property and equipment                                   -              (78,000)
    Purchases of software                                                 -             (118,000)
    Computer software capitalized                                         -             (561,000)
                                                             --------------       --------------
Net cash used in investing activities                                     -             (662,000)
                                                             --------------       --------------

Cash flows from financing activities:
    Repayments of revolving loan and bank agreements               (100,000)             (50,000)
    Net borrowings under revolving loan and bank agreements           8,000              826,000
    Payment of preferred stock dividends                                  -              (87,000)
                                                             --------------       --------------
Net cash (used in) provided by financing activities                 (92,000)             689,000
                                                             --------------       --------------

Effect of exchange rate changes on cash                              75,000              (30,000)
                                                             --------------       --------------

Net decrease in cash and cash equivalents                          (139,000)            (674,000)

Cash and cash equivalents at beginning of period                    530,000            1,938,000
                                                             --------------       --------------

Cash and cash equivalents at end of period                   $      391,000       $    1,264,000
                                                             --------------       --------------
                                                             --------------       --------------

Supplemental cash flow information:
    Interest paid                                            $      108,000       $      101,000
                                                             --------------       --------------
                                                             --------------       --------------

Accretion of dividends on mandatorily
    redeemable convertible preferred stock                   $      105,000       $       87,000
                                                             --------------       --------------
                                                             --------------       --------------


          The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Liquidity and Capital Resources
----------------------------------------

         Altris Software, Inc. (the "Company") has suffered recurring losses, and has an accumulated deficit of $70,918,000, a working capital deficit of $8,029,000 and a deficit in shareholders' equity of $9,172,000 as of March 31, 1999, which raise substantial doubt about the Company's ability to continue as a going concern. Due to significant losses and decreasing sales, the Company, in 1998, reduced its payroll cost, the largest cost element. In addition, the Company has made further reductions of other expenditures. In the first quarter of 1999, the Company has experienced a reduction in incoming orders. The Company's ability to continue operations is dependent upon the generation of new systems sales of Altris EB in the near term, which cannot be assured. Given the substantial uncertainties confronting the Company, there can be no assurance that sufficient cash flows will be generated by the Company in the near term to meet its current obligations. Accordingly, the Company is investigating raising additional cash through debt or equity offerings or other means. Management believes that such additional cash through the issuance of debt or equity will be necessary to enable the Company to meet its short-term needs for working capital. There can be no assurance that additional debt or equity financing will be available, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing in the near future, can be expected to have a material adverse affect on the Company's business, results of operations, and financial condition. In May 1999, the Company entered into a multi-part agreement with Spescom Ltd. to make certain investments in the Company and its wholly-owned U.K. subsidiary. See Part II Other Information, Item 5--Subsequent Event.

Note 2 - Basis of Presentation
------------------------------

         The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the 1998 Annual Report to Shareholders of the Company. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

         The accompanying consolidated balance sheet of the Company as of March 31, 1999 and the consolidated statement of operations and of cash flows for the three month periods ended March 31, 1999 and 1998 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Note 3 - Receivables
--------------------

                                                             March 31, 1999      December 31, 1998
                                                             --------------      -----------------
Billed receivables                                           $       529,000      $     1,193,000
Unbilled receivables                                                  99,000              129,000
Less allowance for doubtful accounts                                (133,000)            (194,000)
                                                             ---------------      ---------------
                                                             $       495,000      $     1,128,000
                                                             ---------------      ---------------
                                                             ---------------      ---------------

Note 4 - Inventory
------------------

         Inventory consists of parts, supplies, and subassemblies primarily used in maintenance contracts which service the Company's hardware products sold in prior years. Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of March 31, 1999 and December 31, 1998, the Company has provided a reserve of $721,000 and $651,000, respectively, to reduce the carrying amount to estimated net realizable value.

Note 5 - Notes Payable and Subordinated Debt
--------------------------------------------

Notes payable and subordinated debt consist of the following:

                                                                March 31,         December 31,
                                                                  1999                1998
United Kingdom overdraft facility                            $    383,000         $   375,000
Revolving loans                                                   738,000             838,000
Subordinated debt, less discount of $380,000 and
  $409,000, respectively                                       2,620,000            2,591,000
                                                             -----------          -----------

                                                             $ 3,741,000          $ 3,804,000
                                                             -----------          -----------
                                                             -----------          -----------

         In October 1998, the Company's United Kingdom subsidiary renewed an overdraft facility with a bank. Interest is calculated at 3.0% per annum over the bank's base rate (8.5% and 9.5% at March 31, 1999 and December 31, 1998, respectively). Currently the facility is for $403,000 ((pound)250,000) and is payable on demand. At March 31, 1999, $383,000 was outstanding under the facility. At December 31, 1998, $375,000 was outstanding. Repayment of the borrowings under the facility are collateralized by the property and assets of the

Company's United Kingdom subsidiary, including a (pound)100,000 certificate on deposit. The Company has also executed a guarantee in connection with the facility.

         The Company has two revolving loan and security agreements, each providing for borrowings of up to $1,000,000. The maximum credit available under each facility declines by $200,000 each year beginning in March 1997 and September 1996, respectively. Each loan is payable in monthly installments of $16,667 plus interest equal to the 30-day Commercial Paper Rate plus 2.95% (7.77% and 8.05% at March 31, 1999 and December 31, 1998, respectively). At March 31, 1999, $738,000 was outstanding under these two agreements with no additional funds available. At December 31, 1998, $838,000 was outstanding. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets. The revolving loan and security agreements contain certain restrictive covenants including the maintenance of a minimum ratio of debt to tangible net worth. As of March 31, 1999, the Company was in violation of such covenants. The Company obtained a waiver of such violations through March 15, 2000.

         In June 1997, the Company issued a five-year, 11.5% subordinated debenture with quarterly interest payments for gross proceeds of $3,000,000. In conjunction with the debt, the Company granted warrants (the "Lender Warrants") to purchase 300,000 shares of the Company's common stock at an exercise price of $6.00 per share. The warrants are exercisable over a five-year period from the date of issuance. A portion of the proceeds from the debt has been allocated to common stock warrants, which were valued at $585,000. In the event the debt is outstanding at June 2000, and each year thereafter, the Company will grant in each year additional five-year warrants to purchase 50,000 shares of common stock at an exercise price of $7.00 per share. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value, if any, will be ascribed. In November 1998, the company entered into a Security Agreement with the Investor providing the Investor with a second priority security interest in the inventory, accounts receivable, general intangibles and certain other assets of the Company. The Investor's security interest is subordinated to the first priority security interest of the lender under the Company's revolving credit agreements. In May 1999, the Company agreed to increase the interest rate on the subordinated debenture from 11.5% to 12% and reduce the exercise price on the Lender Warrants to $1.90 per share. See
Part II. Other Information, Item 5 - Subsequent Event.

Note 6 - Convertible Preferred Stock
------------------------------------

         In June 1997, the Company issued 3,000 shares of its Series D Convertible Preferred Stock ("the Series D Preferred Stock") for gross proceeds of $3,000,000. The Series D Preferred Stock bears a dividend of 11.5% per annum and is convertible into the Company's common stock at a price of $6.00 per share subject to reset, as defined in the preferred stock agreement. Since March 1998 the Company has been in default of certain covenants under the Preferred Stock Agreement, resulting in a dividend rate increase to 14% per annum. In addition, if the Company fails to pay dividends on six consecutive dividend payment dates, or the aggregate amount of unpaid dividends equals or exceeds $172.50 per share, then the Investor shall be entitled to nominate an additional director to the Company's board. In May 1999, the Company agreed to reduce the conversion price on the Series D Preferred Stock to $1.90 per share. See Part II. Other Information, Item 5 - Subsequent Event.

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

         In connection with the issuance of the Series D Preferred Stock, the Company has agreed to grant warrants to purchase the following number of shares of its common stock if the Series D Preferred Stock remains outstanding on each of the following dates: (i) on June 27, 2000 for 50,000 shares, at an exercise price of $7.00 per share, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2000 (the "2000 Contingent
Warrant"); (ii) on June 27, 2001 for 50,000 shares, at an exercise price of $7.00 per share, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2001 (the "2001 Contingent
Warrant"); (iii) on July 17, 2002 for 250,000 shares, at an exercise price equal to the trading price per share on the issuance date of the warrant, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to July 17, 2002; and (iv) on June 27, 2003 for 250,000 shares, at an exercise price equal to the trading price per share on the issuance date of the warrant, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2003. Such warrants are exercisable over a five-year period from the date of grant. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value will be ascribed, if any. In connection with the debt
(see Note 4) and Series D Convertible Preferred Stock issuance, the Company paid $120,000 to a director of the Company for his service related to the offering. In May 1999, the Company agreed to reduce the exercise price of the 2000 Contingent Warrant and 2001 Contingent Warrant to $1.90 per share. See
Part II. Other Information, Item 5 - Subsequent Event.

         Each share of Series D Preferred Stock is entitled to one vote on all matters submitted to the holders of the common stock. In the event of liquidation of the Company, the Series D Preferred Stockholders will receive in preference to the common stockholders an amount equal to $1,000 per share plus accrued but unpaid dividends and interest on all such dividends at an annual rate of 11.5% (increased to 14% as a result of the event of default). In 1998, dividends of $87,000 were paid on the Series D Preferred Stock and as of March 31, 1998 accumulated unpaid dividends amounted to $455,000.

Note 7 - Reconciliation of Net Loss and Shares Used in Per Share Computations:
------------------------------------------------------------------------------

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

                                                                     For the three months
                                                                         ended March 31,
                                                             ------------------------------------
                                                                   1999                 1998
Net Loss Used:
     Net loss                                                $   (2,364,000)      $   (2,770,000)
     Accretion of dividends on mandatorily
         redeemable convertible preferred stock                    (105,000)             (87,000)
                                                             ---------------      --------------
     Net loss used in computing basic and diluted net
     loss per share                                          $   (2,469,000)      $   (2,857,000)
                                                             ---------------      --------------
                                                             ---------------      --------------
Shares Used:
     Weighted average common shares outstanding
     used in computing basic and diluted net loss
     per common share                                              9,615,000            9,615,000
                                                             ---------------      --------------
                                                             ---------------      --------------

Note 8 - Segment and Geographic Information
-------------------------------------------

         The Company has one business segment which consists of the development and sale of a suite of client/server document management software products. One customer accounted for 17% of the Company's total revenues in the quarter ended March 31, 1999.

         Revenues for March 31, 1999 and 1998 by customer and location are as follows:

                                                     March 31,         March 31,
                                                       1999              1998
                                                    -----------       -----------
        United States                               $ 1,615,000       $ 1,783,000
        Europe, primarily United Kingdom                690,000         1,097,000
        Other International                              80,000           121,000
                                                    -----------       -----------
                                                    $ 2,385,000       $ 3,001,000
                                                    -----------       -----------
                                                    -----------       -----------

         Information by geographic location for the quarter ended March 31, 1999 and 1998 follows:

                                                          March 31, 1999
                                -------------------------------------------------------------------
                                United                             Corporate
                                States          Europe       Research & Development     Consolidated
                                ------          ------       ----------------------     ------------
Net sales                     $ 1,279,000    $ 1,106,000                                $ 2,385,000
Operating loss                   (567,000)      (632,000)         $(1,011,000)           (2,210,000)
Identifiable assets             4,443,000      5,042,000                                  9,485,000

                                                          March 31, 1998
                                -------------------------------------------------------------------
                                United                             Corporate
                                States          Europe       Research & Development     Consolidated
                                ------          ------       ----------------------     ------------
Net sales                     $ 1,916,000    $ 1,085,000                                $ 3,001,000
Operating loss                   (965,000)      (915,000)          $(742,000)            (2,622,000)
Identifiable assets             7,980,000      5,959,000                                 13,939,000

         A majority of the Europe revenue, net sales and operating loss and all of the Europe identifiable assets are attributable to the United Kingdom.

         Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

Note 9 - Litigation
-------------------

         On March 3, 1999, ("the settlement date"), the Company entered into a Memorandum of Understanding providing for the settlement of certain securities class action lawsuits pending against the Company. The Memorandum of Understanding provides that in exchange for the dismissal and release of all claims in these cases, (a) the Company's insurance carrier will pay $2,500,000 to the class of plaintiffs, (b) the Company will issue to the plaintiffs 2,304,271 shares of its common stock, which is equal to twenty percent of the sum of (i) the number of shares of common stock currently outstanding and (ii) the maximum number of shares issuable upon conversion of the Series D Preferred Stock, and (c) the Company will cooperate with plaintiffs' counsel by providing certain documents and information regarding the claims asserted in the class actions. The settlement is subject to certain conditions, including the execution of a stipulation of settlement, notice to the class and approval by the court. The Stipulation of Settlement was executed on May 13, 1999. The stipulation provides that within ten days the parties will submit the stipulation and its exhibits to the court and jointly apply for entry of an order preliminarily approving the settlement, prescribing procedures for notice to class members and setting a hearing for the final approval of the settlement. The Company recorded expense of $1,128,000 in connection with this settlement in 1998 based on the average closing market price the week preceding the settlement date times the number of shares of the Company's common stock to be issued in the settlement.

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

Note 10 - Subsequent Event
--------------------------

         In May 1999, the Company entered into a multi-part agreement with Spescom Ltd. to make certain investments in the Company and its wholly-owned U.K. subsidiary. See Part II. Other Information, Item 5 - Subsequent Event.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998.

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

Revenues

         Revenues for the three months ended March 31, 1999 were $2,385,000 as compared to $3,001,000 for the three months ended March 31, 1998 .


         First quarter 1999 revenues consisted of $772,000 (32%) in software licenses and $1,613,000 (68%) related to services and other revenue. This compares to first quarter 1998 software license revenues of $891,000 (30%) and services and other revenue of $2,110,000 (70%).

         For the quarter ended March 31, 1999, software licenses revenues decreased $119,000, while revenues generated from services and other decreased $497,000. Management believes that the Company's inability to provide the Altris EB product as originally planned in 1997, which was to address the needs of new customers' for additional features and functionality, coupled with customers uncertainty regarding the financial condition of the Company, was the principal cause for the decline in software licenses, services and other revenues. In addition, management believes that future purchasing patterns of customers and potential customers have been affected by Year 2000 issues, with many companies expending significant resources to correct their software systems for Year 2000 compliance. Management believes that these expenditures have reduced funds available to purchase software products such as those offered by the Company.

         A small number of customers have typically accounted for a large percentage of the Company's annual revenue. In the first three months of 1999, one customer accounted for 17% of total revenues. No customer accounted for more than 10% of total revenues in the first quarter of 1998. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

         Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. Gross profit as a percentage of license revenues was 60% for the first quarter 1999 compared to 67% for the same period a year ago. The decrease in the gross profit margin from licenses was due principally to increased amortization of software development costs in the first quarter 1999 compared to 1998, due to the Company's release of its EB product.

         Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance. Gross profit as a percentage of services and other revenue was 34% for the first quarter 1999 compared to 29% in the prior year. The increase in the gross profit margin from services and other revenue was due principally to decreased personnel costs associated with consulting services and support.

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

Operating Expenses

         Research and development expense for the three months ended March 31, 1999 was $1,011,000 versus $743,000 for the same period in the prior year. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized as incurred and then amortized when the product is available for general release to customers. The increase in research and development in the first quarter 1999 was due primarily to the release of the Company's EB product, which resulted in the associated development costs being expensed rather than capitalized resulting in relatively lower research and development expenses. This increase in EB development costs was offset partially by a reduction in personnel costs.

         Marketing and sales expense for the three months ended March 31, 1999 was $765,000 versus $1,669,000 for the three months ended March 31, 1998. The decrease was primarily due to lower personnel and associated costs. In addition, as a result of the delay in releasing Altris EB, the Company's next generation document management software, the Company reduced marketing and promotional costs in the first quarter 1999 compared to the same period a year ago.

         General and administrative expense was $1,447,000 for the three months ended March 31, 1999 as compared to $1,410,000 for the three months ended March 31, 1998. The increase in general and administration expense was primarily due to increased goodwill amortization. In the fourth quarter 1998, the Company reduced the life of the goodwill associated with its London subsidiary from seven to four years as a result of uncertainties regarding future benefits to the Company provided by goodwill due to recurring significant losses and negative cash flow of the subsidiary. Goodwill amortization for the first quarter 1999 was $661,000 compared to $203,000 for the same period in 1998. The increase in goodwill amortization was offset partially by a decrease in personnel costs. In addition, general and administrative expenses included $175,000 in related severance costs in the first quarter 1999. In the quarter ended March 31, 1998, the Company incurred $376,000 in charges resulting primarily from severance costs including amounts owed under a Separation Agreement between the Company and its former CEO.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company's cash and cash equivalents totaled $391,000 as compared to $530,000 at December 31, 1998, and its current ratio was .1 to 1. The Company has two revolving credit facilities that provide for borrowings of up to $738,000. At March 31, 1999, $738,000 was outstanding on the revolving loan agreements. In addition, the Company's U.K. subsidiary has an overdraft credit facility of $403,000 ((pound)250.000). The outstanding balance on this facility is payable on demand of the lender. At March 31, 1999, borrowings on this facility were $383,000. The Company has guaranteed the borrowings on this facility. The Company and the bank agreed to extend the facility from January 15, 1999 to April 30, 1999 for total borrowings not to exceed $403,000 ((pound)250,000). Interest shall be payable at 3% per annum over the bank's base rate. See Note 5 of the Condensed Notes to the Consolidated Financial Statements. In May 1999, in connection with Spescom Ltd's acquisition of a 60% interest in the U.K. subsidiary, Spescom has agreed to indemnify the Company for any claim with respect to the Company's guarantee to the bank. See Part II. Other Information, Item - 5 Subsequent Event.

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

         During the first quarter of 1999, cash used in operating and financing activities totaled $122,000 and $92,000, respectively, while the Company did not use any cash in investing activities. During the first quarter of 1998, cash provided by financing activities totaled $689,000 while cash used in operating and investing activities totaled $671,000 and $662,000, respectively. Cash provided by financing activities was from net borrowings under revolving loan and bank agreements.

         In the first quarter of 1999, the Company has experienced a reduction in incoming orders. The Company's ability to continue operations is dependent upon the generation of new system sales of Altris EB in the near term, which cannot be assured. Given the substantial uncertainties confronting the Company, there can be no assurance that sufficient cash flows will be generated by the Company in the near term to meet its current obligations. Accordingly, the Company is investigating raising additional cash through a debt or equity offering or other means. Management believes that such additional cash through the issuance of debt or other means will be necessary to enable the Company to meet its short term needs for working capital. There can be no assurance that additional debt or equity financing will be available, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing in the near future, can be expected to have a material adverse effect on the Company's business, results of operations, and financial condition. See Part II. Other Information, Item - 5 Subsequent
Event.

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

         Over the past five years, the Company has issued equity securities in connection with the private placement in June 1997, the Trimco acquisition in December 1995, the Optigraphics acquisition in September 1993 and through traditional stock option grants to employees. Although there was no "ownership change" in 1998, this activity increases the potential for an "ownership change" for income tax purposes.

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

The report of the Company's independent accountants, Grant Thornton LLP, on the Company's Consolidated Financial Statements as of and for the year ended December 31, 1998 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. See "Report of Independent Certified Public Accountants" accompanying the Consolidated Financial Statements. The Company's restatement of its financial statements, de-listing of the Company's Common Stock from the Nasdaq National Market as a result of the Company's failure to meet certain listing requirements, corporate actions to restructure operations and reduce operating expenses, and customer uncertainty regarding the Company's financial condition have had, and are likely to have in the future, a material adverse effect on the Company and its ability to sell its products in future.

Foreign Currency

         The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. In the first quarter 1999, revenue from the United States, Europe and other locations in the world were 68%, 29% and 3%, respectively. This compares to 59%, 37% and 4%, respectively for the same period in 1998. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. The Company has recently increased its sales efforts in international markets outside Europe, including Asia and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. In addition, the current continued weakness in Asian currencies may result in reduced revenues from the countries affected by this condition. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

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

PART II.   OTHER INFORMATION


Item 1 - Legal Proceedings
--------------------------

         On March 3, 1999, ("the settlement date"), the Company entered into a Memorandum of Understanding providing for the settlement of certain securities class action lawsuits pending against the Company. The Memorandum of Understanding provides that in exchange for the dismissal and release of all claims in these cases, (a) the Company's insurance carrier will pay $2,500,000 to the class of plaintiffs, (b) the Company will issue to the plaintiffs 2,304,271 shares of its common stock, which is equal to twenty percent of the sum of (i) the number of shares of common stock currently outstanding and (ii) the maximum number of shares issuable upon conversion of the Series D Preferred Stock, and (c) the Company will cooperate with plaintiffs' counsel by providing certain documents and information regarding the claims asserted in the class actions. The settlement is subject to certain conditions, including the execution of a stipulation of settlement, notice to the class and approval by the court. The Stipulation of Settlement was executed on May 13, 1999. The stipulation provides that within ten days the parties will submit the stipulation and its exhibits to the court and jointly apply for entry of an order preliminarily approving the settlement, prescribing procedures for notice to class members and setting a hearing for the final approval of the settlement. The Company recorded expense of $1,128,000 in connection with this settlement in 1998 based on the average closing market price the week preceding the settlement date times the number of shares of the Company's common stock to be issued in the settlement.

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

Item 5 - Subsequent Event
--------------------------

         In May 1999 the Company entered into a multi-part agreement with Spescom Ltd., a South African company publicly traded on the Johannesburg Exchange, whereby Spescom has invested $1.8 million for 2 million shares of the Company's common stock. In addition, as part of the agreement, Spescom will pay the Company an additional $1.0 million and invest $1.2 million directly into Altris Software Ltd.("ASL"), the U.K. subsidiary of the Company, for a 60% ownership of ASL. In conjunction with the agreement the Company will contribute $400,000 into ASL and will retain a 40% interest in ASL.

         In addition, the Company has entered into a distribution agreement with ASL which grants ASL exclusive distribution rights for the Company's products around the world excluding North and South America and the Caribbean. Under the distribution agreement, the exclusivity is contingent on ASL meeting certain minimum royalty commitments beginning in 2002. The agreement provides for a royalty to the Company on sales of the Company's products by ASL equal to 50% of the Company's list price for such products. ASL has also entered into a distribution agreement with Spescom providing that ASL will be Spescom's exclusive distributor for the same territory of EMS 2000, Spescom's configuration management (CM) product. In addition, the agreement provides that the Company will become Spescom's exclusive distributor of EMS 2000 in North and South America and the Caribbean.

         In order for the Company to obtain consent to the agreement by Finova Capital (formerly Sirrom Capital), a debt holder and preferred stockholder of the Company, the interest rate on the Company's outstanding debenture held by Finova was increased from 11.5% to 12%. In addition, the conversion rate on the convertible preferred stock held by Finova has been adjusted from $6.00 per share of common stock to $1.90 and the exercise price on warrants entitling Finova to purchase 400,000 shares of the Company's common stock was also adjusted from $6.00 to $1.90 per share.

In addition, other terms of the transaction include:

        - Spescom will have the right to appoint one representative on the Company's board of directors;

        - An additional 1,000,000 shares will be issued to Spescom if court approval of the settlement of the Company's outstanding securities litigation is not received by, as anticipated, September 30, 1999;

        - The Company will apply $200,000 of the proceeds from the transaction to fund an escrow account which will remain in effect until the second anniversary of the closing date for the purpose of securing any obligations owed by the Company to Spescom under the agreement, including any liability the Company may have under its representations and warranties to Spescom in the agreement.

        - The shares of stock representing the Company's 40% interest in ASL will be pledged to Spescom to secure the obligations of the Company to Spescom, such pledge not to extend beyond the second anniversary of the closing date.

Item 6 - Exhibits and Reports on Form 8-K:
------------------------------------------

       (a)      Form 8-K, dated February 23, 1999

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


                                        ALTRIS SOFTWARE, INC.




                                        By:  /s/John W. Low
                                           ------------------------------------
                                                John W. Low
                                                Chief Financial Officer




                                        Dated:     May 14, 1999
                                              -------------------------