Form 10-Q
period 1999-06-30
ALTRIS SOFTWARE INC
filed 1999-08-16
CIK 813747

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1999


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


                  9339 CARROLL PARK DRIVE, SAN DIEGO, CA 92121
              -------------------------------------------------------
              (Address of principal executive offices and zip code)


                                 (858) 625-3000
                --------------------------------------------------
               (Registrants telephone number, including area code)


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


Number of shares of Common Stock outstanding at July 31, 1999: 11,618,163
                                                              ---------------

Number of Sequentially Numbered Pages: 18

                             ALTRIS SOFTWARE, INC.

                                     INDEX

                                                                                   Page Number
                                                                                   -----------
PART I.  FINANCIAL INFORMATION


    Item 1. Financial Statements


             Consolidated Balance Sheets                                                3


             Consolidated Statements of Operations                                      4


             Consolidated Statements of Cash Flows                                      5


             Condensed Notes to the Consolidated Financial Statements                   6


   Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      12


PART II. OTHER INFORMATION                                                             17

                             ALTRIS SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                              June 30 1999             December 31, 1998
                                                                            ------------------       -----------------------
                                                                               (Unaudited)
                                                       ASSETS
Current assets:
   Cash and cash equivalents                                                     $    422,000                  $    530,000
   Receivables, net                                                                   560,000                     1,128,000
   Inventory, net                                                                     153,000                       277,000
   Other current assets                                                               160,000                       244,000
                                                                                 ------------                  ------------
      Total current assets                                                          1,295,000                     2,179,000

Property and equipment, net                                                           566,000                     1,565,000
Computer software, net                                                              4,239,000                     4,685,000
Goodwill, net                                                                          51,000                     2,645,000
Other assets                                                                          249,000                       292,000
Restricted cash                                                                       200,000                             -
                                                                                 ------------                  ------------
      Total assets                                                               $  6,600,000                   $11,366,000
                                                                                 ------------                  ------------
                                                                                 ------------                  ------------

                                        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                              $  1,541,000                  $  2,779,000
   Accrued liabilities                                                              1,520,000                     1,934,000
   Notes payable                                                                      417,000                       745,000
   Deferred revenue                                                                 2,452,000                     3,230,000
                                                                                 ------------                  ------------
      Total current liabilities                                                     5,930,000                     8,688,000

Long term notes payable                                                               219,000                       468,000
Deferred revenue, long term portion                                                 1,823,000                     2,131,000
Other long term liabilities                                                         1,353,000                     1,263,000
Subordinated debt, net of discount                                                  2,649,000                     2,591,000
                                                                                 ------------                  ------------
      Total liabilities                                                            11,974,000                    15,141,000
                                                                                 ------------                  ------------


Mandatorily redeemable convertible preferred stock, $1,000 par value, 3,000 shares authorized; 3,000 shares Issued and outstanding ($3,560,000 total
   liquidation preference)                                                          3,213,000                     3,003,000

Shareholders' deficit:
   Common stock, no par value, 20,000,000 shares authorized;
      11,616,913 and 9,614,663 issued and outstanding, respectively                62,792,000                    61,201,000
   Common stock warrants                                                              677,000                       585,000
   Accumulated other comprehensive income                                                   -                       (10,000)
   Accumulated deficit                                                            (72,056,000)                  (68,554,000)
                                                                                 ------------                  ------------
      Total shareholders' deficit                                                  (8,587,000)                   (6,778,000)
                                                                                 ------------                  ------------
           Total liabilities and shareholders' deficit                           $  6,600,000                  $ 11,366,000
                                                                                 ------------                  ------------
                                                                                 ------------                  ------------


        The accompanying condensed notes are an integral part of these consolidated financial statements

                              ALTRIS SOFTWARE, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the three months                     For the six months
                                                      Ended June 30,                            Ended June 30
                                            ---------------------------------       ---------------------------------
                                                 1999                1998               1999                1998
                                                 ----                ----               ----                ----
Revenues:
    Licenses                                $      382,000      $   1,169,000       $   1,154,000       $   2,060,000
    Services and other                           1,140,000          2,365,000           2,753,000           4,475,000
                                            --------------      -------------       -------------       -------------
         Total revenues                          1,522,000          3,534,000           3,907,000           6,535,000
                                            --------------      -------------       -------------       -------------

Cost of revenues:
    Licenses                                       285,000            295,000             590,000             589,000
    Services and other                             735,000          1,793,000           1,802,000           3,300,000
                                            --------------      -------------       -------------       -------------
         Total cost of revenues                  1,020,000          2,088,000           2,392,000           3,889,000
                                            --------------      -------------       -------------       -------------

Gross profit                                       502,000          1,446,000           1,515,000           2,646,000
                                            --------------      -------------       -------------       -------------

Operating expenses:
    Research and development                       837,000            608,000           1,848,000           1,351,000
    Marketing and sales                            397,000          1,066,000           1,162,000           2,735,000
    General and administrative                     443,000          1,303,000           1,890,000           2,713,000
                                            --------------      -------------       -------------       -------------
         Total operating expenses                1,677,000          2,977,000           4,900,000           6,799,000
                                            --------------      -------------       -------------       -------------

Loss from operations                            (1,175,000)        (1,531,000)         (3,385,000)         (4,153,000)

Interest and other income                         186,000               3,000             195,000              18,000
Interest and other expense                       (149,000)           (169,000)           (312,000)           (332,000)
                                            --------------      --------------      --------------      --------------

Net loss                                    $  (1,138,000)      $  (1,697,000)      $  (3,502,000)      $  (4,467,000)
                                            --------------      --------------      --------------      --------------
                                            --------------      --------------      --------------      --------------
Basic net loss per common share             $        (.11)      $        (.19)      $        (.32)      $        (.49)
                                            --------------      --------------      --------------      --------------
                                            --------------      --------------      --------------      --------------
Diluted net loss per common share           $        (.11)      $        (.19)      $        (.32)      $        (.49)
                                            --------------      --------------      --------------      --------------
                                            --------------      --------------      --------------      --------------

Shares used in computing basic and
    diluted net loss per common share           11,616,000          9,615,000          11,616,000           9,615,000


        The accompanying condensed notes are an integral part of these consolidated financial statements

                             ALTRIS SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          For the six months
                                                                                            ended June 30,
                                                                                ------------------------------------
                                                                                      1999                 1998
                                                                                      ----                 ----
Cash flow from operating activities:
    Net loss                                                                    $   (3,502,000)      $   (4,467,000)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                                             1,547,000            1,189,000
           Loss on disposal of assets                                                        -               46,000
           Gain on sale of 60% interest in ASL                                        (182,000)                   -
           Change in warrant exercise price                                             65,000                    -
           Warrants issued to consultant                                                27,000                    -
           Changes in assets and liabilities:
               Receivables, net                                                        309,000            1,418,000
               Inventory                                                               116,000               56,000
               Other assets                                                             38,000              151,000
               Accounts payable                                                       (432,000)              (1,000)
               Accrued liabilities                                                     413,000             (448,000)
               Deferred revenue                                                       (134,000)           1,397,000
               Other long term liabilities                                            (110,000)              19,000
                                                                                --------------       --------------
Net cash used in operating activities                                               (1,845,000)            (640,000)
                                                                                --------------       --------------

Cash flows from investing activities:
    Maturity of short term investment                                                        -              133,000
    Purchases of property and equipment                                                (11,000)             (81,000)
    Purchases of software                                                                    -             (158,000)
    Computer software capitalized                                                            -           (1,131,000)
    Net proceeds from sale of 60% interest in ASL                                    1,930,000                    -
                                                                                --------------       --------------
Net cash provided by (used in) investing activities                                  1,919,000           (1,237,000)
                                                                                --------------       --------------

Cash flows from financing activities:
    Repayments under notes payable                                                    (193,000)            (133,000)
    Net borrowings under revolving loan and bank agreements                                  -              879,000
    Payment of preferred stock dividends                                                     -              (87,000)
    Proceeds from exercise of stock options                                              1,000                    -
                                                                                --------------       --------------
Net cash (used in) provided by financing activities                                   (192,000)             659,000
                                                                                --------------       --------------
Effect of exchange rate changes on cash                                                 10,000              (43,000)
                                                                                --------------       ---------------
Net decrease in cash and cash equivalents                                             (108,000)          (1,261,000)
Cash and cash equivalents at beginning of period                                       530,000            1,938,000
                                                                                --------------       --------------
Cash and cash equivalents at end of period                                      $      422,000       $      677,000
                                                                                --------------       --------------
                                                                                --------------       --------------
Supplemental cash flow information:
    Interest paid                                                               $      213,000       $      232,000
                                                                                --------------       --------------
                                                                                --------------       --------------
Schedule of noncash financing activities:
    Accretion of dividends on mandatorily redeemable
    convertible preferred stock                                                 $      210,000       $      111,000
                                                                                --------------       --------------
                                                                                --------------       --------------


        The accompanying condensed notes are an integral part of these consolidated financial statements

                              ALTRIS SOFTWARE, INC.
             CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - LIQUIDITY AND CAPITAL RESOURCES

         Altris Software, Inc. ("the Company") has suffered recurring losses, and has an accumulated deficit of $72,056,000, a working capital deficit of $4,485,000 and a deficit in shareholders' equity of $8,587,000 as of June 30, 1999, which raise substantial doubt about the Company's ability to continue as a going concern. Due to significant losses and decreasing sales, the Company, in 1998, reduced its payroll cost, its largest cost element. In addition, the Company has made further reductions of other expenditures, and in the second quarter of 1999 sold a 60% interest in its United Kingdom operations. See Notes 2 and 3. In the first half of 1999, the Company has experienced a reduction in incoming orders. The Company's ability to continue operations is dependent upon the generation of new system sales of Altris EB in the near term, which cannot be assured. Given the substantial uncertainties confronting the Company, there can be no assurance that sufficient cash flows will be generated by the Company in the near term to meet its current obligations. Accordingly, the Company is investigating raising additional cash through debt or equity offering or other means. Management believes that such additional cash through the issuance of debt or equity will be necessary to enable the Company to meet its short-term needs for working capital. There can be no assurance that additional debt or equity financing will be available, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing in the near future, can be expected to have a material adverse affect on the Company's business, results of operations, and financial condition.

NOTE 2 - BASIS OF PRESENTATION

         The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Form 10-K for the year ended December 31, 1998. It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

         The accompanying consolidated balance sheet of the Company as of June 30, 1999 and the consolidated statement of operations and of cash flows for the six month periods ended June 30, 1999 and 1998 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The investment in Altris Software Ltd. ("ASL"), a U.K. limited company, is accounted for under the equity method. As of June 30, 1999 the net book value of the investment in ASL is zero. See
Note 3. All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include the results of ASL up to March 31, 1999.

NOTE 3 - SPESCOM TRANSACTION

         In May 1999, the Company completed a transaction with Spescom Ltd., a South African company publicly traded on the Johannesburg Exchange, whereby Spescom invested $1.8 million for 2 million shares of the Company's common stock. In addition, as part of the agreement, Spescom paid the Company an additional $1.0 million and invested $1.2 million directly into ASL for a 60% ownership of ASL. In conjunction with the agreements the Company contributed $400,000 into ASL and retained a 40% interest in ASL. The Company also applied $200,000 of the proceeds from the transaction to fund an escrow account which will remain in effect until the second anniversary of the closing date for the purpose of securing any obligations owed by the Company to Spescom under the agreement, including any liability the Company may have under its representations and warranties to Spescom in the agreement. The Company recorded a gain of $182,000, net of expenses on the transaction. The Company also recorded a deferred gain of $200,000 relating to the funds escrowed. The deferred gain will be realized to the extent such escrowed funds are returned, if any, to the Company.

         In addition, the Company entered into a distribution agreement with ASL which grants ASL exclusive distribution rights for the Company's products around the world excluding North and South America and the Caribbean. Under the distribution agreement, the exclusivity is contingent on ASL meeting certain minimum royalty commitments beginning in 2002. The agreement provides for a royalty to the Company on sales of the Company's products by ASL equal to 50% of the Company's list price for such products. ASL has also entered into a distribution agreement with Spescom providing that ASL will be Spescom's exclusive distributor covering the same territory for EMS 2000, Spescom's configuration management (CM) product. In addition, the agreement provides that the Company will become Spescom's exclusive distributor of EMS 2000 in North and South America and the Caribbean.

         In order for the Company to obtain consent to the agreement by the investor holding the Company's subordinated debenture and the Company's Series D Convertible Preferred Stock ("the Investor"), the interest rate on the subordinated debenture was increased from 11.5% to 12%. See Note 6. In addition, the conversion rate on the convertible preferred stock has been adjusted from $6.00 per share of common stock to $1.90 and the exercise price on warrants entitling the Investor to purchase 400,000 shares of the Company's common stock was also adjusted from $6.00 to $1.90 per share. As a result of the change in exercise price, the Company recorded an additional expense of $65,000 relating to the Spescom transaction.

         Other terms of the transaction include that Spescom has the right to appoint one representative on the Company's board of directors. In addition, the shares of stock representing the Company's 40% interest in ASL have been pledged to Spescom to secure the obligations of the Company to Spescom, such pledge not to extend beyond the second anniversary of the closing date.

NOTE 4 - BALANCE SHEET INFORMATION

         Receivables, net                             June 30, 1999                     December 31, 1998
         ----------------                             -------------                     -----------------
                                                       (Unaudited)
         Billed receivables                          $        584,000                   $      1,193,000
         Unbilled receivables                                  66,000                            129,000
         Less allowance for doubtful accounts                 (90,000)                          (194,000)
                                                     ----------------                   ----------------
                                                     $        560,000                   $      1,128,000
                                                     ----------------                   ----------------
                                                     ----------------                   ----------------

         Other long-term liabilities
         ---------------------------
         Accrued loss on office closure              $          6,000                   $         77,000
         Settlement of lawsuits                             1,128,000                          1,128,000
         Deferred gain on Spescom transaction                 200,000                                  -
         Other                                                 19,000                             58,000
                                                     ----------------                   ----------------
                                                     $      1,353,000                   $      1,263,000
                                                     ----------------                   ----------------
                                                     ----------------                   ----------------

NOTE 5 - INVENTORY

         Inventory consists of parts, supplies, and subassemblies primarily used in maintenance contracts which service the Company's hardware products sold in prior years. Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of June 30, 1999 and December 31, 1998, the Company had a reserve of $791,000 and $651,000, respectively, to reduce the carrying amount of inventory to its estimated net realizable value.

NOTE 6 - NOTES PAYABLE AND SUBORDINATED DEBT

         Notes payable and subordinated debt consist of the following:

                                                                              June 30,          December 31,
                                                                                1999                1998
                                                                           -----------          ------------
                                                                           (Unaudited)
Revolving loans                                                            $   636,000          $   838,000
Subordinated debt, less discount of $351,000 and
  $409,000, respectively                                                     2,649,000            2,591,000
United Kingdom overdraft facility                                                    -              375,000
                                                                           -----------          -----------
                                                                           $ 3,285,000          $ 3,804,000
                                                                           -----------          -----------
                                                                           -----------          -----------

         The Company has two revolving loan and security agreements, each provided for borrowings of up to $1,000,000. The maximum credit available under each facility declines by $200,000 each year beginning in March 1997 and September 1996, respectively. Each loan is payable in monthly installments of $16,667 plus interest equal to the 30-day Commercial Paper Rate plus 2.95% (7.85% and 8.05% at June 30, 1999 and December 31, 1998, respectively). At June 30, 1999, $636,000 was outstanding under these two agreements with no additional funds available. At December 31, 1998, $838,000 was outstanding. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets. The revolving loan and security agreements contain certain restrictive covenants including the maintenance of a minimum ratio of debt to tangible net worth. As of June 30, 1999, the Company was in violation of such covenants. The Company obtained a waiver of such violations through March 15, 2000. In May 1999, in order to obtain the consent for the Spescom transaction from the lender, the Company agreed to reduce the principal balance of the combined facilities by a total of $150,000 on or before June 30, 1999. The Company has not made the payment and is in violation of the agreement.

         In June 1997, the Company issued a five-year, 11.5% subordinated debenture with quarterly interest payments for gross proceeds of $3,000,000. In conjunction with the debt, the Company granted warrants (the "Lender Warrants") to purchase 300,000 shares of the Company's common stock at an exercise price of $6.00 per share. The warrants are exercisable over a five-year period from the date of issuance. A portion of the proceeds from the debt has been allocated to common stock warrants, which were valued at $585,000. In the event the debt is outstanding at June 2000, and each year thereafter, the Company will grant in each year additional five-year warrants to purchase 50,000 shares of common stock at an exercise price of $7.00 per share. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value, if any, will be ascribed. In November 1998, the company entered into a Security Agreement with the Investor providing the Investor with a second priority security interest in the inventory, accounts receivable, general intangibles and certain other assets of the Company. The Investor's security interest is subordinated to the first priority security interest of the lender under the Company's revolving credit agreements. In May 1999, the Company agreed to increase the interest rate on the subordinated debenture from 11.5% to 12% and reduce the exercise price on the Lender Warrants to $1.90 per share. See
Note 3.

         In October 1998, ASL renewed an overdraft facility with a bank. Interest is calculated at 3.0% per annum over the bank's base rate of 9.5% at December 31, 1998. At December 31, 1998, $375,000 was outstanding under the facility which was collateralized by the property and assets of ASL, including a (pound)100,000 certificate on deposit. As a result of the Spescom transaction, the indebtedness on this facility is no longer included in the Company's liablities. In addition, the Company's guarantee in connection with the facility has been assumed by Spescom.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

         In June 1997, the Company issued 3,000 shares of its Series D Convertible Preferred Stock ("the Series D Preferred Stock") for gross proceeds of $3,000,000. The Series D Preferred Stock bears a dividend of 11.5% per annum and is convertible into the Company's common stock at a price of $6.00 per share subject to reset, as defined in the preferred stock agreement. Since March 1998 the Company has been in default of certain covenants under the Preferred Stock Agreement, resulting in a dividend rate increase to 14% per annum. In addition, if the Company fails to pay dividends on six consecutive dividend payment dates, or the aggregate amount of unpaid dividends equals or exceeds $172.50 per share, then the Investor shall be entitled to nominate an additional director to the Company's board. In May 1999, the Company agreed to reduce the conversion price on the Series D Preferred Stock to $1.90 per share. See Note 3.

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

         In connection with the issuance of the Series D Preferred Stock, the Company has agreed to grant warrants to purchase the following number of shares of its common stock if the Series D Preferred Stock remains outstanding on each of the following dates: (i) on June 27, 2000 for 50,000 shares, at an exercise price of $7.00 per share, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2000 (the "2000 Contingent Warrant") (ii) on June 27, 2001 for 50,000 shares, at an exercise price of $7.00 per share, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2001 (the "2001 Contingent Warrant"); (iii) on July 17, 2002 for 250,000 shares, at an exercise price equal to the trading price per share on the issuance date of the warrant, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to July 17, 2002; and (iv) on June 27, 2003 for 250,000 shares, at an exercise price equal to the trading price per share on the issuance date of the warrant, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2003. Such warrants are exercisable over a five-year period from the date of grant. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value will be ascribed, if any. In connection with the debt (see Note 6) and Series D Convertible Preferred Stock issuance, the Company paid $120,000 to a director of the Company for his service related to the offering. In May 1999, the Company agreed to reduce the exercise price of the 2000 Contingent Warrant and 2001 Contingent Warrant to $1.90 per share. See Note 3.

         Each share of Series D Preferred Stock is entitled to one vote on all matters submitted to the holders of the common stock. In the event of liquidation of the Company, the Series D Preferred Stockholders will receive in preference to the common stockholders an amount equal to $1,000 per share plus accrued but unpaid dividends and interest on all such dividends at an annual rate of 11.5% (increased to 14% as a result of the event of default). In 1998, dividends of $87,000 were paid on the Series D Preferred Stock and as of June 30, 1999 accumulated unpaid dividends amounted to $560,000.

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

                                                                   For the three months                     For the six months
                                                                       ended June 30,                          ended June 30,
                                                            ---------------------------------      -------------------------------
                                                                 1999               1998                1999              1998
                                                                 ----               ----                ----              ----
Net Loss Used:

     Net loss                                                 $(1,138,000)       $(1,697,000)       $(3,502,000)      $(4,467,000)
     Accretion of dividends on mandatorily
         redeemable convertible preferred stock                  (105,000)          (105,000)          (210,000)         (198,000)
                                                              -----------        -----------        -----------       -----------
     Net loss used in computing basic and
     diluted net loss per share                               $(1,243,000)       $(1,802,000)       $(3,712,000)      $(4,665,000)
                                                              -----------        -----------        -----------       -----------
                                                              -----------        -----------        -----------       -----------
Shares Used:

     Weighted average common shares outstanding
     used in computing basic and diluted net loss
     per common share                                          11,616,000          9,615,000         11,616,000         9,615,000
                                                              -----------        -----------        -----------       -----------
                                                              -----------        -----------        -----------       -----------

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has one business segment which consists of the development and sale of a suite of client/server document management software products. No customer accounted for over 10% of the Company's total revenues for the three and six months ended June 30, 1999.

         Revenues for the three and six months ended June 30, 1999 and 1998 by customer location are as follows:

                                                                   For the three months                     For the six months
                                                                       ended June 30,                          ended June 30,
                                                            --------------------------------      --------------------------------
                                                                 1999              1998                1999              1998
                                                                 ----              ----                ----              ----
         United States                                      $ 1,442,000       $  2,109,000        $ 3,057,000       $   3,891,000
         Europe, primarily United Kingdom                        53,000          1,171,000            743,000           2,268,000
         Other International                                     27,000            254,000            107,000             376,000
                                                            -----------       ------------        -----------       -------------
                                                            -----------       ------------        -----------       -------------
                                                            $ 1,522,000       $  3,534,000        $ 3,907,000       $   6,535,000

         Information by geographic location for the three and six months ended June 30, 1999 and 1998 follows:

                                                            Three months ended June 30, 1999
                               ------------------------------------------------------------------------------------
                                  United                                  Corporate
                                  States             Europe        Research & Development              Consolidated
                               -------------      ------------     ----------------------              ------------
Net sales                      $   1,522,000      $          -                                         $  1,522,000
Operating loss                      (338,000)                -           $   (837,000)                   (1,175,000)
Identifiable assets                6,600,000                 -                                            6,600,000

                                                            Three months ended June 30, 1998
                               ------------------------------------------------------------------------------------
                                    United                                Corporate
                                    States          Europe         Research & Development              Consolidated
                               -------------      ------------     ----------------------              ------------
Net sales                      $   2,229,000      $  1,305,000                                         $  3,534,000
Operating Income (loss)               20,000           584,000           $(2,135,000)                    (1,531,000)
Identifiable assets                7,292,000         5,719,000                                           13,011,000

                                                              Six months ended June 30, 1999
                               ------------------------------------------------------------------------------------
                                    United                                Corporate
                                    States          Europe         Research & Development              Consolidated
                               -------------      ------------     ----------------------              ------------
Net sales                      $   2,801,000      $  1,106,000                                         $  3,907,000
Operating loss                      (865,000)         (672,000)          $(1,848,000)                    (3,385,000)
Identifiable assets                6,600,000                                                              6,600,000

                                                              Six months ended June 30, 1998
                               ------------------------------------------------------------------------------------
                                    United                                Corporate
                                    States          Europe         Research & Development              Consolidated
                               -------------      ------------     ----------------------              ------------
Net sales                      $   4,145,000      $  2,390,000                                         $  6,535,000
Operating loss                      (945,000)         (331,000)          $(2,877,000)                    (4,153,000)
Identifiable assets                7,292,000         5,719,000                                           13,011,000

         A majority of the European revenue, net sales and operating loss and all of the European identifiable assets are attributable to ASL operations prior to the Spescom transaction. See Notes 2 and 3.

         Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

NOTE 10 - LITIGATION

         On July 30, 1999, the United States District Court for the Southern District of California approved the settlement of certain securities class action lawsuits against the Company. The settlement provides for the dismissal and release of all claims in these cases in exchange for (a) payment of $2,500,000 by the Company's insurance carrier to the class of plaintiffs, (b) issuance by the Company of 2,304,271 shares of its common stock to the plaintiffs, which is equal to twenty percent of the sum of (i) the number of shares of common stock currently outstanding and (ii) the maximum number of shares issuable upon conversion of the Series D Preferred Stock, and (c) cooperation by the Company with plaintiffs' counsel by providing certain documents and information regarding the claims asserted in the class actions. The Company recorded expense of $1,128,000 in connection with this settlement in 1998 based on the average closing market price the week preceding the execution of the memorandum of understanding for the settlement times the number of shares of the Company's common stock to be issued in the settlement.

         In addition, as a part of the settlement in these class actions, the Company's former Chairman of the Board, President, and Chief Executive Officer, Jay V. Tanna, has agreed to forego any claim for unpaid compensation of $131,000 under the Separation Agreement and Release of Claims that Mr. Tanna and the Company entered into on April 1, 1998, and to surrender his 35,000 shares of common stock in the Company. Mr. Tanna and the Company also have entered into a Settlement Agreement and Mutual Release resolving all claims and disputes with one another, with the exception of certain existing indemnification obligations under Altris' bylaws, California law, and the indemnity agreement between the Company and Mr. Tanna related to his services as a director and officer of the Company.

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


THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1998.

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

Revenues

         Revenues for the three and six months ended June 30, 1999 were $1,522,000 and $3,907,000, respectively, as compared to $3,534,000 and
$6,535,000 for the three and six months ended June 30, 1998.

         For the three months ended June 30, 1999 revenues consisted of $382,000 (25%) in software licenses and $1,140,000 (75%) related to services and other revenue. This compares to software license revenues of $1,169,000 (33%) and services and other revenue of $2,365,000 (67%) for the three months ended June 30, 1998. For the six months ended June 30, 1999 revenues consisted of $1,154,000 (30%) in software licenses and $2,753,000 (70%) related to services and other revenues. This compares to $2,060,000 (32%) in software licenses and $4,475,000 (68%) related to services and other revenue for the six months ended June 30 1998.

         For the three and six months ended June 30, 1999, software licenses revenues decreased $787,000 and $906,000, respectively, while revenues generated from services decreased $1,225,000 and $1,722,000, respectively. This reduction is attributable in part to the consummation of the Spescom transaction. As of April 1, 1999, operations of ASL have been excluded from the consolidated results as a result of the Spescom transaction. See Note 3 of the Condensed Notes to the Consolidated Financial Statements. Additionally, management believes that the Company's inability to provide the Altris EB product as originally planned in 1997, which was to address the needs of new customers for additional features and functionality, coupled with customers' uncertainty regarding the financial condition of the Company, was the principal cause for the decline in software licenses, services and other revenues. In addition, management believes that future purchasing patterns of customers and potential customers have been affected by Year 2000 issues, with many companies expending significant resources to correct their software systems for Year 2000 compliance. Management believes that these expenditures have reduced funds available to purchase software products such as those offered by the Company.

         A small number of customers have typically accounted for a large percentage of the Company's annual revenue, although no customer accounted for more than 10% of total revenue for the three and six months ended June 30, 1999 or 1998. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

         Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. Gross profit as a percentage of license revenues was 25% and 49% for the three and six months ended June 30, 1999 compared to 75% and 71% for the three and six months ended June 30, 1998. The decrease in the gross profit margin from licenses was due principally to increased amortization of software development costs in 1999 compared to 1998, due to the Company's release of its EB product, and the decreased revenues.

         Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance. Gross profit as a percentage of services and other revenue was 35% and

33%, respectively, for the three and six months ended June 30, 1999 compared to 24% and 26%, respectively for the three and six months ended June 30, 1998. The increase in the gross profit margin from services and other revenue was due principally to decreased personnel costs associated with consulting services and support.

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

Operating Expenses

         Research and development expense for the three and six months ended June 30, 1999 was $837,000 and $1,848,000, respectively, as compared to $608,000 and $1,351,000 for the same periods in the prior year. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized as incurred and then amortized when the product is available for general release to customers. The increase in research and development for the three and six months ended June 30, 1999 was due primarily to the fact that prior to release of the Company's EB product in 1999, the associated development costs were capitalized, whereas development costs in 1999 have been expensed. This increase in development expense was offset partially by a reduction in personnel costs.

         Marketing and sales expense for the three and six months ended June 30, 1999 was $397,000 and $1,162,000, respectively, as compared to $1,066,000 and
$2,735,000 for the three and six months ended June 30, 1998. The decrease is primarily due to lower personnel and associated costs. In addition, as a result of the delay in releasing Altris EB, the Company reduced marketing and promotional costs in the first half of 1999 compared to the same period a year ago. Additionally, as of April 1, 1999, marketing and sales expense does not include ASL's expenses.

         General and administrative expense was $443,000 and $1,890,000, respectively, for the three and six months ended June 30, 1999 as compared to $1,303,000 and $2,713,000 for the three and six months ended June 30, 1998. The decrease in general and administrative expense was due to decreased legal and accounting fees for the three and six months ended June 30, 1999. Additionally, the Company received $222,000 from its insurance carrier for legal fees incurred in connection with shareholder suits. In 1998, general and administrative costs included increased legal, accounting and consulting costs associated with the Company's restatement of its financial statements for fiscal year 1996 and the three interim quarters in 1997. Also, as of April 1, 1999, general and administrative expense does not include ASL's expenses.

         Interest and other income was $186,000 and $195,000 for the three and six months ended June 30, 1999 as compared to $3,000 and $18,000 for the same period a year ago. The increase is primarily due to a gain recorded on the Spescom transaction in the second quarter 1999. See Note 3 of the Condensed Notes to the Consolidated Financial Statements.

         Interest and other expense was $149,000 and $312,000, respectively, for the three and six months ended June 30, 1998 versus $169,000 and $332,000 for the three and six months ended June 30, 1998. The decrease was due to a lower debt balance at June 30, 1999 versus the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company's cash and cash equivalents totaled $422,000 as compared to $530,000 at December 31, 1998, and its current ratio was
 .2 to 1. The Company has two revolving credit facilities. At June 30, 1999, $636,000 was outstanding on the revolving loan agreements with no additional funds available on the facility. See Note 6 of the Condensed Notes to the Consolidated Financial Statements.

         As a result of misapplications in its revenue recognition policies, the Company, in 1998, restated its previously presented interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997. The restatement triggered events of default under each of the Company's revolving loan agreements and under the Subordinated Debenture. The lenders under such agreements and the Subordinated Debenture agreed to waive such events of default. The lender under the revolving loan agreement ("the Lender") has also waived compliance with certain financial covenants through March 15, 2000. In May 1999, in order to obtain the consent for the Spescom transaction from the Lender, the Company agreed to reduce the principal balance of the revolving loan agreements by a total of $150,000 on or before June 30, 1999. The Company has not made the payment and is in violation of the agreement. There can be no assurances that the Company will be able to secure from its lenders a further waiver of such default or any other events of default, including any events of default occurring after March 15, 2000 under the financial covenants of the revolving loan agreements. If such events of default are not waived, the Company may be required to repay the full amount of its outstanding indebtedness under the revolving credit agreements. The Company's existing payment default and any future defaults in the payment of such indebtedness or in the performance of other covenants under the agreements related to such indebtedness, whether occurring prior to or after March 15, 2000, could also result in the Company being required to repay the full amount of such indebtedness. The repayment of such indebtedness would require additional debt or equity financing. There can be no assurances that any such financing would be available.

         At June 30, 1999, cash used in operating and financing activities totaled $1,845,000 and $192,000, respectively, while cash provided by investing activities totaled $1,919,000. Cash provided by investing activities was generated from the sale of a 60% interest in ASL to Spescom. For the six months ended June 30, 1998, cash provided by financing activities totaled $659,000 while cash used in operating and investing activities totaled $640,000 and $1,237,000, respectively. Cash provided by financing activities was from net borrowings under revolving loan and bank agreements.

         In the first half of 1999, the Company has experienced a reduction in incoming orders. The Company's ability to continue operations is dependent upon the generation of new systems sales of Altris EB in the near term, which cannot be assured. Given the substantial uncertainties confronting the Company, there can be no assurances that sufficient cash flows will be generated by the Company in the near term to meet its current obligations. Accordingly, the Company is investigating raising additional cash through a debt or equity offering or other means. Management believes that such additional cash through the issuance of debt or other means will be necessary to enable the Company to meet its short term needs for working capital. There can be no assurances that additional debt or equity financing will be available, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing in the near future, can be expected to have a material adverse effect on the Company's business, results of operations, and financial condition and could impact the Company's ability to continue as a going concern.

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

         Over the past five years, the Company has issued equity securities in connection with the Spescom transaction, the private placement in June 1997, the Trimco acquisition in December 1995 and through traditional stock option grants to employees. Although there was no "ownership change" to date, this activity increases the potential for an "ownership change" for income tax purposes.
         In connection with the acquisition of Optigraphics, the Company acquired Optigraphics' net operating losses which are limited to offset against that entity's future taxable income, subject to annual limitations.

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

Foreign Currency

         The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. In the six months ended June 30, 1999, revenue from the United States, Europe and other locations in the world were 78%, 19% and 3%, respectively. This compares to 60%, 35% and 5%, respectively for the same period in 1998. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. The Company has recently increased its sales efforts in international markets outside Europe, including Asia and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. In addition, the current continued weakness in Asian currencies may result in reduced revenues from the countries affected by this condition. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

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

         The Company has commenced a program, to be substantially completed by the Fall of 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. Implementation of software products from third parties, however, will require the dedication of administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999 as a part of the Company Year 2000 compliance program. The Company is in the process of completing Year 2000 compliance reviews and upgrades to software or systems which are deemed critical to the Company's business. The Company expects to complete this by September 1999. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations.

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

                          PART II. OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         On July 30, 1999, the United States District Court for the Southern District of California approved the settlement of certain securities class action lawsuits against the Company. The settlement provides for the dismissal and release of all claims in these cases in exchange for (a) payment of $2,500,000 by the Company's insurance carrier to the class of plaintiffs, (b) issuance by the Company of 2,304,271 shares of its common stock to the plaintiffs, which is equal to twenty percent of the sum of (i) the number of shares of common stock currently outstanding and (ii) the maximum number of shares issuable upon conversion of the Series D Preferred Stock, and (c) cooperation by the Company with plaintiffs' counsel by providing certain documents and information regarding the claims asserted in the class actions. The Company recorded expense of $1,128,000 in connection with this settlement in 1998 based on the average closing market price the week preceding the execution of the memorandum of understanding for the settlement times the number of shares of the Company's common stock to be issued in the settlement.

         In addition, as a part of the settlement in these class actions, the Company's former Chairman of the Board, President, and Chief Executive Officer, Jay V. Tanna, has agreed to forego any claim for unpaid compensation of $131,000 under the Separation Agreement and Release of Claims that Mr. Tanna and the Company entered into on April 1, 1998, and to surrender his 35,000 shares of common stock in the Company. Mr. Tanna and the Company also have entered into a Settlement Agreement and Mutual Release resolving all claims and disputes with one another, with the exception of certain existing indemnification obligations under Altris' bylaws, California law, and the indemnity agreement between the Company and Mr. Tanna related to his services as a director and officer of the Company.

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

         (a)   Form 8-K, dated June 1, 1999

         (b)   Form 8-K/A, dated July 2, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALTRIS SOFTWARE, INC.




                                        By:  /s/John W. Low
                                           ------------------------------------
                                                John W. Low
                                                Chief Financial Officer




                                        Dated:    August  12, 1999
                                              ---------------------------------