Form 10-Q
period 1999-09-30
ALTRIS SOFTWARE INC
filed 1999-11-15
CIK 813747

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1999


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15935


                              ALTRIS SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                     95-3634089
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                   9339 CARROLL PARK DRIVE, SAN DIEGO, CA 92121
              -----------------------------------------------------
              (Address of principal executive offices and zip code)


                                 (858) 625-3000
              ---------------------------------------------------
              (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                   YES  X   NO
                                                      -----   -----


Number of shares of Common Stock outstanding at November 1, 1999:  11,628,163
                                                                 -------------

                              ALTRIS SOFTWARE, INC.
                              ---------------------

                                      INDEX
                                      -----

                                                                    Page Number
                                                                    -----------
PART I.  FINANCIAL INFORMATION


 Item 1. Financial Statements


              Consolidated Balance Sheets                                  3


              Consolidated Statements of Operations                        4


              Consolidated Statements of Cash Flows                        5


              Condensed Notes to the Consolidated Financial Statements     6


 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12



PART II. OTHER INFORMATION                                                18

                              ALTRIS SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30,         December 31,
                                                                         1999                  1998
                                                                    ---------------      ----------------
                                                                     (Unaudited)
                                            ASSETS
Current assets:
   Cash and cash equivalents                                             $  246,000          $    530,000
   Receivables, net                                                         336,000             1,128,000
   Inventory, net                                                            59,000               277,000
   Other current assets                                                     185,000               244,000
                                                                         ----------          ------------
      Total current assets                                                  826,000             2,179,000

Property and equipment, net                                                 495,000             1,565,000
Computer software, net                                                    3,974,000             4,685,000
Goodwill, net                                                                26,000             2,645,000
Other assets                                                                227,000               292,000
Restricted cash                                                             200,000                     -
                                                                         ----------          ------------
      Total assets                                                       $5,748,000          $ 11,366,000
                                                                         ----------          ------------
                                                                         ----------          ------------

                            LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                      $1,767,000          $  2,779,000
   Accrued liabilities                                                    1,504,000             1,934,000
   Notes payable                                                            599,000               745,000
   Deferred revenue                                                       2,254,000             3,230,000
                                                                         ----------          ------------
      Total current liabilities                                           6,124,000             8,688,000

Long term notes payable                                                     203,000               468,000
Deferred revenue, long term portion                                       1,683,000             2,131,000
Other long term liabilities                                               1,376,000             1,263,000
Subordinated debt, net of discount                                        2,678,000             2,591,000
                                                                         ----------          ------------
      Total liabilities                                                  12,064,000            15,141,000
                                                                         ----------          ------------



Mandatorily  redeemable Series D Cumulative convertible  preferred stock, $1,000 par value,  3,000 shares authorized; 3,000 shares
   Issued and outstanding ($3,560,000 total liquidation preference)       3,318,000             3,003,000

Shareholders' deficit:
   Common stock, no par value, 20,000,000 shares authorized;
      11,620,663 and 9,614,663 issued and outstanding, respectively      62,689,000            61,201,000
   Common stock warrants                                                    677,000               585,000
   Accumulated other comprehensive income                                         -               (10,000)
   Accumulated deficit                                                  (73,000,000)          (68,554,000)
                                                                        -----------          ------------
       Total shareholder's deficit                                       (9,634,000)           (6,778,000)
                                                                         ----------          ------------
           Total liabilities and shareholders' deficit                  $ 5,748,000          $ 11,366,000
                                                                        -----------          ------------
                                                                        -----------          ------------

     The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the three months                  For the nine months
                                                    ended September 30,                   ended September 30,
                                            ---------------------------------       ---------------------------------
                                                 1999                1998               1999                1998
                                                 ----                ----               ----                ----
Revenues:
    Licenses                                $      479,000      $     770,000       $   1,633,000       $   3,313,000
    Services and other                           1,080,000          2,379,000           3,833,000           6,371,000
                                            --------------      -------------       -------------         -----------
         Total revenues                          1,559,000          3,149,000           5,466,000           9,684,000
                                            --------------      -------------       -------------       -------------

Cost of revenues:
    Licenses                                       291,000            241,000             881,000             830,000
    Services and other                             669,000          1,406,000           2,471,000           4,706,000
                                            --------------      -------------       -------------       -------------
         Total cost of revenues                    960,000          1,647,000           3,352,000           5,536,000
                                            --------------      -------------       -------------       -------------

Gross profit                                       599,000          1,502,000           2,114,000           4,148,000
                                            --------------      -------------       -------------       -------------


Operating expenses:
    Research and development                       773,000            552,000           2,621,000           1,779,000
    Marketing and sales                            343,000            887,000           1,505,000           3,542,000
    General and administrative                     280,000            890,000           2,169,000           3,807,000
                                            --------------      -------------       -------------       -------------
         Total operating expenses                1,396,000          2,329,000           6,295,000           9,128,000
                                            --------------      -------------       -------------       -------------

Loss from operations                              (797,000)          (827,000)         (4,181,000)         (4,980,000)

Interest and other income                            1,000              5,000             195,000              23,000
Interest and other expense                        (148,000)          (160,000)           (460,000)           (492,000)
                                            --------------      --------------      --------------      --------------

Net loss                                    $     (944,000)     $    (982,000)      $  (4,446,000)      $  (5,449,000)
                                            --------------      --------------      --------------      --------------
                                            --------------      --------------      --------------      --------------

Basic net loss per common share             $         (.09)     $        (.11)      $        (.45)      $        (.60)
                                            --------------      --------------      --------------      --------------
                                            --------------      --------------      --------------      --------------
Diluted net loss per common share           $         (.09)     $        (.11)      $        (.45)      $        (.60)
                                            --------------      --------------      --------------      --------------
                                            --------------      --------------      --------------      --------------

Shares used in computing basic and
  diluted net loss per common share             11,618,000          9,615,000          10,635,000           9,615,000







     The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          For the nine months
                                                                          ended September 30,
                                                                -------------------------------------
                                                                       1999                 1998
                                                                       ----                 ----
Cash flow from operating activities:
    Net loss                                                    $   (4,446,000)      $   (5,449,000)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                             1,667,000            1,712,000
           Loss on disposal of assets                                        -               46,000
           Gain on sale of 60% interest in ASL                        (182,000)                   -
           Change in warrant exercise price                             65,000                    -
           Warrants issued to consultant                                27,000                    -
           Changes in assets and liabilities:
               Receivables, net                                        533,000            1,597,000
               Inventory                                               210,000              144,000
               Other assets                                            106,000              339,000
               Accounts payable                                       (206,000)              33,000
               Accrued liabilities                                     397,000             (527,000)
               Deferred revenue                                       (472,000)           3,853,000
               Other long term liabilities                            (113,000)             (60,000)
                                                                ---------------         ------------
Net cash (used in) provided by operating activities                 (2,188,000)           1,688,000
                                                                ---------------         ------------
Cash flows from investing activities:
    Net proceeds from sale of 60% interest in ASL                      130,000                    -
    Maturity of short term investment                                        -              133,000
    Purchases of property and equipment                                (12,000)             (99,000)
    Purchases of software                                                    -             (158,000)
    Computer software capitalized                                            -           (1,804,000)
                                                                --------------       ---------------

Net cash provided by (used in) investing activities                    118,000           (1,928,000)
                                                                --------------       --------------

Cash flows from financing activities:
    Repayments under notes payable                                    (327,000)            (233,000)
    Net borrowings under revolving loan and bank agreements                                 787,000
    Convertible loan                                                   300,000                    -
    Proceeds from sale of common stock                               1,800,000
    Payment of preferred stock dividends                                     -              (87,000)
    Proceeds from exercise of stock options                              3,000                    -
                                                                --------------       --------------
Net cash provided by financing activities                           (1,776,000)             467,000
                                                                --------------       --------------
Effect of exchange rate changes on cash                                 10,000             (107,000)
                                                                --------------       ---------------
Net increase (decrease) in cash and cash equivalents                  (284,000)             120,000
Cash and cash equivalents at beginning of period                       530,000            1,938,000
                                                                --------------       --------------
Cash and cash equivalents at end of period                       $     246,000       $    2,058,000
                                                                --------------       --------------
                                                                --------------       --------------
Supplemental cash flow information:
    Interest paid                                                $     307,000       $      353,000
                                                                --------------       --------------
                                                                --------------       --------------
Schedule of noncash financing activities:
    Accretion of dividends on mandatorily redeemable
    convertible preferred stock                                  $     315,000       $      216,000
                                                                --------------       --------------
                                                                --------------       --------------


     The accompanying condensed notes are an integral part of these consolidated financial statements

                              ALTRIS SOFTWARE, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - LIQUIDITY AND CAPITAL RESOURCES

        Altris Software, Inc. ("the Company") has suffered recurring losses, and has an accumulated deficit of $73,000,000, a working capital deficit of $5,298,000 and a deficit in shareholders' equity of $9,634,000 as of September 30, 1999, which raise substantial doubt about the Company's ability to continue as a going concern. Due to significant losses and decreasing sales, the Company, in 1998, reduced its payroll cost, its largest cost element. In addition, the Company has made further reductions of other expenditures, and in the second quarter of 1999 sold a 60% interest in its United Kingdom operations (see Notes 2 and 3). In the first half of 1999, the Company experienced a reduction in incoming orders. The Company's ability to continue operations is dependent upon the generation of new system sales of Altris EB in the near term, which cannot be assured. Given the substantial uncertainties confronting the Company, there can be no assurance that sufficient cash flows will be generated by the Company in the near term to meet its current obligations. Accordingly, the Company is investigating raising additional cash through debt or equity offerings or other means. Management believes that such additional cash through the issuance of debt or equity will be necessary to enable the Company to meet its short-term needs for working capital. There can be no assurance that additional debt or equity financing will be available, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing in the near future can be expected to have a material adverse affect on the Company's business, results of operations, and financial condition.

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

        The accompanying consolidated balance sheet of the Company as of September 30, 1999 and the consolidated statement of operations for the three and nine months ended September 1999 and 1998 and the consolidated statement of cash flows for the nine month periods ended September 30, 1999 and 1998 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The investment in Altris Software Ltd. ("ASL"), a U.K. limited company, is accounted for under the equity method at September 30, 1999. As of September 30, 1999 the net book value of the investment in ASL is zero (see Note 3). All significant intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements include the results of ASL up to March 31, 1999.

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

        In order for the Company to obtain consent to the agreement by the investor holding the Company's subordinated debenture and the Company's Series D Convertible Preferred Stock ("the Investor"), the interest rate on the subordinated debenture was increased from 11.5% to 12% (see Note 6). In addition, the conversion rate on the convertible preferred stock has been adjusted from $6.00 per share of common stock to $1.90 and the exercise price on warrants entitling the Investor to purchase 400,000 shares of the Company's common stock was also adjusted from $6.00 to $1.90 per share. As a result of the change in exercise price, the Company recorded an additional expense of $65,000 relating to the Spescom transaction.

        Other terms of the transaction include that Spescom has the right to appoint one representative on the Company's board of directors. In addition, the shares of stock representing the Company's 40% interest in ASL have been pledged to Spescom to secure the obligations of the Company to Spescom, such pledge not to extend beyond the second anniversary of the closing date.


NOTE 4 - BALANCE SHEET INFORMATION

         RECEIVABLES, NET                           SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                       (Unaudited)
         Billed receivables                          $        354,000        $      1,193,000
         Unbilled receivables                                  69,000                 129,000
         Less allowance for doubtful accounts                 (87,000)               (194,000)
                                                     ----------------        ----------------
                                                     $        336,000        $      1,128,000
                                                     ----------------        ----------------
                                                     ----------------        ----------------

         OTHER LONG-TERM LIABILITIES

         Accrued loss on office closure              $         36,000        $         77,000
         Settlement of lawsuits                             1,128,000               1,128,000
         Deferred gain on Spescom transaction                 200,000                       -
         Other                                                 12,000                  58,000
                                                     ----------------        ----------------
                                                     $      1,376,000        $      1,263,000
                                                     ----------------        ----------------
                                                     ----------------        ----------------


Note 5 - Inventory

        Inventory consists of parts, supplies, and subassemblies primarily used in maintenance contracts which service the Company's hardware products sold in prior years. Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of September 30, 1999 and December 31, 1998, the Company had a reserve of $861,000 and $651,000, respectively, to reduce the carrying amount of inventory to its estimated net realizable value.

NOTE 6 - NOTES PAYABLE AND SUBORDINATED DEBT

        Notes payable and subordinated debt consist of the following:

                                                          September 30,      December 31,
                                                              1999               1998
                                                          ------------       ------------
                                                          (Unaudited)
Revolving loans                                           $   502,000       $   838,000
Convertible loan                                              300,000                 -
Subordinated debt, less discount of $351,000 and
  $409,000, respectively                                    2,678,000         2,591,000
United Kingdom overdraft facility                                   -           375,000
                                                          -----------       -----------
                                                          $ 3,480,000       $ 3,804,000
                                                          -----------       -----------
                                                          -----------       -----------

        The Company has one revolving loan and security agreement, which provided for borrowings of up to $1,000,000. The maximum credit available under the facility declines by $200,000 each year beginning in March 1997. The loan is payable in monthly installments of $16,667 plus interest equal to the 30-day Commercial Paper Rate plus 2.95% (7.85% and 8.05% at September 30, 1999 and December 31, 1998, respectively). At September 30, 1999, $502,000 was outstanding under this agreement with no additional funds available. At December 31, 1998, $838,000 was outstanding. Total borrowings under the revolving loan and security agreements are collateralized by the Company's assets. The revolving loan and security agreement contain certain restrictive covenants including the maintenance of a minimum ratio of debt to tangible net worth. As of September 30, 1999, the Company was in violation of such covenants. The Company obtained a waiver of such violations through March 15, 2000. In May 1999, in order to obtain the consent for the Spescom transaction from the lender, the Company agreed to reduce the principal balance of the combined facilities by a total of $150,000 on or before June 30, 1999. The Company has not made the payment and is in violation of the agreement.

        In September 1999, the Company completed a loan transaction with Spescom, whereby Spescom agreed to provide to the Company a loan of $500,000 bearing interest at 10% per annum with principal convertible at the option of Spescom into common stock of the Company at $0.35 per share on or before January 1, 2000. If not converted, the loan is repayable on February 28, 2000. The first $300,000 of this loan was received in September 1999 and the remaining $200,000 was received in October 1999.

        In June 1997, the Company issued a five-year, 11.5% subordinated debenture with quarterly interest payments for gross proceeds of $3,000,000. In conjunction with the debt, the Company granted warrants (the "Lender Warrants") to purchase 300,000 shares of the Company's common stock at an exercise price of $6.00 per share. The warrants are exercisable over a five-year period from the date of issuance. A portion of the proceeds from the debt has been allocated to common stock warrants, which were valued at $585,000. In the event the debt is outstanding at June 2000, and each year thereafter, the Company will grant in each year additional five-year warrants to purchase 50,000 shares of common stock at an exercise price of $7.00 per share. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value, if any, will be ascribed. In November 1998, the company entered into a Security Agreement with the Investor providing the Investor with a second priority security interest in the inventory, accounts receivable, general intangibles and certain other assets of the Company. The Investor's security interest is subordinated to the first priority security interest of the lender under the Company's revolving credit agreements. In May 1999, the Company agreed to increase the interest rate on the subordinated debenture from 11.5% to 12% and reduce the exercise price on the Lender Warrants to $1.90 per share (see
Note 3).

        In October 1998, ASL renewed an overdraft facility with a bank. Interest is calculated at 3.0% per annum over the bank's base rate of 9.5% at December 31, 1998. At December 31, 1998, $375,000 was outstanding under the facility which was collateralized by the property and assets of ASL, including a (pound)100,000 certificate on deposit. As a result of the Spescom transaction, the indebtedness on this facility is no longer included in the Company's liabilities. In addition, the Company's guarantee in connection with the facility has been assumed by Spescom.

NOTE 7 - CONVERTIBLE PREFERRED STOCK

        In June 1997, the Company issued 3,000 shares of its Series D Convertible Preferred Stock ("the Series D Preferred Stock") for gross proceeds of $3,000,000. The Series D Preferred Stock bears a dividend of 11.5% per annum and is convertible into the Company's common stock at a price of $6.00 per share subject to reset, as defined in the preferred stock agreement. Since March 1998 the Company has been in default of certain covenants under the Preferred Stock Agreement, resulting in a dividend rate increase to 14% per annum. In addition, if the Company fails to pay dividends on six consecutive dividend payment dates, or the aggregate amount of unpaid dividends equals or exceeds $172.50 per share, then the Investor shall be entitled to nominate an additional director to the Company's board. In May 1999, the Company agreed to reduce the conversion price on the Series D Preferred Stock to $1.90 per share (see Note 3).

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

        In connection with the issuance of the Series D Preferred Stock, the Company has agreed to grant warrants to purchase the following number of shares of its common stock if the Series D Preferred Stock remains outstanding on each of the following dates: (i) on June 27, 2000 for 50,000 shares, at an exercise price of $7.00 per share, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2000 (the "2000 Contingent Warrant") (ii) on June 27, 2001 for 50,000 shares, at an exercise price of $7.00 per share, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2001 (the "2001 Contingent Warrant"); (iii) on July 17, 2002 for 250,000 shares, at an exercise price equal to the trading price per share on the issuance date of the warrant, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to July 17, 2002; and (iv) on June 27, 2003 for 250,000 shares, at an exercise price equal to the trading price per share on the issuance date of the warrant, if the Series D Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2003. Such warrants are exercisable over a five-year period from the date of grant. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value will be ascribed, if any. In connection with the debt (see Note 6) and Series D Convertible Preferred Stock issuance, the Company paid $120,000 to a director of the Company for his service related to the offering. In May 1999, the Company agreed to reduce the exercise price of the 2000 Contingent Warrant and 2001 Contingent Warrant to $1.90 per share (see Note 3).

        Each share of Series D Preferred Stock is entitled to one vote on all matters submitted to the holders of the common stock. In the event of liquidation of the Company, the Series D Preferred Stockholders will receive in preference to the common stockholders an amount equal to $1,000 per share plus accrued but unpaid dividends and interest on all such dividends at an annual rate of 11.5% (increased to 14% as a result of the event of default). In 1998, dividends of $87,000 were paid on the Series D Preferred Stock and as of September 30, 1999 accumulated unpaid dividends amounted to $665,000.

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

                                                           For the three months            For the nine months
                                                            ended September 30,             ended September 30,
                                                      ----------------------------    -------------------------------
                                                            1999           1998            1999              1998
                                                            ----           ----            ----              ----
Net Loss Used:
     Net loss                                            $(944,000)     $(982,000)     $(4,446,000)      $(5,449,000)
     Accretion of dividends on mandatorily
         redeemable convertible preferred stock           (105,000)      (105,000)        (315,000)         (303,000)
                                                      ------------   ------------    -------------      ------------
     Net loss used in computing basic and
     diluted net loss per share                        $(1,049,000)   $(1,087,000)     $(4,761,000)      $(5,752,000)
                                                      ------------   ------------    -------------      ------------
                                                      ------------   ------------    -------------      ------------

Shares Used:
     Weighted average common shares outstanding
     used in computing basic and diluted net loss
     per common share                                   11,618,000      9,615,000       10,635,000         9,615,000
                                                      ------------   ------------    -------------      ------------
                                                      ------------   ------------    -------------      ------------

NOTE 9 - SEGMENT AND GEOGRAPHIC INFORMATION

        The Company has one business segment which consists of the development and sale of a suite of client/server document management software products. No customer accounted for over 10% of the Company's total revenues for the three and nine months ended September 30, 1999.

        Revenues for the three and nine months ended September 30, 1999 and 1998 by customer location are as follows:

                                                           For the three months            For the nine months
                                                            ended September 30,             ended September 30,
                                                      ----------------------------    -------------------------------
                                                            1999           1998            1999           1998
                                                            ----           ----            ----           ----
         United States                                $ 1,407,000      $1,844,000     $ 4,467,000       $5,940,000
         Europe, primarily United Kingdom                  54,000        1,051000         797,000        3,502,000
         Other International                               98,000         254,000         202,000          242,000
                                                      -----------      ----------     -----------      -----------
                                                      $ 1,559,000      $3,149,000     $ 5,466,000       $9,684,000
                                                      -----------      ----------     -----------      -----------
                                                      -----------      ----------     -----------      -----------

        Information by geographic location for the three and nine months ended September 30, 1999 and 1998 follows:

                                                                  Three months ended September 30, 1999
                                  ---------------------------------------------------------------------------------

                                     United                                Corporate
                                     States          Europe         Research & Development         Consolidated
                                  -----------       ---------       ----------------------         ------------

Net sales                         $ 1,559,000      $        -           $          -                $1,559,000
Operating loss                        (24,000)              -               (773,000)                 (797,000)
Identifiable assets                 5,748,000               -                      -                 5,748,000

                                                                  Three months ended September 30, 1998
                                  ---------------------------------------------------------------------------------

                                     United                                Corporate
                                     States          Europe         Research & Development     Consolidated
                                  -----------       ---------       ----------------------     ------------
Net sales                         $ 1,844,000      $ 1,305,000           $          -            $3,149,000
Operating Income (loss)               (92,000)        (183,000)              (552,000)             (827,000)
Identifiable assets                 8,639,000        5,494,000                      -            14,134,000

                                                                  Nine months ended September 30, 1999
                                  ---------------------------------------------------------------------------------

                                     United                                Corporate
                                     States          Europe         Research & Development     Consolidated
                                  -----------       ---------       ----------------------     ------------
Net sales                         $ 4,360,000      $  1,106,000         $           -            $5,466,000
Operating loss                     (1,229,000)         (331,000)           (2,621,000)           (4,181,000)
Identifiable assets                 5,748,000                 -                     -             5,748,000

                                                                  Nine months ended September 30, 1998
                                  ---------------------------------------------------------------------------------

                                     United                                Corporate
                                     States          Europe         Research & Development     Consolidated
                                  -----------       ---------       ----------------------     ------------
Net sales                         $ 5,940,000      $3,744,000           $           -             $9,684,000
Operating loss                     (2,241,000)       (960,000)             (1,779,000)            (4,980,000)
Identifiable assets                 8,639,000       5,494,000                       -             14,134,000

        A majority of the European revenue, net sales and operating loss and all of the European identifiable assets are attributable to ASL operations prior to the Spescom transaction (see Notes 2 and 3).

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998.

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

Revenues

        Revenues for the three and nine months ended September 30, 1999 were $1,559,000 and $5,466,000, respectively, as compared to $3,149,000 and
$9,684,000 for the three and nine months ended September 30, 1998.

        For the three months ended September 30, 1999 revenues consisted of $479,000 (31%) in software licenses and $1,080,000 (69%) related to services and other revenue. This compares to software license revenues of $770,000 (24%) and services and other revenue of $2,379,000 (76%) for the three months ended September 30, 1998. For the nine months ended September 30, 1999 revenues consisted of $1,633,000 (30%) in software licenses and $3,833,000 (70%) related to services and other revenues. This compares to $3,313,000 (34%) in software licenses and $6,371,000 (66%) related to services and other revenue for the nine months ended September 30,1998.

        For the three and nine months ended September 30, 1999, software licenses revenues decreased from the comparable period in the year prior by $291,000 and $1,680,000, respectively, while revenues generated from services decreased by $1,299,000 and by $2,538,000, respectively. This reduction is attributable in part to the consummation of the Spescom transaction. As of April 1, 1999, operations of ASL have been excluded from the consolidated results as a result of the Spescom transaction (see Note 3 of the Condensed Notes to the Consolidated Financial Statements). Additionally, management believes that the Company's inability to provide the Altris EB product as originally planned in 1997, which was to address the needs of new customers for additional features and functionality, coupled with customers' uncertainty regarding the financial condition of the Company, was the principal cause for the decline in software licenses, services and other revenues. In addition, management believes that future purchasing patterns of customers and potential customers have been affected by Year 2000 issues, with many companies expending significant resources to correct their software systems for Year 2000 compliance. Management believes that these expenditures have reduced funds available to purchase software products such as those offered by the Company.

        A small number of customers have typically accounted for a large percentage of the Company's annual revenue, although no customer accounted for more than 10% of total revenue for the three and nine months ended September 30, 1999 or 1998. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.



Cost of Revenues

        Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. Gross profit as a percentage of license revenues was 39% and 46% for the three and nine months ended September 30, 1999 compared to 69% and 75% for the three and nine months ended September 30, 1998. The decrease in the gross profit margin from licenses was due principally to increased amortization of software development costs in 1999 compared to 1998, due to the Company's release of its EB product in 1999, while revenues decreased.

        Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance. Gross profit as a percentage of services and other revenue was 38% and 36%, respectively, for the three and nine months ended September 30, 1999 compared to 41% and 26%, respectively for the three and nine months ended September 30, 1998. The decrease in gross profit as a percentage of services and other revenues for the comparable three months ended September 30 is due to the Company having recording an additional reserve to reduce the carrying amount of inventory to its estimated net realizable value. For the comparable nine months, the increase in the gross profit margin from services and other revenue was due principally to decreased personnel costs associated with consulting services and support.

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

Operating Expenses

        Research and development expense for the three and nine months ended September 30, 1999 was $773,000 and $2,621,000, respectively, as compared to $552,000 and $1,779,000 for the same periods in the prior year. Research and development expense can vary year to year based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized as incurred and then amortized when the product is available for general release to customers. The increase in research and development for the three and nine months ended September 30, 1999 was due primarily to the fact that prior to release of the Company's EB product in 1999, the associated development costs were capitalized, whereas development costs in 1999 have been expensed. This increase in development expense was offset partially by a reduction in personnel costs.

        Marketing and sales expense for the three and nine months ended September 30, 1999 was $343,000 and $1,505,000, respectively, as compared to $887,000 and $3,542,000 for the three and nine months ended September 30, 1998. The decrease is primarily due to lower personnel and associated costs. In addition, as a result of the delay in releasing Altris EB, the Company reduced marketing and promotional costs in the first half of 1999 compared to the same period a year ago. Additionally, commencing as of April 1, 1999, marketing and sales expense has not included ASL's expenses.

        General and administrative expense was $280,000 and $2,169,000, respectively, for the three and nine months ended September 30, 1999 as compared to $890,000 and $3,807,000 for the three and nine months ended September 30, 1998. The decrease in the general and administrative expense in the third quarter of 1999, is due to the Company recorded a credit of $157,000 for the release of any claim for unpaid compensation to the Company's former President and CEO and the surrender of his 35,000 shares of common stock in the Company. The decrease also was due to decreased legal and accounting fees for the three and nine months ended September 30, 1999. Additionally, the Company received $222,000 from its insurance carrier for legal fees incurred in connection with shareholder suits which was recognized in the second quarter of 1999. In 1998, general and administrative costs included higher legal, accounting and consulting costs associated with the Company's restatement of its financial statements for fiscal year 1996 and the three interim quarters in 1997. Also, commencing as of April 1, 1999, general and administrative expense has not included ASL's expenses.

        Interest and other income was $1,000 and $195,000 for the three and nine months ended September 30, 1999 as compared to $5,000 and $23,000 for the same period a year ago. The increase in the nine months total is primarily due to a gain recorded on the Spescom transaction in the second quarter 1999 (see Note 3 of the Condensed Notes to the Consolidated Financial Statements).

        Interest and other expense was $148,000 and $460,000, respectively, for the three and nine months ended September 30, 1998 versus $160,000 and $492,000 for the three and nine months ended September 30, 1998. The decrease was due to a lower debt balance at September 30, 1999 versus the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1999, the Company's cash and cash equivalents totaled $246,000 as compared to $530,000 at December 31, 1998, and its current ratio was .13 to 1. The Company has two revolving credit facilities. At September 30, 1999, $502,000 was outstanding on the revolving loan agreements with no additional funds available under the facilities (see Note 6 of the Condensed Notes to the Consolidated Financial Statements).

        As a result of misapplications in its revenue recognition policies, the Company, in 1998, restated its previously presented interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997. The restatement triggered events of default under each of the Company's revolving loan agreements and under the Subordinated Debenture issued to the investor. The lenders under such agreements and the Subordinated Debenture agreed to waive such events of default. The lender under the revolving loan agreements ("the Lender") has also waived compliance with certain financial covenants through March 15, 2000. In May 1999, in order to obtain the consent for the Spescom transaction from the Lender, the Company agreed to reduce the principal balance of the revolving loan agreements by a total of $150,000 on or before June 30, 1999. The Company has not made the payment and is in violation of the agreement. There can be no assurances that the Company will be able to secure from its lenders a further waiver of such default or any other events of default, including any events of default occurring after March 15, 2000 under the financial covenants of the revolving loan agreements. If such events of default are not waived, the Company may be required to repay the full amount of its outstanding indebtedness under the revolving credit agreements. The Company's existing payment default and any future defaults in the payment of such indebtedness or in the performance of other covenants under the agreements related to such indebtedness, whether occurring prior to or after March 15, 2000, could also result in the Company being required to repay the full amount of such indebtedness. The repayment of such indebtedness would require additional debt or equity financing. There can be no assurances that any such financing would be available.

        At September 30, 1999, cash used in operating activities totaled $2,188,000, respectively, while cash provided by investing and financing activities totaled $118,000 and $1,776,000, respectively. Cash provided by financing activities was generated from the sale of common stock to Spescom. For the nine months ended September 30, 1998, cash provided by operating and financing activities totaled $1,688,000 and $467,000, respectively, while cash used in investing activities totaled $1,928,000.

        In September 1999, Altris completed a loan transaction with Spescom, whereby Spescom agreed to provide to the Company a loan of $500,000 bearing interest at 10% per annum with principal convertible at the option of Spescom into common stock of the Company at $0.35 per share on or before January 1, 2000. The first $300,000 of this loan was received in September 1999 and the remaining $200,000 was received in October 1999.

        In the first half of 1999, the Company experienced a reduction in incoming orders. The Company's ability to continue operations is dependent upon the generation of new systems sales of Altris EB in the near term, which cannot be assured. Given the substantial uncertainties confronting the Company, there can be no assurances that sufficient cash flows will be generated by the Company in the near term to meet its current obligations. Accordingly, the Company is continuing to investigate raising additional cash through a debt or equity offering or other means. Management believes that such additional cash through the issuance of debt or other means will be necessary to enable the Company to meet its short term needs for working capital. There can be no assurances that additional debt or equity financing will be available, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing in the near future, can be expected to have a material adverse effect on the Company's business, results of operations, and financial condition and could impact the Company's ability to continue as a going concern.

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

Foreign Currency

        The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. For the nine months ended September 30, 1999, revenue from the United States, Europe and other locations in the world were 82%, 15% and 4%, respectively. This compares to 61%, 36% and 3%, respectively for the same period in 1998. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. The Company has recently increased its sales efforts in international markets outside Europe, including Asia and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. In addition, the current continued weakness in Asian currencies may result in reduced revenues from the countries affected by this condition. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.



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

        The Company has implemented a program to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. Implementation of software products from third parties, however, will require the dedication of administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999 as a part of the Company Year 2000 compliance program. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders was held October 28, 1999. At the meeting, the shareholders approved a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 30,000,000 shares. The proposal was approved with 7,697,313 proxies voting for, 359,532 voting against, and 40,635 abstaining. The shareholders also approved a proposal to amend the Company's 1996 Stock Incentive Plan to increase the aggregate number of shares of Common Stock reserved for issuance from 925,000 to 1,425,000 shares. The proposal was approved with 7,604,463 proxies voting for, 443,467 voting against, and 49,550 abstaining.

        In addition, at the meeting, the shareholders approved the election of the following individuals as directors who will hold office until the next annual meeting: Roger H. Erickson, Martin P. Atkinson, D. Ross Hamilton, Michael
J. McGovern and Larry D. Unruh.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Form 8-K/A, dated July 2, 1999

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALTRIS SOFTWARE, INC.




                              By:    /s/John W. Low
                                 -----------------------------------------
                                        John W. Low
                                        Chief Financial Officer



                              Dated:     November  12, 1999
                                    -----------------------------------