Form 10-K
period 1999-12-31
ALTRIS SOFTWARE INC
filed 2000-03-29
CIK 813747

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1999

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to ________

                         Commission file number 0-15935

                              ALTRIS SOFTWARE, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                             95-3634089
---------------------------------                          --------------------
State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                              Identification No.)

9339 Carroll Park Drive, San Diego, CA                              92121
---------------------------------------                           ---------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (858) 625-3000

Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name of each exchange on
Title of each class                                    which registered
-------------------                                ------------------------
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

                               Yes  /X/    No  / /

                       (Cover page continues on next page)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock on February 10, 2000, held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $36,071,019.

         The number of shares outstanding of the Registrant's Common Stock at the close of business on February 10, 2000 was 13,116,734.

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

ITEM 1.  BUSINESS

         Altris Software, Inc. (the "Company") develops, markets and supports a suite of three-tier client/server document management software products. These products enable users in a broad range of industries to manage, share and distribute critical business information, expertise and other intellectual capital in an efficient manner. The Company's products provide several key business benefits including interoperability and scalability across an enterprise, deployment over the web, an extensive range of product tools and features, quick cost-effective implementation, increasing network efficiency using the Company's targeted image extraction technology ("TIE-Technology-TM-") to substantially reduce network bandwidth requirements and the ability to document-enable existing applications. In addition, the open architecture of the Company's products permits them to be used in a standardized fashion and enables sophisticated customization and integration with existing business applications. Unlike many of its competitors, the Company offers its own cohesive set of software products which provide a complete electronic document management system ("EDMS") without the high systems integration costs that can be incurred when disparate products from a variety of suppliers must be integrated.

         The Company has historically sold its suite of products through its direct sales force and through complementary indirect channels primarily consisting of value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs"). The Company has established a strong market presence in the utility, manufacturing, transportation and petrochemical and other processing industries both domestically and internationally. The Company's marketing efforts are focused on these industries as well as in certain other select vertical markets, including telecommunication providers, defense and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, property management companies and architecture firms. Additionally, the Company has begun marketing to Application Service Providers (ASP's) to provide hosting and integration services for the Company's product, allowing the ASP's to then resell or rent the Company's products as a document management service on the internet.

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

         As a result of its early success, which generated a need for additional capital to finance expected growth, the Company completed the initial public offering of its common stock in June 1987, raising net proceeds of approximately $19.6 million. In December 1991, seeking further financing to fund expected growth, the Company issued common stock and warrants through a unit offering which yielded net proceeds of approximately $2,965,000. Warrants issued in the offering were exercised in 1995 yielding proceeds of approximately $4,230,000.

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


         In May 1999, the Company exchanged 3,000 shares of Series E Convertible Preferred Stock (the Series E Preferred Stock) for the issued and outstanding Series D Preferred Stock. The Series E Preferred Stock bears a dividend of 11.5% per annum, accruing quarterly, and is convertible into shares of the Company's common stock at a conversion price of $1.90 per share. The Company may redeem any or all of the Series E Preferred Stock at its stated value on or after June 27, 1999 at any time the 20-day average of the closing price of the common stock equals or exceeds $9.50 per share, and the Company may redeem any or all of the Series E Preferred Stock on or after June 27, 2002 at its stated value irrespective of the trading price of its common stock. As the Company is currently in default under the Preferred Stock Purchase Agreement as a result of non-payment of dividends due on the Series D Preferred Stock in 1998, the dividend rate on the Series E Preferred Stock has increased to 14%. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources -- Certain Factors That May Affect Future Results".

         In May 1999, the Company completed a transaction with Spescom Ltd. ("Spescom"), whereby Spescom invested $1,800,000 for 2,000,000 shares of the Company's common stock. In addition, as part of the agreement, Spescom paid the Company an additional $1,000,000 and invested $1,200,000 directly into the Company's United Kingdom subsidiary, formerly called Altris Software Ltd ("ASL"), for a 60% interest in ASL. In conjunction with the agreements the Company contributed $400,000 into ASL and retained a 40% interest in ASL. Subsequently in September 1999, Spescom agreed to loan $500,000 to the Company. Under the terms of the loan, Spescom converted the loan balance into 1,428,571 shares of the Company's common stock in December 1999.

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

         Unstructured data includes information generated by most software for personal computers and workstations, such as word processing documents, spreadsheets and computer-aided design ("CAD") drawings, as well as other types of information which may not be in electronic format, such as manufacturing procedures, maintenance records, training and technical manuals, facility layouts, blueprints, product and parts drawings, specifications, schematics, invoices, checks and other business records, presentation graphics, photos, audio and video clips and facsimile documents. A substantial portion of corporate data is unstructured. Unstructured data is commonly contained in large object files which are often referred to as a "binary large object," which files can create network efficiency problems for organizations that collaborate electronically either on local area networks ("LANs"), wide area networks ("WANs"), or over the web (e-commerce). Network traffic and bandwidth limitations have historically been, and continue to be, one of the major constraints on the deployment of enterprise-wide document management solutions. Without the resolution of bandwidth limitations, enterprise-wide document management systems often provide poor response time to users or limit the maximum number of simultaneous users supported by a network system. Awaiting the availability of bigger bandwidth is not a solution, as the demand for bandwidth continues to increase as users begin to utilize increasingly complex data types such as pictures, audio and video clips.

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

         A true EDMS solution is often viewed by organizations as part of their information systems' re-engineering, and as a result there are several significant issues organizations typically consider when evaluating an EDMS solution. Such issues include scalability of the system, the ability to integrate with existing structural databases, deployment over the web and other applications such as document workflow and product data management ("PDM"), the price of the system, the ability to view multiple document formats, the level and cost of integration services required, the impact of the system on network bandwidth, integration with existing business processes, the ability to control document security, the ability to operate on existing computing infrastructure and with existing applications, the system architecture and the ability to handle large and complex data types and to customize the product to the client's particular needs. In addition, organizations also consider user related issues such as the ability to search, retrieve, view, annotate and edit data in a controlled manner.

THE ALTRIS SOFTWARE SOLUTION

         The Company's suite of three-tier, document management software products enables users to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. The Company's suite of products provides several key business benefits, including those described below:

         INTEROPERABILITY/ENTERPRISE SCALABILITY. The Company's suite of products operates on most common hardware, software, network and database platforms, including Microsoft Windows 95-TM- and 98-TM-, Windows NT-TM- and UNIX operating systems for the database component and Oracle and Microsoft database platforms. In addition, the Company's products are designed for enterprise-wide scalability so that organizations can deploy solutions that not only meet the needs of departments but also scale to an entire enterprise with multiple divisions and thousands of users worldwide.

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

STRATEGY

         The Company's strategy includes the following key elements:

         EXTEND TECHNOLOGY LEADERSHIP. The Company continually seeks to extend its position as a technology leader in developing and marketing document management solutions. The Company intends to do this by (i) continuing to enhance the features and functionality of its current products, including by adding and enhancing tools that allow users to customize the graphical user interfaces ("GUIs"), layout and menu items to fit their own needs; (ii) designing additional APIs to simplify tailoring by both users and application developers;
(iii) providing users with administrative tools that enable systems operators to monitor individual use, network traffic and printing volume; (iv) enhancing the API's to operate more seamlessly across internet infrastructures.

         In March 1999, the Company released its Altris eB-Registered Trademark-product which is built on a three-tier architecture, allowing users to choose between "thin" and "thick" client models on the desktop (including Internet/intranet) and to deploy process and data servers more efficiently. (A "thin" client model uses a client/server architecture with most of the applications stored on the server rather than on the client, while a "thick" client model stores most of the applications on the client rather than the server.) Altris eB-Registered Trademark- is designed to provide a wide range of tools for information exchange and review, system administration, configuration and tailoring plus desktop tools for easy modification of the look-and-feel and extension of functionality. Altris eB-Registered Trademark- will support common enterprise tools such as Microsoft Office-TM-, BackOffice-TM- And MS-Exchange-TM-.

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

         EXPAND INDIRECT DISTRIBUTION CHANNELS. The Company intends to continue to build and develop its existing VAR, systems integrator and OEM channels which are targeted primarily at industries not covered by its direct sales force in order to reach the broadest customer base. The Company is expanding its VAR and systems integrator channel by increasing training and support programs, developing additional software tools to facilitate configuration and recruiting additional VARs and systems integrators in key geographical and vertical markets. The Company's former United Kingdom based subsidiary, ASL, serves as a primary VAR for sales and distribution of the Company's products outside of the U.S., Canada, Mexico and South America. This organization, now know as Spescom U.K., has an exclusive distribution agreement for the Company's products through the year 2001. After 2001, the exclusivity is only retained provided certain revenue targets are achieved.

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

         A key part of the Company's direct sales efforts are focused on upgrading existing customers to the new eB-Registered Trademark- product. Existing customers who currently have maintenance contacts for the Company's products receive a "like for like" free license upgrade to eB-Registered Trademark-. Additional license and service revenue is available for expansion and conversion to these systems.

         As of February 10, 2000, the Company's sales and marketing organization consisted of 7 employees all based in the U.S. The Company's field sales force regularly conducts presentations and demonstrations of the Company's suite of products to management and users at customer sites as part of the direct sales effort. Sales cycles for the Company's products generally last from six to twelve months.

         INDIRECT DISTRIBUTION CHANNELS

         Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company. Sales through indirect channels accounted for 12%, 12% and 18% of the Company's total revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Company's strategy is to build and develop its existing VAR, systems integrator and OEM channels which are primarily targeted at the industries and geographic regions not covered by its direct sales force in order to reach the broadest customer base. The VARs and systems integrators are an integral part of the Company's distribution strategy as they are responsible for identifying potential end-users, selling the Company's products to end-users as part of a complete hardware and software solution, customizing and integrating the Company's products at the end-user's site and supporting the end-user following the sale. Additionally, the Company intends to focus increased effort on growing its VAR and systems integrator channel through increasing training and support programs, developing additional software tools to facilitate configuration and recruiting additional VARs and systems integrators in key geographical and vertical markets.

         Set forth below are several of the VARs, systems integrators and OEMs with whom the Company has entered into cooperative sales arrangements:

Adepso                                     Prisma Imaging
Alpha Numeric Solutions                    QSP Financial Information Systems
CACI Information Systems                   SAIC
CAD Capture                                SMARTtech
Data General                               Spescom U.K.
Datel Group                                Spescom South Africa
Excitech Computers                         Staffware
GE Capital Consulting

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

         CORE DOCUMENT SERVICES

         The Company's EDMS Server, which is the central component of the document management system, provides document capture, storage, distribution, version control, check-in/check-out, process and transaction management. The EDMS Server manages documents of all types, including CAD, image, multi-media and text, as well as compound or virtual documents consisting of multiple document types and documents that are edited in one format and distributed in another (for example, editing a CAD application and distributing in an image format, or editing in Microsoft Office-TM- and distributing in a printed document format). Some examples of core document services include:

         - CAPTURE: Documents are loaded individually or in batches and moved through a process which includes quality control, indexing and storage. Multiple indexing options are provided, including indexing by structured fields, keywords or full text. For documents residing in hardcopy format, an intermediate recognition step is performed by optical character recognition ("OCR") to create searchable ASCII text. In addition, integrated Computer Output to Laser Disc ("COLD") technology provides the ability to capture structured data and retain and present it in report format, allowing searches against the reports.

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

         - DISTRIBUTION: Documents can be distributed in hard copy through a printer, plotter or fax machine. The output can be tagged with information such as the date and time, the identity of the requestor and a standard warning label. The output is automatically rotated and scaled for optimum fit to paper. Documents can also be distributed on-line over LANs, WANs and the Internet, thereby facilitating annotating, redlining and editing. Additionally, documents can be distributed through a wide variety of other media, including CD-ROM, magnetic disk, optical disks and RAID. To address network traffic limitations, the Company has developed its TIE-Technology which displays documents at significantly faster rates than competing products.

         CLIENT INTERFACES


         The Company offers a variety of system GUIs to allow users to obtain the most desirable combination of functionality and style. Key system interfaces include:


         - ALTRIS EB-Registered Trademark- The Company's Altris eB-Registered Trademark- product is designed for office and technical and engineering environments and provides a graphical interface to the EDMS Server, enabling users to search for, display and route documents. In addition, as optional added features, Altris eB-Registered Trademark- can enable users to add documents and access such functions as graphical work-flow and full text search.

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

         TOOLKIT

         The Company's customers generally have unique needs for their document management systems and associated user interfaces. To address these needs, the Company provides embedded APIs within the eB-Registered Trademark- Business Objects product to simplify tailoring by both users and application developers, thereby enabling customers to effectively customize and integrate applications with existing information infrastructure. The Company's toolkits include APIs for document viewing, scanning, markup, raster editing and printing, as well as APIs for manipulating data in document databases. The Company also offers toolkits that provide customers with the ability to document-enable applications built with C/C++, Powerbuilder and Visual BASIC, as well as existing, legacy UNIX, mini or mainframe applications.

         The Company's desktop products run on Microsoft Windows 95-TM-, 98-TM-and Windows NT-TM- operating systems, and its EDMS Application Server runs on Windows NT and supports databases and file servers on a range of server hardware including a variety of UNIX platforms such as Hewlett-Packard, IBM and Sun, as well as Microsoft Windows NT. The system operates in conjunction with industry-standard RDBMS including Oracle and Microsoft Sequel Server. The system also embeds leading full-text search technologies from Fulcrum, and connects to leading e-mail packages such as Microsoft Exchange and Lotus Notes.

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

PRODUCT DEVELOPMENT

         The Company's product development efforts are focused on providing customers with the most technologically advanced solutions for their document management needs. The Company believes that the marketplace is rapidly moving toward demanding that all corporate information, both structured and unstructured, simple and complex, be managed as a consistent and interconnected global enterprise network. This trend demands that products and services work across technology platforms, across the web, business processes and geographic locations to establish real-time document management systems with imaging capabilities. The need to manage global enterprise networks encompasses many different forms of information, including small and large documents and other complex information objects (x-rays, photos, color JPEG files, etc.). The Company has responded to this market evolution by developing new approaches to deal with the problem of accessing very large documents or information objects over WANs, LANs, and the web and intends to continue to devote research and development activity to this area.

         The Company intends to continue to extend its position as a technology leader in developing and marketing document management solutions that include imaging capability. The Company intends to do this by continuing to enhance the features and functionality of its current products, including tools to allow users to customize the GUIs, designing additional APIs to simplify tailoring by both users and application developers, administrative tools to enable systems operators to monitor individual use, network traffic and printing volume and add more tightly integrate, full text search, Computer Output to Laser Disc (COLD) and Configuration Management (CM) applications. Through the enhanced integration with CM the Company's products can provide greater management for copy control, effect analysis of changed documents and engineering change control. Through leveraging its technology, the Company also plans to introduce new products and product extensions which are complementary to its existing suite of products and which address both existing and emerging market needs.

         In 1999, 1998 and 1997, the Company's research and product development expenses were approximately $3,137,000, $2,314,000 and $4,155,000, respectively. Development is also conducted within the scope of a customer contract if a customer requires additional functionality not provided by the Company's present systems.

         In 1999, the Company continued its work to reengineer the initial release of Altris eB-Registered Trademark-. Version 11 of eB-Registered Trademark- is the result of that reengineering and was launched at the Altris Accent International User Group in January and began shipping in early March 1999. The Company intends to focus its development effort on enhancing Altris eB-Registered Trademark- with new features such as extended web functionality. The Company also intends to add records management capabilities to Altris eB-Registered Trademark- to provide archive and retention policies for customers such as nuclear power plants and other regulated industries. The Company plans to develop specific applications for the vertical markets on which the Company has focused. The Company believes that the modular and open nature of Altris eB-Registered Trademark- provides an excellent platform for these market applications. Altris is a member of the Microsoft Developer Network (MSDN) which allows the Company to properly plan for support for Microsoft Windows 2000-TM-and Office 2000-TM-.

         The Company offers Altris eB-Registered Trademark- as an upgrade for customers under maintenance contracts. The Company charges separately for any installation or integration costs. See "Item 1. Business--Strategy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operating Expenses."

         There can be no assurance that the Altris eB-Registered Trademark-product will receive market acceptance. The Company's product development efforts with respect to Altris eB-Registered Trademark- are expected to continue to require substantial investments by the Company, and there can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has experienced product development delays in the past, and may experience delays in the future. Lack of market acceptance of the Company's Altris eB-Registered Trademark- product, or failure to accurately anticipate customer demand and meet customer performance requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

PRODUCT BACKLOG AND CURRENT CONTRACTS

         The Company's contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At December 31, 1999, the Company's contract backlog was $4,519,000, as compared to $7,491,000 at December 31, 1998. The Company expects $3,277,000 of the December 31, 1999 backlog to be completed in 2000, as compared to $5,303,000, of the December 31, 1998 backlog which the Company then expected to complete in 1998. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company's backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

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

EMPLOYEES

         As of February 10, 2000, the Company had 49 full-time employees, of whom 19 were engaged in product development, 16 in customer support, implementation and application engineering activities, 7 in sales and marketing and 7 in administration. The Company also utilizes consultants for specific projects. None of the Company's employees is represented by a labor union. The Company has not experienced work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense and the Company expects that such competition will continue for the foreseeable future. The Company has an incentive stock option plan for granting options to employees as a means of attracting and keeping key individuals. The Company believes that its future success will depend, in large measure, on its ability to continue to attract, hire and retain qualified employees and consultants.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in San Diego, California. The Company leases 31,016 square feet of a 40,000 square foot building in San Diego. The term of the lease is through March 2001, at a monthly rent of $17,059, with annual increases of approximately 4%.

         In October 1996, the Company closed its engineering and sales office in Camarillo, California, approximately 50 miles northwest of Los Angeles. The facility is currently subleased. The lease covers 19,400 square feet of a 40,000 square foot building. The term of the lease is through April 2001. The monthly rent is $20,246, which includes operating expenses, and is subject to annual adjustments not to exceed 4% in any year.

         The Company also leases a facility in Florida under a lease which expires in March 2002. The monthly rent is $5,444. The facility is currently subleased at the same rent.

         See Note 11 of the Notes to the Consolidated Financial Statements for further information regarding the Company's lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

         On July 30, 1999, the United States District Court for the Southern District of California approved the settlement of certain securities class action lawsuits against the Company and dismissed the lawsuits with prejudice. The settlement provides for the dismissal and release of all claims in these cases in exchange for (a) payment of $2,500,000 by the Company's insurance carrier to the class of plaintiffs, (b) issuance by the Company of 2,304,271 shares of its common stock to the plaintiffs, which is equal to twenty percent of the sum of (i) the number of shares of common stock currently outstanding and
(ii) the maximum number of shares issuable upon conversion of the Series E Preferred Stock, and (c) cooperation by the Company with plaintiffs' counsel by providing certain documents and information regarding the claims asserted in the class actions. The Company recorded expense of $1,128,000 in connection with this settlement in 1998 based on the average closing market price the week preceding the execution of the memorandum of understanding for the settlement times the number of shares of the Company's common stock to be issued in the settlement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held October 28, 1999. At the meeting, the shareholders approved a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 30,000,000 shares. The proposal was approved with 7,741,803 proxies voting for, 334,401voting against, and 39,485 abstaining. The shareholders also approved a proposal to amend the Company's 1996 Stock Incentive Plan to increase the aggregate number of shares of Common Stock reserved for issuance from 925,000 to 1,425,000 shares. The proposal was approved with 7,661,723 proxies voting for, 405,355 voting against, and 48,611 abstaining.


         In addition, at the meeting, the shareholders approved the election of the following individuals as directors to hold office until the next annual meeting.

           Director                    Votes For             Votes Withheld
           --------                    ---------             --------------
           Roger H. Erickson           8,038,230                 125,858
           D. Ross Hamilton            8,038,942                 125,196
           Michael J. McGovern         7,998,942                 165,196
           Larry D. Unruh              7,999,092                 165,046
           Martin P. Atkinson          7,998,942                 165,196

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


                  YEAR ENDED DECEMBER 31, 1997                                        High               Low
                                                                                      ----               ---

                  First Quarter  . . . . . . . . . . . . . . . . . . . . . . .            $8.25              $4.50
                  Second Quarter . . . . . . . . . . . . . . . . . . . . . . .             6.75               3.50
                  Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .             9.75               5.69
                  Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . .             8.19               2.75

                  YEAR ENDED DECEMBER 31, 1998

                  First Quarter  . . . . . . . . . . . . . . . . . . . . . . .            $3.00              $1.44
                  Second Quarter . . . . . . . . . . . . . . . . . . . . . . .             1.00               0.37
                  Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .             1.00               0.25
                  Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . .             0.65               0.29

                  YEAR ENDED DECEMBER 31, 1999

                  First Quarter  . . . . . . . . . . . . . . . . . . . . . . .            $1.59              $0.35
                  Second Quarter . . . . . . . . . . . . . . . . . . . . . . .             1.13               0.63
                  Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .             1.00               0.30
                  Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . .             1.00               0.56

         On February 10, 2000, there were approximately 450 holders of record of the Company's Common Stock and the last sale price of the Common Stock as reported on the OTC Bulletin Board on February 10, 2000 was $2.75 per share.

         The Company has never paid a dividend on its Common Stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future.


         On June 27, 1997, the Company completed a private placement to an investor (the "Investor") of (i) 3,000 shares of its Series D Convertible Preferred Stock with an aggregate stated value of $3,000,000 (the "Series D Preferred Stock") and (ii) its 11.5% (Adjusted to 12% in May 1999) Subordinated Debenture due June 27, 2002 with a principal amount of $3,000,000 (the "Subordinated Debenture"), and warrants to purchase additional shares of Common Stock. The aggregate gross proceeds to the Company from the private placement before expenses were $6,000,000. In May 1999, the Company exchanged 3,000 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock") for the outstanding Series D Preferred Stock. The Series E Preferred stock also has an aggregate stated value of $3,000,000. A summary of certain terms of the Series E Preferred Stock and subordinated debenture is set forth below.

         CONVERTIBLE PREFERRED STOCK. The Series E Preferred Stock bears a dividend of 11.5% per annum, accruing quarterly, and is convertible into shares of the Company's common stock at a conversion price of $1.90 per share . The Company may redeem any or all of the Series E Preferred Stock at its stated value on or after June 27, 1999 at any time the 20-day average of the closing price of the common stock equals or exceeds $9.50 per share, and the Company may redeem any or all of the Series E Preferred Stock on or after June 27, 2002 at its stated value irrespective of the trading price of its common stock. If an event of default exists under the purchase agreement governing the issuance of the Series D Preferred Stock, as amended to provide for the exchange of Series D Preferred Stock for Series E Preferred Stock (the "Preferred Stock Purchase Agreement"), then the dividend rate increases to 14% per annum until such time as the event of default is cured. In addition, if the Company fails to pay dividends on six consecutive dividend payment dates, or the aggregate amount of unpaid dividends equals or exceeds $172.50 per share, then the Investor shall be entitled to nominate an additional director to the Company's board. As the Company is currently in default under the Preferred Stock Purchase Agreement as a result of non-payment of dividends due in 1998 and 1999, the dividend rate on the Series E Preferred Stock has increased to 14%. In 1998, dividends of $87,000 were paid on the Series D Preferred Stock and as of December 31, 1999 accumulated unpaid dividends amounted to $770,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Factors That May Affect Future Results."

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

         WARRANTS AND CONTINGENT WARRANTS. In connection with the issuance of the Series D Preferred Stock, the Company has agreed to grant to the Investor warrants to purchase the following number of shares of its common stock if the Series E Preferred Stock remains outstanding on each of the following dates: (i) 50,000 shares, at an exercise price of $7.00 per share (adjusted to $1.90 in May
1999), on June 27, 2000 if the Series E Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2000; (ii) 50,000 shares, at an exercise price of $7.00 per share (adjusted to $1.90 in May 1999), on June 27, 2001 if the Series E Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2001; (iii) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on July 17, 2002 if the Series E Preferred Stock has not been redeemed or converted in full on or prior to July 17, 2002; and (iv) 250,000 shares, at an exercise price equal to the trading price per share at the issuance of the warrant, on June 27, 2003 if the Series E Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2003. In connection with the issuance of the Subordinated Debenture, the Company granted to the Investor warrants to purchase 300,000 shares of its common stock at an exercise price of $6.00 per share (adjusted to $1.90 in May 1999). In addition, the Company has agreed to grant to the Investor additional warrants to purchase 50,000 shares of its common stock at an exercise price of $7.00 per share on June 27, 2000 if the Subordinated Debenture then remains outstanding and on each anniversary thereafter on which the Subordinated Debenture remains outstanding. Each warrant granted to the Investor expires on the date that is five years from the date of grant of such warrant.

         ISSUABLE MAXIMUM; MANDATORY REDEMPTION. If the number of shares issuable upon conversion of the Series E Preferred Stock, when added to all other shares of common stock issued upon conversion of the Series E Preferred Stock and any shares of common stock issued or issuable upon the exercise of the warrants issued to the Investor would exceed 1,906,692 shares of common stock (the "Issuable Maximum"), then the Company shall be obligated to effect the conversion of only such portion of the Series E Preferred Stock resulting in the issuance of shares of common stock up to the Issuable Maximum, and the remaining portion of the Series E Preferred Stock shall be redeemed by the Company for cash in accordance with the procedures set forth in the Certificate of Determination for the Series E Preferred Stock.

         REGISTRATION RIGHTS. In connection with the issuance of the Series E Preferred Stock, the warrants to purchase 300,000 shares of common stock and the various contingent warrants to purchase shares of common stock, the Company granted to the Investor certain registration rights for the underlying common stock. Such registration rights include the right, subject to certain conditions, to demand at any time and on up to three occasions that the Company register such underlying shares for resale.

         Subject to the approval of the Company's shareholders, the Subordinated Debenture and Series E Preferred Stock will be exchanged for 9,528,096 shares of common stock pursuant to a Stock Purchase Agreement between the Company and Spescom, Ltd ("Spescom)" which acquired the Subordinated Debenture and Series E Preferred Stock from the Investor in December 1999.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company. The financial data for each of the five years in the period ended December 31, 1999 have been derived from the audited Consolidated Financial Statements.

         The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                      Year Ended December 31,
                                                   -------------------------------------------------------------
Consolidated Statement of Operations Data            1999        1998           1997          1996        1995
                                                     ----        ----           ----          ----        ----
                                                                 (In thousands except per share data)
Revenues                                            $7,122      $12,803      $ 17,773       $19,549     $ 12,731
Cost of revenues                                     4,316        7,027         9,383         9,540        5,791
                                                   -------      -------       -------       -------      -------
Gross profit                                         2,806        5,776         8,390        10,009        6,940
                                                   -------        -----       -------        ------        -----
Operating expenses:
    Research and development                         3,137        2,314         4,155         3,363        1,402
    Marketing and sales                              1,818        4,385         8,179         5,581        3,570
    General and administrative                       2,582        5,083         4,241         3,077        1,581
    Settlement of lawsuits                               -        1,128             -             -            -
    Write off of capitalized software                    -          625             -             -            -
    Write down of assets to net
        realizable value                                 -            -           190             -        1,664
    Charge for purchased research and
        development                                      -            -             -             -       10,595
    Loss on office closure                               -            -             -           410            -
                                                   -------      -------       -------       -------      -------

                                                     7,537       13,535        16,765        12,431       18,812
                                                   -------      -------       -------       -------      -------
Loss from operations                                (4,731)      (7,759)       (8,375)       (2,422)    (11,872)
Interest and other income                              282           31           383            88          137
Interest and other expense                            (609)        (664)         (447)         (114)         (95)
                                                   -------      -------       -------       -------      -------
    Net loss                                       $(5,058)     $(8,392)      $(8,439)      $(2,448)    $(11,830)
                                                  ========      =======       =======       =======      =======
Basic net loss per common share                   $   (.50)     $  (.92)      $  (.90)      $  (.26)       (1.68)
                                                  ========      =======       =======       =======      =======
Diluted net loss per common share                 $   (.50)     $  (.92)      $  (.90)      $  (.26)    $  (1.68)
                                                  ========      =======       =======       =======      =======

Shares used in computing basic net loss
    per common share                                10,956        9,615         9,585         9,250        7,026
Shares used in computing diluted net loss
    per common share                                10,956        9,615         9,585         9,250        7,026


                                                                           At December 31,
                                              --------------------------------------------------------------------
Consolidated Balance Sheet Data                      1999        1998           1997          1996        1995
                                                     ----        ----           ----          ----        ----
                                                                            (In thousands)


Working capital (deficit)                        $  (5,293)   $  (6,509)    $  (1,977)       $2,064       $  939
Long-term obligations                                5,473        6,453         2,920         1,966        1,420
Mandatorily redeemable convertible
    preferred stock                                  3,423        3,003         2,682             -            -
Shareholders' (deficit) equity                      (9,797)      (6,778)        2,048         9,863        8,116

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statement of Operations for each of the last three fiscal years:


                                                                                For the year Ended December 31,
                                                                         --------------------------------------------
                                                                            1999             1998              1997
                                                                            ----             ----              ----
Revenues                                                                   100.0%           100.0%            100.0%
Cost of revenues                                                            60.6             54.9              52.8
                                                                         -------          -------           -------
    Gross profit                                                            39.4             45.1              47.2
                                                                         -------          -------           -------
Operating expenses:
    Research and development                                                44.0             18.1              23.4
    Marketing and sales                                                     25.5             34.2              46.0
    General and administrative                                              36.3             39.7              23.9
    Settlement of lawsuits                                                     -              8.8                 -
    Write off of capitalized software                                          -              4.9                 -
    Write down of assets to net realizable value                               -                -               1.0

                                                                         -------          -------           -------
                                                                           105.8            105.7              94.3
                                                                         -------          -------           -------
Loss from operations                                                       (66.4)           (60.6)            (47.1)
Interest and other income                                                    4.0               .2               2.1
Interest and other expense                                                  (8.6)            (5.2)             (2.5)
                                                                         -------          -------           -------
    Net loss                                                               (71.0)%          (65.6)%           (47.5)%
                                                                         =======          =======           =======

REVENUES

         Revenues were $7,122,000, $12,803,000 and $17,773,000 for 1999, 1998 and 1997, respectively. The decreases in both 1999 and 1998 were due to lower software license and services revenue. Software license revenues were $2,046,000 (29%), $4,189,000 (33%), $8,154,000 (46%) in 1999, 1998, and 1997, respectively, while revenues from services and other revenue were $5,076,000 (71%), $8,614,000 (67%), and $9,619,000 (54%) in 1999, 1998, and 1997, respectively. A large part of the decrease from 1998 to 1999 resulted from the sale of 60% of Altris Software Limited (ASL), the Company's United Kingdom subsidiary. The operations of ASL have been excluded from the consolidated results of the Company since April 1, 1999. In addition, the Company's inability to provide the Altris eB-Registered Trademark- product as originally planned in 1997, which was to address the needs of new customers for additional features and functionality, was another principal cause for the decline in software license revenue in 1999 and 1998. Also contributing to the decreases in 1999 and 1998 was customers' uncertainty regarding the financial condition of the Company. Management also believes that in 1999 the purchasing patterns of customers and potential customers were affected by Year 2000 issues, with many companies expending significant resources to correct their software systems for Year 2000 compliance. These expenditures reduced funds available to purchase software products and services such as those offered by the Company.


         A small number of customers has typically accounted for a large percentage of the Company's annual revenues. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

COST OF REVENUES

         Gross profit as a percentage of revenues was 39%, 45% and 47% for 1999, 1998, and 1997 respectively. The decreases in both 1999 and 1998 were due to the decrease in the gross profit for licenses as a percentage of license revenues to 43% in 1999 and 63% in 1998 from 75% in 1997. The decrease in the gross profit margin for licenses in 1999 compared to 1998 was due principally to increased amortization of software development costs from the Company's release of its eB-Registered Trademark- product in 1999, while revenues decreased faster. The decrease in gross profit margin for licenses in 1998 compared to 1997 was due primarily to a greater proportion of revenues for 1998 related to the sale of third-party software products which have a significantly lower gross margin than the Company's proprietary software products as well as the late release of the eB-Registered Trademark- software. The decrease in gross profit percentage for license revenue was offset by improving gross profit for services and other as a percentage of services and other revenue to 38% in 1999 and 36% in 1998 from 24% in 1997. The increase in gross profit as a percentage of services and other revenues in 1999 and 1998 was due to the Company reducing personnel costs associated with consulting services and support. Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance.

         The Company's software and services are sold at a significantly higher margin than third party products, which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace. Gross profit percentages can fluctuate annually based on the revenue mix of Company software, services, proprietary hardware and third party software or hardware.

OPERATING EXPENSES

         Research and development expense was $3,137,000, $2,314,000, and $4,155,000 for 1999, 1998 and 1997, respectively. Research and development increased in 1999 from 1998 due primarily to the fact that prior to release of the Company's eB-Registered Trademark- product in 1999, the associated development costs were capitalized, whereas development costs in 1999 were expensed. This increase in development expense was offset partially by a reduction in personnel and related costs. Research and development decreased $1,841,000 from 1997 to 1998 due in part to a reduction in personnel. Research and development expense can vary based on the amount of engineering service contract work required for customers versus purely internal development projects. It may also vary based on internal development projects in which technological feasibility and marketability of a product are established. These costs are capitalized as incurred and then amortized when the product is available for general release to customers. Technical expenses on customer-funded projects are included in cost of revenues, while expenses on internal projects are included in research and development expense. See "Item 1. Business - Product Development".

         Marketing and sales expense was $1,818,000, $4,385,000, and $8,179,000 for 1999, 1998 and 1997, respectively. A large part of the decrease from 1998 to 1999 resulted from the sale of 60% of ASL in the second quarter of 1999. Marketing and sales expense has not included ASL's expenses since April 1, 1999. In addition, as a result of the delay in releasing Altris eB-Registered Trademark-, the Company reduced the number of sales and support personnel while also reducing marketing and promotional costs. The reduction which began in 1998 was also resulted in the decrease in marketing and sales expense from 1997 to 1998.

         General and administrative expense was $2,582,000, $5,083,000, and $4,241,000 for 1999, 1998 and 1997, respectively. A large part of the decrease from 1998 to 1999 resulted from the sale of 60% of ASL in the second quarter of 1999. General and administrative expense has not included ASL's expenses nor the amortization of goodwill relating to ASL since April 1, 1999. The decrease from 1998 to 1999 was also in part due to decreased legal, accounting and consultancy costs which were incurred in 1998 in connection with the Company's restatement of its financial statements for fiscal year 1996 and the three interim quarters in 1997. Goodwill amortization expense increased $450,000 in 1998 from 1997 as a result of the change in the remaining estimated useful life of the goodwill. The increase from 1997 to 1998 was partially offset by a one-time charge in 1997 for the write off of certain offering costs. Amortization of goodwill included in general and administrative expense was $738,000, $1,269,000 and $853,000 in 1999, 1998 and 1997,
respectively.


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

         In the fourth quarter 1998, the Company made certain changes in the architecture of its Altris eB-Registered Trademark- product to utilize Microsoft Transaction Server. As a result of these changes, the Company abandoned a certain portion of its previously developed server code and expensed the related capitalized software costs totaling $625,000 in 1998. In 1997 the Company wrote off $190,000 of certain software development costs related to products for which costs were deemed to be unrecoverable due to the future product direction of the Company.

INTEREST AND OTHER INCOME

         Interest and other income was $282,000, $31,000, and $383,000 for 1999, 1998 and 1997, respectively. The increase in 1999 compared to 1998 was due to the gain of $257,000 associated with the sale of 60% of ASL. The decrease in 1998 compared to 1997 was primarily due to interest on lower cash balances.

INTEREST AND OTHER EXPENSE

         Interest and other expense totaled $609,000, $664,000 and $447,000 for 1999, 1998 and 1997, respectively. The decrease for 1999 compared to 1998 was due to lower interest expense as a result of the reduction of debt from normal principal payments. Interest expense increased in 1998 compared to 1997 due to a higher debt balance coupled with higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, the Company's cash and cash equivalents totaled $142,000 as compared to $530,000 at December 31, 1998, and its current ratio was
 .1 to 1. The Company has one revolving credit facility which provides for borrowings of up to $474,000. At December 31, 1999, $474,000 was outstanding on the revolving loan agreement with no additional funds available under the facility.

         In 1999, cash provided by investing and financing activities totaled $193,000 and $2,061,000, respectively. In May 1999, the Company completed a transaction with Spescom, whereby Spescom invested $1,800,000 for 2,000,000 shares of common stock. In September 1999, the Company completed a loan transaction with Spescom providing the Company a loan of $500,000 convertible at the option of Spescom into common stock at $0.35 per share. This loan was converted into 1,428,571 shares of common stock in December 1999. Cash used in operating activities totaled $2,652,000 primarily relating to the net operating loss for 1999.

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

         Due to significant losses and decreasing sales, the Company reduced its payroll cost, the largest cost element, in 1999 and 1998. In addition, the Company has made further reductions of other expenditures. In 1999, the Company experienced a reduction in incoming orders. The Company's ability to continue operations is dependent upon the generation of new system sales of Altris eB-Registered Trademark- in the near term, which cannot be assured. Given the substantial uncertainties confronting the Company, there can be no assurance that sufficient cash flows will be generated by the Company in the near term to meet its current obligations. In January 2000, the Company agreed, subject to approval by the Company's shareholders, to issue to Spescom 5,258,714 shares of common stock for $3,700,000 and to exchange its subordinated debt and convertible preferred stock, which are held by Spescom, along with related accrued interest and dividends, for 9,528,096 shares of common stock (see Note 14 of the Notes to the Consolidated Financial Statements and the Company's proxy statement, a Notice of Special Meeting of Shareholders to be held on April 14, 2000, filed March 14, 2000). Management believes that such additional cash through the issuance of this equity is necessary to enable the Company to meet its short-term needs for working capital. There can be no assurance that this equity financing will be approved by the Company's shareholders or that the other conditions for consummation of such transactions will be satisfied. Failure to complete this financing can be expected to have a material adverse affect on the Company's business, results of operations, and financial condition.

NET OPERATING LOSS TAX CARRYFORWARDS

         As of December 31, 1999, the Company had a net operating loss carryforward ("NOL") for federal and state income tax purposes of $52,717,000 and $8,294,000, respectively which expires over the years 2000 through 2019. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $1,150,000, which will substantially expire in the years 2000 through 2005. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes.

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

         The Company has issued equity securities to Spescom in May 1999 and December 1999 and through traditional stock option grants to employees over the past three years. Although there was no

"ownership change" during this period, this activity increases the potential for an "ownership change" for income tax purposes.

         If the proposed share issuance to Spescom as agreed upon by the Company's Board of Directors is approved by shareholders and consummated, Spescom would own approximately 66% of the voting control of the Company and, because Spescom would have acquired its entire majority interest in the Company within one year, this would constitute an "ownership change" under the Code. Thus, the Company's ability to use its NOL and credit carryforwards in future years would be delayed and, to the extent the carryforward amounts could not be fully utilized under the limitations discussed above within the carryforward periods, these carryforwards would be lost. Accordingly, if the Company generated net income in future years, the Company would be required to pay more Federal income taxes or to pay such taxes sooner than if the use of its NOL and credit carryforwards were not restricted.

         In connection with the acquisition of Optigraphics, the Company acquired Optigraphics' net operating losses which are limited to offset against that entity's future taxable income, subject to annual limitations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         CUSTOMER CONCERN REGARDING THE COMPANY'S FINANCIAL POSITION

         As a result of misapplications in its revenue recognition policies, the Company in 1998 restated its previously presented interim financial information and annual financial statements for 1996 and the interim information for the first three quarters of 1997. In addition, the report of the Company's independent accountants, Grant Thornton LLP, on the Company's Consolidated Financial Statements as of and for the year ended December 31, 1999 includes an explanatory paragraph regarding the Company's ability to continue as a going concern. See "Report of Independent Certified Public Accountants" accompanying the Consolidated Financial Statements. The Company's restatement of its financial statements, de-listing of the Company's Common Stock from the Nasdaq National Market as a result of the Company's failure to meet certain listing requirements, corporate actions to restructure operations and reduce operating expenses, and customer uncertainty regarding the Company's financial condition has had, and are likely to have in the future, a material adverse effect on the Company and its ability to sell its products in future.

         FOREIGN CURRENCY

         The Company's geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. In fiscal 1999, revenue from the United States, Europe and other locations in the world were 85%, 12% and 3%, respectively. This compares to 63%, 33% and 4%, respectively, in fiscal 1998 and 56%, 37% and 7%, respectively in fiscal 1997. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. The Company has recently increased its sales efforts in international markets outside Europe, including Asia and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. In addition, the current continued weakness in Asian currencies may result in reduced revenues from the countries affected by this condition. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

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

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products were coded to accept only two digit entries in the date code field; however, these date code fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' computer systems and/or software were required to be upgraded or replaced to comply with such "Year 2000" requirements.

         The Company has completed a program, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. The Company did address all issues identified prior to Year 2000 and did not encounter any material difficulties.

         The Company, in its ordinary course of business, tests and evaluates its own software products. The Company has tested all of its legacy products and believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of the Company's software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such date data. The Company did not encounter any significant Year 2000 problems for the change from 1999 to 2000.. However, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with date functions. To the extent the Company's software products are not fully Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. In addition, some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Altris Software, Inc.

We have audited the accompanying consolidated balance sheets of Altris Software, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Altris Software, Inc. as of December 31, 1999 and 1998,and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

We have also audited Schedule II of Altris Software, Inc. for the year ended December 31, 1999 and 1998. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and has deficiencies in working capital and stockholders' equity. Also, the Company has significant amounts of debt maturing in the year ending December 31, 2000 . These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP

Irvine, California
February 16, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of Altris Software, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 53 present fairly, in all material respects, the financial position of Altris Software, Inc. and its subsidiaries at December 31, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 53, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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


/s/ PricewaterhouseCoopers LLP

Price Waterhouse LLP

San Diego, California
May 12, 1998

                              ALTRIS SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                          December 31,
                                                                            ------------------------------------------
                                                                                       1999                    1998
                                                                                       ----                    ----
                                                       ASSETS
Current assets:
   Cash and cash equivalents                                                      $    142,000           $    530,000
   Receivables, net                                                                    355,000              1,128,000
   Inventory, net                                                                            -                277,000
   Other current assets                                                                 92,000                244,000
                                                                                  ------------           ------------
      Total current assets                                                             589,000              2,179,000

Property and equipment, net                                                            436,000              1,565,000
Computer software, net                                                               3,707,000              4,685,000
Goodwill, net                                                                                -              2,645,000
Other assets                                                                           249,000                292,000
                                                                                  ------------           ------------
      Total assets                                                                $  4,981,000           $ 11,366,000
                                                                                  ============           ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                               $  1,507,000           $  2,779,000
   Accrued liabilities                                                               1,512,000              1,934,000
   Notes payable                                                                       574,000                745,000
   Deferred revenue                                                                  2,289,000              3,230,000
                                                                                  ------------           ------------
      Total current liabilities                                                      5,882,000              8,688,000

Long term notes payable                                                                      -                468,000
Deferred revenue, long term portion                                                  1,542,000              2,131,000
Other long term liabilities                                                          1,223,000              1,263,000
Subordinated debt, net of discount                                                   2,708,000              2,591,000
                                                                                  ------------           ------------
      Total liabilities                                                             11,355,000             15,141,000
                                                                                  ------------           ------------


Mandatorily redeemable convertible preferred stock, $1,000 par value, 3,000 shares authorized; 3,000 shares issued and outstanding ($3,770,000 and
   $3,350,000 total liquidation preference, respectively)                            3,423,000              3,003,000

Shareholders' deficit:
   Common stock, no par value, 30,000,000 shares authorized;
          13,101,734 and 9,614,663 issued and outstanding,
          respectively                                                              63,097,000             61,201,000
   Common stock warrants                                                               718,000                585,000
   Accumulated other comprehensive income                                                    -                (10,000)
   Accumulated deficit                                                             (73,612,000)           (68,554,000)
                                                                                  ------------           ------------
      Total shareholders' deficit                                                   (9,797,000)            (6,778,000)
                                                                                  ------------           ------------
           Total liabilities and shareholders' deficit                            $  4,981,000           $ 11,366,000
                                                                                  ============           ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the year ended December 31,
                                                              -------------------------------------------------------
                                                                     1999               1998               1997
                                                                     ----               ----               ----
Revenues:
    Licenses                                                  $     2,046,000     $     4,189,000    $      8,154,000
    Services and other                                              5,076,000           8,614,000           9,619,000
                                                              ---------------     ---------------    ----------------
        Total revenues                                              7,122,000          12,803,000          17,773,000
                                                              ---------------     ---------------    ----------------

Cost of revenues:
    Licenses                                                        1,174,000           1,553,000           2,059,000
    Services and other                                              3,142,000           5,474,000           7,324,000
                                                              ---------------     ---------------    ----------------
        Total cost of revenues                                      4,316,000           7,027,000           9,383,000
                                                              ---------------     ---------------    ----------------

Gross profit                                                        2,806,000           5,776,000           8,390,000
                                                              ---------------     ---------------    ----------------

Operating expenses:
    Research and development                                        3,137,000           2,314,000           4,155,000
    Marketing and sales                                             1,818,000           4,385,000           8,179,000
    General and administrative                                      2,582,000           5,083,000           4,241,000
    Settlement of lawsuits                                                  -           1,128,000                   -
    Write off of capitalized software                                       -             625,000             190,000
                                                              ---------------     ---------------    ----------------

        Total operating expenses                                    7,537,000          13,535,000          16,765,000
                                                              ---------------     ---------------    ----------------

Loss from operations                                               (4,731,000)         (7,759,000)         (8,375,000)

Gain on sale of interest in subsidiary                                257,000                   -                   -
Interest and other income                                              25,000              31,000             383,000
Interest and other expense                                           (609,000)           (664,000)           (447,000)
                                                              ----------------    ----------------   -----------------

Net loss                                                      $    (5,058,000)    $    (8,392,000)   $     (8,439,000)
                                                              ================    ================   =================

Basic net loss per common share                               $          (.50)    $          (.92)   $           (.90)
                                                              ================    ================   =================

Diluted net loss per common share                             $          (.50)    $          (.92)   $           (.90)
                                                              ================    ================   =================

Shares used in computing basic and diluted
    net loss per common share                                      10,956,000           9,615,000           9,585,000

   The accompanying notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                             Accumulated
                                                                               Common           Other
                                                     Common Stock               Stock        Comprehensive    Accumulated
                                                 Share          Amount         Warrants         Income          Deficit
                                              ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1996                     9,559,944    $ 61,583,000   $           -   $      3,000    $(51,723,000)
   Exercise of stock options                        54,719         193,000               -              -               -
   Issuance of common stock warrants                     -               -         585,000              -               -
   Preferred stock dividends                             -        (176,000)              -              -               -
   Foreign currency translation adjustment               -               -               -         22,000               -
   Net loss                                              -               -               -              -      (8,439,000)

      Total comprehensive loss


                                              ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1997                     9,614,663      61,600,000         585,000         25,000     (60,162,000)
   Preferred stock dividends                             -        (408,000)              -              -               -
   Stock option issues as compensation
       to non-employee                                   -           9,000               -              -               -
   Foreign currency translation adjustment               -               -               -        (35,000)              -
   Net loss                                              -               -               -              -      (8,392,000)

      Total comprehensive loss


                                              ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1998                     9,614,663      61,201,000         585,000        (10,000)    (68,554,000)
   Preferred stock dividends                             -        (420,000)              -              -               -
   Exercise of stock options                        58,500          16,000               -              -               -
   Issuance of common stock warrants                     -               -          68,000              -               -
   Change in warrant exercise price                      -               -          65,000              -               -
   Common stock issued                           2,000,000       1,800,000               -              -               -
   Common stock, issued for debt conversion      1,428,571         500,000               -              -               -
   Foreign currency translation adjustment               -               -               -         10,000               -
   Net loss                                              -               -               -              -      (5,058,000)

       Total comprehensive loss

                                              ------------    ------------   ------------    ------------    ------------
Balance at December 31, 1999                    13,101,734    $ 63,097,000   $    718,000    $         -     $(73,612,000)
                                              ============    ============   ============    ============    ============


                                                             Comprehensive
                                                  Total           Loss
                                              ------------    ------------

Balance at December 31, 1996                  $  9,863,000
   Exercise of stock options                       193,000
   Issuance of common stock warrants               585,000
   Preferred stock dividends                      (176,000)
   Foreign currency translation adjustment          22,000    $     22,000
   Net loss                                     (8,439,000)     (8,439,000)
                                                              ------------
      Total comprehensive loss                                $ (8,417,000)
                                                              ============

                                              ------------
Balance at December 31, 1997                     2,048,000
   Preferred stock dividends                      (408,000)
   Stock option issues as compensation
       to non-employee                               9,000
   Foreign currency translation adjustment         (35,000)   $    (35,000)
   Net loss                                     (8,392,000)     (8,392,000)
                                                              ------------
      Total comprehensive loss                                $ (8,427,000)
                                                              ============

                                              ------------
Balance at December 31, 1998                    (6,778,000)
   Preferred stock dividends                      (420,000)
   Exercise of stock options                        16,000
   Issuance of common stock warrants                68,000
   Change in warrant exercise price                 65,000
   Common stock issued                           1,800,000
   Common stock, issued for debt conversion        500,000
   Foreign currency translation adjustment          10,000          10,000
   Net loss                                     (5,058,000)     (5,058,000)
                                                              ------------
       Total comprehensive loss                               $ (5,048,000)
                                                              ============
                                              ------------
Balance at December 31, 1999                  $ (9,797,000)
                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            For the year Ended December 31,
                                                                        -----------------------------------------
                                                                            1999           1998            1997
                                                                            ----           ----            ----
Cash flows from operating activities:
     Net Loss                                                           $(5,058,000)   $(8,392,000)    $(8,439,000)
      Adjustments to reconcile net loss to net cash
        Provided by (used in) operating activities:
          Depreciation and amortization                                   2,320,000      2,659,000       2,389,000
          Loss on disposal of assets                                              -         46,000          15,000
          Gain on sale of interest in subsidiary                           (257,000)             -               -
          Change in warrant exercise price                                   65,000              -               -
          Warrants issued to consultant                                      68,000              -               -
          Settlement of lawsuits                                                  -      1,128,000               -
          Write down of certain assets                                            -        625,000         190,000
     Changes in assets and liabilities, net of effect of dispositions:
          Receivables, net                                                  513,000      1,917,000       2,005,000
          Inventory                                                         269,000        183,000          12,000
          Other assets                                                      232,000        403,000         328,000
          Accounts payable                                                 (466,000)      (149,000)        441,000
          Accrued liabilities                                               405,000       (815,000)      1,072,000
          Deferred revenue                                                 (678,000)     3,591,000         222,000
          Other long term liabilities                                       (65,000)       (38,000)       (590,000)
                                                                       ------------    -----------     -----------
Net cash provided by (used in) operating activities                      (2,652,000)     1,158,000      (2,355,000)
                                                                       ------------    -----------     -----------
Cash flows from investing activities:
     Net proceeds from sale of interest in subsidiary                       205,000              -               -
     Purchases of property and equipment                                    (12,000)      (137,000)       (833,000)
     Sale of maturity of short term investments                                   -        133,000       1,652,000
     Purchases of short term investments held to maturity                         -              -      (1,499,000)
     Purchases of software                                                        -       (294,000)        (41,000)
     Computer software capitalized                                                -     (2,355,000)     (1,651,000)
                                                                       ------------    -----------     -----------
Net cash used in investing activities                                       193,000     (2,653,000)     (2,372,000)
                                                                       ------------    -----------     -----------
Cash flows from financing activities:
     Repayments of revolving loan and bank agreements                      (355,000)      (333,000)     (2,689,000)
     Proceeds from sale of common stock                                   1,800,000              -               -
     Proceeds from Spescom loan                                             600,000              -               -
     Proceeds from exercise of stock options                                 16,000              -         193,000
     Net borrowings under revolving loan and bank agreements                      -        542,000       1,780,000
     Net proceeds from issuance of preferred stock                                -              -       2,653,000
     Payment of preferred stock dividends                                         -        (87,000)       (147,000)
     Net proceeds from issuance of subordinated debt and warrants                 -              -       3,000,000
     Cash payments for debt issuance costs                                        -              -        (347,000)
                                                                       ------------    -----------     -----------
Net cash provided by financing activities                                 2,061,000        122,000       4,443,000
                                                                       ------------    -----------     -----------
Effect of exchange rate changes on cash                                      10,000        (35,000)         22,000
                                                                       ------------    -----------     -----------

Net decrease in cash and cash equivalents                                  (388,000)    (1,408,000)       (262,000)
Cash and cash equivalents at beginning of period                            530,000      1,938,000       2,200,000
                                                                       ------------    -----------     -----------
Cash and cash equivalents at end of period                              $   142,000    $   530,000     $ 1,938,000
                                                                       ============    ===========     ===========



   The accompanying notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND CAPITAL RESOURCES

         The Company has suffered recurring losses and has an accumulated deficit of $73,612,000, a working capital deficit of $5,293,000 and a deficit in shareholders' equity of $9,797,000 as of December 31, 1999, which raise substantial doubt about the Company's ability to continue as a going concern. Due to significant losses and decreasing sales, the Company, reduced its payroll cost, the largest cost element. In addition, the Company has made further reductions of other expenditures. The Company's ability to continue operations is dependent upon the generation of new system sales of Altris eB-Registered Trademark- in the near term, which cannot be assured. Given the substantial uncertainties confronting the Company, there can be no assurance that sufficient cash flows will be generated by the Company in the near term to meet its current obligations.

         In January 2000, the Company's Board of Directors approved, subject to approval by the Company's shareholders, to issue Spescom Ltd. ("Spescom") 5,258,714 shares of common stock for $3,700,000 and to exchange its subordinated debt and convertible preferred stock, which are held by Spescom, along with related accrued interest and dividends, for 9,528,096 shares of common stock. (See Note 14.) Management believes that such additional cash infusion is necessary to enable the Company to meet its short-term needs for working capital. There can be no assurance that this equity financing will be approved by the Company's shareholders and consummated or that it will be sufficient to meet the Company's working capital needs. Failure to complete this financing, can be expected to have a material adverse effect on the Company's business, results of operations, and financial condition.

NOTE 2 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         The Company develops, markets and supports a suite of object-oriented, client/server document management software products. These products were developed to enable customers in a broad range of industries to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. As described further in Note 3, the results of operations for Altris Software Ltd. have been included through March 31, 1999, at which time the equity method of accounting was applied.

FOREIGN CURRENCY

         The functional currency of the Company's United Kingdom subsidiary is the pound sterling. Assets and liabilities are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect for the period. Net currency exchange gains or losses resulting from such translations are excluded from net income and accumulated as other comprehensive income in a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions, which are not significant, are included in the Consolidated Statements of Operations.

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

REVENUE RECOGNITION

         The Company's revenues are derived from sales of its document management systems that are primarily composed of software and services, including maintenance, training and consulting services, and third party software and hardware. In 1999 and 1998, the Company recognized revenue in accordance with Statement of Position (SOP) 97-2 "Software Revenue Recognition." Effective January 1, 1999, the Company also implemented SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions", which applies to certain multiple-element arrangements. The implementation of SOP 97-2 and 98-9 did not materially affect the Company's revenue recognition policies.

         Software license and third party product revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection is probable. In cases where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. For new software products where a historical record has not yet been demonstrated that acceptance is perfunctory, the Company defers recognition of revenue until acceptance has occurred. Annual maintenance revenues, which consist of ongoing support and product updates, are recognized on a straight-line basis over the term of the contract. Payments received in advance of performance of the related service for maintenance contracts are recorded as deferred revenue. Revenues from training and consulting services are recognized when the services are performed and adequate evidence of providing such services is available. Contract revenues for long term contracts or programs requiring specialized systems are recognized using the percentage-of-completion method of accounting, primarily based on contract labor hours incurred to date compared with total estimated labor hours at completion. Provisions for anticipated contract losses are recognized at the time they become known.


         Contracts are billed based on the terms of the contract. There are no retentions in billed contract receivables. Unbilled contract receivables relate to revenues earned but not billed at the end of the period. Billings in excess of costs incurred and related earnings are included in deferred revenue.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1999 and 1998, management believes that the carrying amounts of cash and cash equivalents, short-term investments, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans and lines of credit approximate their fair values as they reprice based on the prime rate and adjust for significant changes in credit risk, and the carrying value of the subordinated debt approximates its fair value.

CONCENTRATION OF CREDIT RISK

         The Company provides products and services to customers in a variety of industries worldwide, including petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company's customer base.

INVENTORY

         Inventory consists of parts, supplies and subassemblies primarily used in maintenance contracts which service the Company's hardware products sold in prior years. Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of December 31, 1999 and 1998, the Company had provided a reserve of $920,000 and $651,000, respectively, to reduce the carrying amount to its estimated net realizable value. All inventory has been fully reserved as of December 31, 1999.

PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost and depreciated using the straight-line method over useful lives of two to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease. Expenditures for ordinary repairs and maintenance are expensed as incurred while major additions and improvements are capitalized.

GOODWILL

         Goodwill represents the excess of cost of purchased businesses over the fair value of tangible and identifiable intangible net assets acquired at the date of acquisition. Goodwill is amortized over its estimated useful life of four to seven years. The Company evaluates the carrying value of unamortized goodwill at each balance sheet date to determine whether any adjustments are required. In late 1998, the Company reduced the life of the goodwill associated with its United Kingdom subsidiary from seven to four years as a result of uncertainties due to recurring significant losses and negative cash flow of the subsidiary. In conjunction with the sale of an interest in its United Kingdom subsidiary in the second quarter of 1999, (see Note 3) the Company eliminated all goodwill and accumulated amortization related to the United Kingdom subsidiary. Accumulated amortization of goodwill was $0 and $3,014,000 at December 31, 1999 and 1998, respectively. The related amortization expense was $738,000, $1,269,000 and $853,000 for the years ended December 31, 1999, 1998 and 1997, respectively. All goodwill has been fully amortized as of December 31, 1999.

SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE

         Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product's current gross revenues to the total of current and expected gross revenues or the straight line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $939,000 and $1,216,000 at December 31, 1999 and 1998, respectively. The related amortization expense was $711,000, $381,000 and $712,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

         The Company evaluates the carrying value of unamortized capitalized software costs at each balance sheet date to determine whether any impairment adjustments are required. In late 1998, the Company made certain changes in the architecture of its Altris eB-Registered Trademark- product to utilize Microsoft Transaction Server. As a result of these changes, the Company abandoned a certain portion of its previously developed server code and expensed the related capitalized software costs totaling $625,000 in 1998. In 1997, the Company wrote off $190,000 of certain capitalized software development costs related to products for which costs were deemed to be unrecoverable due to the future product direction of the Company.

DEFERRED DEBT ISSUANCE COSTS

         Deferred debt issuance costs related to the Subordinated Debt (see Note
5) are recorded at cost and are being amortized over 5 years using the straight-line method, which is considered to approximate the effective interest rate method. Accumulated amortization of debt issuance costs was $174,000 and $104,000 at December 31, 1999 and 1998, respectively. The related amortization expense was $70,000 for each of the years ended December 31, 1999 and 1998 and $34,000 for the year ended December 31, 1997.

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

NET LOSS PER COMMON SHARE


         Basic net loss per common share is computed as net loss plus accretion of dividends on mandatorily redeemable convertible preferred stock divided by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed as net loss divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the year and assumes conversion into common stock at the beginning of each period of all outstanding shares of convertible preferred stock. Computations of basic and diluted earnings per share do not give effect to individual potential common stock instruments for any period in which their inclusion would be anti-dilutive.


COMPREHENSIVE INCOME

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company implemented SFAS No. 130 effective January 1, 1998.

RECLASSIFICATIONS


         Certain reclassifications have been made to the 1997 financial statements to conform with the current presentation.


STATEMENT OF CASH FLOWS

         Cash and cash equivalents are comprised of cash on hand and short-term investments with original maturities of less than 90 days.

         For 1999, cash and non-cash investing and financing activities relating to the disposition of 60% of Altris Software, Ltd. (see Note 3) were as follows:

                  Accounts receivable, net                    $ (259,000)
                  Other assets                                   (15,000)
                  Property and equipment, net                   (611,000)
                  Goodwill                                    (1,907,000)
                  Accounts payable                               806,000
                  Accrued liabilities                            827,000
                  Current portion notes payable                  384,000
                  Deferred revenue                               952,000
                                                              -----------
                  Net liabilities assumed by Spescom             177,000
                  Total cash received                            205,000
                  Deferred gain at December 31, 1999            (125,000)
                                                              -----------
                  Net gain recognized in 1999                 $  257,000
                                                              ===========




The following table provides supplemental cash flow information:

                                                           For the Year Ended December 31,
                                                  -------------------------------------------------
                                                        1999             1998             1997
                                                        ----             ----             ----

Supplemental cash flow information:
    Interest paid                                 $    349,000      $     445,000    $      294,000
                                                  ==============    =============    ==============
    Accretion of dividends on mandatorily
        redeemable convertible preferred stock    $    420,000      $     408,000    $       29,000
                                                  ==============    =============    ==============

    Loan converted to stock                       $    500,000      $           -    $            -
                                                  ==============    =============    ==============
    Stock option issued as compensation
        to non-employee                           $          -      $       9,000    $            -
                                                  ==============    =============    ==============

NOTE 3 - SPESCOM AND RELATED PARTIES

         In May 1999, the Company completed a transaction with Spescom, whereby Spescom invested $1,800,000 for 2,000,000 shares of the Company's common stock. In addition, as part of the transaction, Spescom paid the Company an additional $1,000,000 and invested $1,200,000 directly into the Company's United Kingdom subsidiary, Altris Software Ltd. ("ASL") for a 60% ownership interest in ASL. In conjunction with the transaction, the Company contributed $400,000 into ASL and retained a 40% interest in ASL. The Company deposited $200,000 of the proceeds from the transaction into an escrow account. The Company also recorded a deferred gain of $200,000 relating to the funds escrowed. In November 1999, Spescom released the $200,000 in escrow. In 1999, the Company recorded a gain of $257,000, net of expenses, on the sale of an interest in ASL. As of December 31, 1999 the Company has deferred $125,000 for potential warranty claims.

         Other terms of the transaction include Spescom's right to nominate one director for election to the Company's board of directors. In addition, the shares of stock representing the Company's 40% interest in ASL have been pledged to Spescom to secure the obligations of the Company to Spescom, such pledge not to extend beyond the second anniversary of the closing date. In January 2000, the Company entered into an agreement, subject to shareholder approval, to transfer the remaining 40% of ASL to Spescom and to acquire the EMS 2000 technology from Spescom (see Note 14).

         In addition, the Company entered into a distribution agreement with ASL which grants ASL exclusive distribution rights for the Company's products around the world, excluding North and South America and the Caribbean. Under this distribution agreement, this exclusivity is contingent upon ASL meeting certain minimum royalty commitments beginning in 2002. The agreement provides for a royalty to the Company on sales of the

Company's products by ASL. Royalties to the Company totaled $188,000 in 1999. At December 31, 1999, the Company had a receivable from ASL in the amount of $44,000.

         Also as part of the May 1999 transaction, the Company became Spescom's exclusive distributor of EMS 2000, Spescom's configuration management (CM) product, in North and South America and the Caribbean. In 1999, the Company purchased software and services from Spescom totaling $146,000. At December 31, 1999 the Company had an accounts payable to Spescom of $50,000.

         In order for the Company to obtain consent to this Spescom transaction by the investor holding the Company's subordinated debenture and the Company's Series D Convertible Preferred Stock ("the Investor") to the May 1999 Spescom transaction, the interest rate on the subordinated debenture was increased from 11.5% to 12% (see Note 5). In addition, the Series D Convertible Preferred Stock was exchanged for Series E Convertible Preferred Stock with substantially similar terms except that the conversion rate was adjusted from $6.00 per share of common stock to $1.90 and the exercise price on warrants entitling the Investor to purchase 300,000 shares of the Company's common stock was also adjusted from $6.00 to $1.90 per share (See Note 8). As a result of the change in exercise price, the Company recorded an additional expense of $65,000 relating to the May 1999 Spescom transaction.

         In September 1999, the Company completed a loan transaction with Spescom providing the Company a loan of $500,000 convertible at the option of Spescom into common stock at $0.35 per share. This loan was converted into 1,428,571 shares of common stock in December 1999. Cash used in operating activities totaled $2,652,000 primarily relating to the net operating loss for 1999.


NOTE 4 - BALANCE SHEET INFORMATION

                                                                        December 31,
                                                             -------------------------------------
                                                                 1999                     1998
                                                                 ----                     ----
         RECEIVABLES, NET:
               Billed receivables                            $     424,000           $   1,193,000
               Unbilled receivables                                      -                 129,000
               Less allowance for doubtful accounts                (69,000)               (194,000)
                                                             -------------           -------------
                                                             $     355,000           $   1,128,000
                                                             =============           =============


         PROPERTY AND EQUIPMENT, NET:
               Computer equipment                            $   2,260,000           $   6,339,000
               Machinery and equipment                             239,000                 455,000
               Furniture and fixtures                              135,000                 602,000
               Leasehold improvements                               46,000                 570,000
                                                             -------------           -------------
                                                                 2,680,000               7,966,000
               Less accumulated depreciation
                   and amortization                             (2,244,000)             (6,401,000)
                                                             -------------           -------------
                                                             $     436,000           $   1,565,000
                                                             =============           =============



         ACCRUED LIABILITIES:
               Employee compensation and related expenses    $     191,000           $     228,000
               Accrued vacation                                    271,000                 261,000
               Sales and VAT taxes payable                          39,000                 255,000
               Accrued loss on office closure                       47,000                  29,000
               Other                                               964,000               1,161,000
                                                             -------------           -------------
                                                             $   1,512,000           $   1,934,000
                                                             =============           =============

                                                                          December 31,
                                                             -------------------------------------
                                                                 1999                     1998
                                                                 ----                     ----

         OTHER LONG TERM LIABILITIES:
               Accrued loss on office closure                $      15,000           $      77,000
               Settlement of lawsuits                            1,128,000               1,128,000
               Other                                                80,000                  58,000
                                                             -------------           -------------
                                                             $   1,223,000           $   1,263,000
                                                             =============           =============



NOTE 5 - NOTES PAYABLE AND SUBORDINATED DEBT

         Notes payable and subordinated debt consist of the following:

                                                                          December 31,
                                                             -------------------------------------
                                                                 1999                     1998
                                                                 ----                     ----

Short term loan                                              $     100,000           $           -
Revolving loans                                                    474,000                 838,000
United Kingdom overdraft facility                                        -                 375,000
Subordinated debt, less discount of $292,000 in 1999
  and $409,000 in 1998                                           2,708,000               2,591,000
                                                             -------------           -------------
                                                             $   3,282,000           $   3,804,000
                                                             =============           =============

          In November 1999, the Company received a short-term loan of $100,000 from Spescom. The loan bears interest at 10% and is to be repaid from the proceeds of the proposed private placement offering with Spescom, which is subject to approval by the shareholders of the Company (see Note 14). If the private placement offering is not completed by March 31, 2000, all amounts owing to Spescom in connection with this loan may, at Spescom's option, be converted into shares of the Company's common stock at a conversion price of $0.70 per share.

         The Company has a revolving loan and security agreement, which provides for borrowings of up to $1,000,000. The maximum credit available under the facility declines by $200,000 each year beginning in March 1997. The loan is payable in monthly installments of $16,667 plus interest equal to the 30-day Commercial Paper Rate plus 2.95% (9.00% December 31, 1999). At December 31, 1999, $474,000 was outstanding under the agreement with no additional funds available. Total borrowings under the revolving loan and security agreement are collateralized by the Company's assets. The revolving loan and security agreement contains certain restrictive covenants, including the maintenance of a minimum ratio of debt to tangible net worth, for which the Company was in violation at December 31, 1999. The Company obtained a waiver of such violations through March 15, 2000. In May 1999, in order to obtain the consent for the Spescom transaction from the lender, the Company agreed to reduce the principal balance of the combined facilities by a total of $150,000 on or before June 30, 1999. The Company has not made the payment and is in violation of the agreement.

         At December 31, 1998 interest on the United Kingdom overdraft facility was calculated at 3.0% per annum over the bank's base rate (9.5% at December 31, 1998). Repayment of the borrowings under the facility was collateralized by the property and assets of the Company's United Kingdom subsidiary, including a (pound)100,000 certificate on deposit. As a result of the May 1999 Spescom transaction, the indebtness under the facility is no longer included in the Company's liabilities.

          In June 1997, the Company issued a five year, 11.5% subordinated debenture with quarterly interest payments for gross proceeds of $3,000,000. In conjunction with the debt, the Company granted warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $6.00 per share. The warrants are exercisable over a five-year period from the date of issuance. A portion of the proceeds from the debt has been allocated to common stock warrants, which are valued at $650,000 and recorded as a discount on the debt. The discount is being amortized over five years. In the event the debt is outstanding at June 2000, and each year thereafter, the Company will grant in each year additional five year warrants to purchase 50,000 shares of common stock at an exercise price of $7.00 per share. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value, if any, will be ascribed. In November 1998, the Company entered into a Security Agreement with the Investor providing the Investor with a second priority security interest in the inventory, accounts receivable, general intangibles and certain other assets of the Company. The Investor's security interest is subordinated to the first priority security interest of the lender under the Company's revolving credit agreements. In May 1999, the Company agreed to increase the interest rate on the subordinated debenture from 11.5% to 12% and reduce the exercise price on the Lender Warrants to $1.90 per share (see Note 3). In December 1999, Spescom acquired all rights of the debt from the Investor. As described in Note 14, if the proposed transactions with Spescom are approved by the Company's shareholders, the subordinated debenture will be exchanged for common stock.

         In March 1997, the Company borrowed $300,000 from an officer of the Company. The note was for a maximum of three months with a 12% per annum interest rate. The entire balance and accrued interest was paid in July 1997.


         Future maturities of notes payable and long-term debt are as follows at December 31, 1999:

            Year Ending December 31,
            ------------------------
                              2000                   $     574,000
                              2001                               -
                              2002                       3,000,000
                                                     -------------

                                                         3,574,000

              Less unamortized discount                   (292,000)
                                                     -------------
                                                     $   3,282,000
                                                     =============

NOTE 6 - RECONCILIATION OF NET LOSS AND SHARES USED IN PER SHARE COMPUTATIONS:

                                                                              For the Year Ended December 31,
                                                                -------------------------------------------------------
                                                                        1999               1998                1997
                                                                        ----               ----                ----
Net Loss Used:

     Net loss                                                   $    (5,058,000)    $   (8,392,000)     $   (8,439,000)
     Accretion of dividends on mandatorily
         redeemable convertible preferred stock                        (420,000)          (408,000)           (176,000)
                                                                ----------------    ---------------     ---------------
     Net loss used in computing basic and diluted net
         loss per share                                         $    (5,478,000)    $   (8,800,000)     $   (8,615,000)
                                                                ================    ===============     ===============
Shares Used:

     Weighted average common shares outstanding
         used in computing basic and diluted net loss
         per common share                                            10,956,000          9,615,000           9,585,000


         Average employee stock options to acquire 954,000, 739,000, and 544,000, shares, were outstanding in fiscal 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because their effect was antidilutive. In addition, 3,000 shares of convertible preferred stock for each of the years ended December 31, 1999, 1998 and 1997 were also excluded from the computation of diluted earnings per share because the effect was antidilutive.

NOTE 7 - FOURTH QUARTER ADJUSTMENTS

         Significant adjustments made in the fourth quarter ending December 31, 1998 are summarized below. These adjustments do not result in adjustments to previously released financial information for earlier quarters of fiscal 1998.


         On March 3, 1999, the Company entered into a Memorandum of Understanding providing for the settlement of certain securities class action lawsuits pending against the Company. The Company recorded expense of $1,128,000 in the fourth quarter 1998 in connection with this settlement. In the fourth quarter 1998, the Company made certain changes in the architecture of its Altris eB-Registered Trademark- product to utilize Microsoft Transaction Server. As a result of these changes, the Company abandoned a certain portion of its previously developed server code and expensed the related capitalized software costs totaling $625,000. In addition, in the fourth quarter, 1998, the Company reduced the life of the goodwill associated with its United Kingdom subsidiary from seven to four years as a result of uncertainties regarding future benefits to the Company provided by the goodwill due to recurring significant losses and negative cash flow of the subsidiary. The Company increased goodwill amortization expense by $450,000 in the fourth quarter to reflect this adjustment to the remaining estimated useful life of goodwill associated with its United Kingdom subsidiary.


     Settlement of lawsuits                                              $1,128,000
     Capitalized software costs expensed due to
         change in architecture of Altris eB-Registered Trademark-          625,000
     Additional amortization of goodwill                                    450,000
                                                                         ----------
         Increase in net loss                                            $2,203,000
                                                                         ==========

NOTE 8 - CONVERTIBLE PREFERRED STOCK:


         In June 1997, the Company issued 3,000 shares of its Series D Convertible Preferred Stock ("the Series D Preferred Stock") for gross proceeds of $3,000,000 ($2,653,000 net of issuance costs). In May 1999, the Company exchanged 3,000 shares of its Series E Convertible Preferred Stock (the Series E Preferred Stock) for the issued and outstanding Series D Preferred Stock. The Series E Preferred Stock bears a dividend of 11.5% per annum and is convertible into the Company's common stock at a price of $1.90 per share. Since March 1998 the Company has been in default of certain covenants under the agreement, as amended, pursuant to which the Company issued the Series D Preferred Stock and Series E Preferred Stock, resulting in a dividend rate increase to 14% per annum. In addition, if the Company fails to pay dividends on six consecutive dividend payment dates, or the aggregate amount of unpaid dividends equals or exceeds $172.50 per share, then the Investor shall be entitled to nominate an additional director to the Company's board.

         The Company may redeem the Series E Convertible Preferred Stock at its option after June 1999 if an average trading price for the common stock equals or exceeds $9.50 per share or after June 2002, irrespective of the trading price. The Series E Preferred Stock redemption price per share is equal to the sum of $1,000, plus all accrued and unpaid dividends and interest on such unpaid dividends at an annual rate of 11.5% (increased to 14% as a result of the event of default). If the number of shares issuable upon conversion of the Series E Preferred Stock, when added to all other shares of common stock issued upon conversion of the Series E Preferred Stock and any shares of common stock issued or issuable upon the exercise of the warrants would exceed 1,906,692 shares of common stock (the "Issuable Maximum"), then the Company shall be obligated to effect the conversion of only such portion of the Series E Preferred Stock resulting in the issuance of shares of common stock up to the Issuable Maximum, and the remaining portion of the Series E Preferred Stock shall be redeemed by the Company for cash in accordance with the procedures set forth in the Certificate of Determination. In the event of mandatory redemption, when the number of shares exceeds the Issuable Maximum, the redemption price per share is equal to the redemption price under the optional redemption feature, plus the appreciation in the value of the Company's common stock and conversion price on the date of redemption.

         In connection with the issuance of the Series D Preferred Stock and Series E Preferred Stock, the Company agreed to grant warrants to purchase the following number of shares of its common stock if the Series

E Preferred Stock remains outstanding on each of the following dates: (i) on June 27, 2000 for 50,000 shares, at an exercise price of $7.00 per share (adjusted to $1.90), if the Series E Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2000; (ii) on June 27, 2001 for 50,000 shares, at an exercise price of $7.00 (adjusted to $1.90) per share, if the Series E Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2001; (iii) on July 17, 2002 for 250,000 shares, at an exercise price equal to the trading price per share on the issuance date of the warrant, if the Series E Preferred Stock has not been redeemed or converted in full on or prior to July 17, 2002; and (iv) on June 27, 2003 for 250,000 shares, at an exercise price equal to the trading price per share on the issuance date of the warrant, if the Series E Preferred Stock has not been redeemed or converted in full on or prior to June 27, 2003. Such warrants are exercisable over a five-year period from the date of grant. A value has not been ascribed to these contingent warrants. At such time that the warrants are no longer contingent, a value will be ascribed, if any. In connection with the debt (see Note 5) and Series D Convertible Preferred Stock issuance, the Company paid $120,000 to a director of the Company for his service related to the offering.

         Each share of Series E Preferred Stock is entitled to one vote on all matters submitted to the holders of the common stock. In the event of liquidation of the Company, the Series E Preferred Stockholders will receive in preference to the common stockholders an amount equal to $1,000 per share plus accrued but unpaid dividends and interest on all such dividends at an annual rate of 11.5% (increased to 14% as a result of the event of default). As of December 31, 1999 and 1998 accumulated unpaid dividends amounted to $770,000 and $350,000.

         In December 1999, Spescom acquired the Series E Preferred Stock and all accrued dividends (see Note 14). If the proposed transactions with Spescom (see
Note 14) are approved by the Company's shareholders and the other conditions to consummating the transaction are met the Series E Preferred Stock is expected to be exchanged for common stock.

NOTE 9- COMMON STOCK OPTIONS:

         At December 31, 1999, the Company had two stock-based compensation plans (the "Plans") which are described below. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. No compensation cost was recognized for its employee stock option grants, which were fixed in nature, as the options were granted at fair market value. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net loss and pro forma net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                            For the Year Ended December 31,
                                                  ----------------------------------------------------
                                                        1999              1998                1997
                                                        ----              ----                ----

Net loss used in computing net loss per share
     As reported                                  $  (5,478,000)    $  (8,800,000)      $  (8,615,000)
     Pro forma                                    $  (5,612,000)    $  (9,253,000)      $ (10,060,000)

Basic and diluted net loss per share
     As reported                                  $        (.50)    $        (.92)      $        (.90)
     Pro forma                                    $        (.51)    $        (.96)      $       (1.05)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                                            1999          1998          1997
                                                            ----          ----          ----
                          Dividend yield                     0%            0%            0%
                          Expected volatility               127%          112%          78%
                          Risk-free interest rate           6.4%          5.1%          6.4%
                          Expected lives (years)             5             5             5

         In April 1996, the Company adopted its 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan. In August 1998, the Shareholders approved an amendment to the Plan which increased from 625,000 to 925,000 the maximum number of shares of Common Stock that may be issued under the 1996 Plan. In October 1999, the maximum shares was again increased to 1,425,000. As of December 31, 1999, there are 1,365,250 remaining authorized shares subject to grants but unissued. Under the Company's 1987 Stock Option Plan, the maximum number of shares of Common Stock issued were 1,200,000 of which there are no remaining shares available for grant. There are 83,500 remaining authorized shares available for future grants, but unissued.

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

         Options granted to employees under the plans may be either incentive stock options or nonqualified options. Only nonqualified options may be granted to nonemployee directors.
The following tables summarizes information about employee stock options outstanding:

                                                           Year Ended December 31,
                                          ------------------------------------------------------------------------------------
                                                     1999                        1998                         1997
                                          -------------------------     ------------------------    --------------------------
                                                           Weighted                     Weighted                      Weighted
                                                           average                      average                       average
                                                           exercise                     exercise                      exercise
                                            Shares          Price         Shares          Price       Shares           Price
                                            ------          -----         ------          -----       ------           -----
Outstanding at beginning of year           836,750         $ 1.23        641,813         $ 5.43      445,212          $ 5.12
    Options granted                        658,000            .51        732,000            .41      532,751            5.80
    Options exercised                      (58,500)           .27           -                 -      (54,719)           3.52
    Options forfeited                     (266,000)          1.04       (537,063)          5.14     (281,431)           6.00
                                          ---------                     ---------                   ---------
Outstanding at end of year                1,170,250           .92        836,750           1.23      641,813            5.43
                                          =========                     =========                   =========

Options exercisable at end of year         443,250                       263,910                     276,887
Weighted average fair value of options
    granted during the year                  $.51                          $.43                       $4.02


         The following tables summarizes information about employee stock options outstanding at December 31, 1999:

                                                  Options Outstanding                              Options Exercisable
                             --------------------------------------------------------     -----------------------------------
                                  Number           Weighted average       Weighted             Number             Weighted
           Range of           outstanding at           remaining           average         exercisable at         average
        Exercise prices      December 31, 1999     contractual life    exercise price     December 31, 1999    exercise price
        ---------------      -----------------     ----------------    --------------     -----------------    --------------
         $.25 to $.25             272,000              8.70 years           $0.25               188,500             $0.25
         $.34 to $.50             226,250              9.29 years           $0.43                71,000             $0.43
         $.56 to $.75             564,500              9.44 years           $0.59                90,500             $0.63
        $3.38 to $5.00             55,000              1.78 years           $4.71                43,750             $4.63
        $5.94 to $7.88             52,500              4.23 years           $6.07                49,500             $6.04
                                ----------                                                      -------
         $.25 to $7.88          1,170,250              8.64 years           $0.92               443,250             $1.44
                                =========                                                       =======

NOTE 10- INCOME TAXES:

       Deferred tax assets and liabilities are comprised of the following:
                                                                  December 31,
                                                --------------------------------------------
                                                        1999                          1998
                                                        ----                          ----

Deferred tax assets:
     Net operating loss carryforwards                $18,740,000                 $16,655,000
     Research and development costs                      644,000                      959000
     Depreciation and amortization                       387,000                     197,000
     Inventory                                           591,000                     561,000
     Deferred revenue                                    901,000                   1,161,000
     Accruals                                            784,000                     168,000
     Credits                                           1,150,000                           -
     Other                                                83,000                     603,000
                                                ----------------             ---------------
         Total deferred tax assets                    23,280,000                  20,304,000
     Valuation allowance                             (23,280,000)                (20,304,000)
                                                ----------------             ---------------
Deferred taxes                                  $              -             $             -
                                                ================             ===============

         The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards which gives rise to uncertainty as to whether the net deferred tax asset is realizable.

         In connection with the acquisition of ASL, the Company acquired $926,000 in deferred tax assets of which $626,000 was provided as a valuation allowance. In June 1997, the $300,000 tax asset was realized. In the event that the remaining tax benefits acquired in the ASL acquisition are realized, such benefits will be used first to reduce any remaining goodwill and other intangible assets related to the acquisition. Once those assets are reduced to zero, the benefit will be included as a reduction of the Company's income tax provision.

         No income tax expense was recognized in 1999, 1998 or 1997 as the Company has net operating loss carryforwards of $52,717,000 and $8,294,000 for federal and state tax purposes, respectively, which expire over the years 2000 through 2019. Net operating losses acquired in another acquisition are limited to $8,000,000 offset against that entity's future taxable income, subject to an approximate $500,000 annual limitation. In addition, if certain substantial changes in the Company's ownership should occur, there would be a limitation on the amount of the consolidated net operating loss carryforwards and tax credits which can be utilized in any one year. The Company has investment and research activity credit carryforwards aggregating $1,150,000, which will substantially expire in the years 2000 through 2005.

         If the proposed share issuance to Spescom as approved by the Company's Board of Directors is approved by shareholders and consummated (see Note 14), Spescom would own approximately 66% of the voting control of the Company and, because Spescom would have acquired its entire majority interest in the Company within one year, this would constitute an "ownership change" under the Code. Thus, the Company's ability to use its NOL and credit carryforwards in future years would be delayed and, to the extent the carryforward amounts could not be fully utilized under the limitations discussed above within the carryforward periods, these carryforwards would be lost. Accordingly, if the Company generated net income in future years, the Company would be required to pay more Federal income taxes or to pay such taxes sooner than if the use of its NOL and credit carryforwards were not restricted.

NOTE 11- SEGMENT AND GEOGRAPHIC INFORMATION:

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

         The Company has one business segment which consists of the development and sale of a suite of client/server document management software products.

         Revenues for 1999, 1998 and 1997 by customer location are as follows:

                                                       1999             1998             1997
                                                       ----             ----             ----
             United States                        $ 6,030,000     $  7,977,000     $  9,922,000
             Europe, primarily United Kingdom         878,000        4,337,000        6,599,000
             Other International                      214,000          489,000        1,252,000
                                                  -----------     ------------     ------------
                                                  $ 7,122,000     $ 12,803,000     $ 17,773,000
                                                  ===========     ============     ============

         Information by geographic location for the years ended December 31, 1999, 1998 and 1997 follows:


                                                                       Corporate
                               United                                 Research &
                               States               Europe            Development         Consolidated
                               ------               ------            -----------         ------------

      1999
Net sales                  $  6,015,000         $  1,107,000         $          -         $  7,122,000
Operating loss               (1,559,000)             (36,000)          (3,136,000)          (4,731,000)
Identifiable assets           4,981,000                    -                    -            4,981,000


      1998
Net sales                  $  8,413,000         $  4,390,000                    -         $ 12,803,000
Operating loss               (3,133,000)          (2,312,000)        $ (2,314,000)          (7,759,000)
Identifiable assets           5,444,000            5,922,000                    -           11,366,000



      1997
Net sales                  $ 10,861,000         $  6,912,000                    -         $ 17,773,000
Operating loss               (1,726,000)          (2,494,000)        $ (4,155,000)          (8,375,000)
Identifiable assets           7,784,000            8,052,000                    -           15,836,000

         A majority of the Europe revenue, net sales and operating income (loss) and all of the Europe identifiable assets are attributable to the United Kingdom.

         Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

NOTE 12 - COMMITMENTS:

         The Company leases its principal facilities under a long-term operating lease which expires in March 2001 and includes rent escalations of approximately 4% per annum. The Company also has a long-term operating lease for another facility which the Company subleases that includes rent escalations not to exceed 4% in any year. The lease and sublease both expire in April 2001. The Company recognizes rental expense on a straight line basis over the term of the leases.

           The Company leases a facility in Florida under a lease which expires in March 2002. The Florida facility is subleased for an amount equal to the Company's future obligation under the lease.

Future minimum lease payments at December 31, 1999 under operating lease agreements, net of noncancellable sublease payments of approximately $280,000, are as follows:


         Year Ending December 31,
         ------------------------
             2000                           $   337,000
             2001                               103,000
             2002                                25,000
                                            -----------
         Total minimum lease payments       $   465,000
                                            ===========


         Rent expense under operating leases was $438,000, $441,000 and $717,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE 13 - LITIGATION

         On July 30, 1999, the United States District Court for the Southern District of California approved the settlement of certain securities class action lawsuits against the Company. The settlement provides for the dismissal and release of all claims in these cases in exchange for (a) payment of $2,500,000 by the Company's insurance carrier to the class of plaintiffs, (b) issuance by the Company of 2,304,271 shares of its common stock to the plaintiffs, which is equal to twenty percent of the sum of (i) the number of shares of common stock currently outstanding and (ii) the maximum number of shares issuable upon conversion of the Series E Preferred Stock, and (c) cooperation by the Company with plaintiffs' counsel by providing certain documents and information regarding the claims asserted in the class actions. The Company recorded expense of $1,128,000 in connection with this settlement in 1998 based on the average closing market price the week preceding the execution of the memorandum of understanding for the settlement times the number of shares of the Company's common stock to be issued in the settlement.

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

         In addition to the securities actions described above, the Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

NOTE 14 - SUBSEQUENT EVENT

         In December 1999, Spescom acquired the subordinated debt and Series E Preferred Stock in a separate transaction directly from the Investor (See notes 5 and 8). In January 2000, the Company's Board of Directors agreed to issue to Spescom 5,285,714 shares of common stock for $3,700,000 in cash, subject to approval by the Company's shareholders. In addition, the subordinated debt and Series E convertible preferred stock, along with related accrued interest and dividends, is to be converted at the rate of $0.70 per share into 9,528,096 shares of common stock.

         As part of the transaction, the Company will acquire for $200,000 all the rights to Spescom's EMS 2000 software, which is currently being integrated with the Altris eB-Registered Trademark- product. The Company has also agreed to transfer its remaining 40% share of ASL, with no remaining carrying value, to Spescom. If the proposed transaction is approved by the Company's shareholders, Spescom will have the right to nominate two directors to the Company's five member Board of Directors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


BOARD OF DIRECTORS

         The following table sets forth certain information concerning each current director of the Company along with information regarding Hilton Isaacman and Johan Leitner, affiliates of Spescom Limited ("Spescom") who would replace Messrs. McGovern and Atkinson on the Board if the Company's shareholders approve the proposed transactions with Spescom:

Name                                              Age          Position
---------------------------------------- ------------------- -----------------------------------
Roger H. Erickson.......................          43           Chief Executive Officer, Director

D. Ross Hamilton........................          61           Director

Larry D. Unruh..........................          48           Director

Michael J. McGovern.....................          71           Director(1)

Martin P. Atkinson......................          53           Director(1)

Hilton Isaacman.........................          46           Nominated Director(2)

Johan Leitner...........................          46           Nominated Director(2)

---------------
(1) Messrs. Atkinson and McGovern are expected to resign upon consummation of the transactions contemplated by the Stock Purchase Agreement with Spescom.

(2) To be appointed to the Board upon consummation of the transactions contemplated by the Stock Purchase Agreement with Spescom to fill the vacancies created by the anticipated resignations of Messrs.
         McGovern and Atkinson.

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

         MR. UNRUH has served as a Director of the Company since May 1988. He is a partner of Hein & Associates LLP, certified public accountants, and has been its Managing Tax Partner since 1982. Mr. Unruh currently serves as a director of Basin Exploration, Inc., an oil exploration and development company. Mr. Unruh received a B.S.B.A. degree in Accounting from the University of Denver in 1973.

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

         MR. ISAACMAN is currently the Director of Corporate Finance of Spescom. Mr. Isaacman previously served as Spescom's Financial Director from 1990 to 1998. Mr. Isaacman began his career with Spescom in 1988 as Financial Manager and has been a member of Spescom's Board of Directors since 1990. Mr. Isaacman received a certificate in accounting, tax and auditing from the University of Capetown in 1982.

         DR. LEITNER has held the position of Director of Strategic Business Development at Spescom since 1998. Dr. Leitner joined Spescom in 1981 and has served in various technical and operating capacities within Spescom, including Group Marketing Director from 1995 to 1997. Since 1987, Dr. Leitner has also served on the Board of Directors of Spescom. Dr. Leitner earned a BSc in Engineering in 1975 and a PhD in Electronic Signal Processing in 1979 from the University of Capetown.

         EXECUTIVE OFFICERS

         The following table and discussion set forth certain information with regard to the Company's current executive officers.

                 Name                           Age                                  Position
---------------------------------------- ------------------- -----------------------------------

Roger H. Erickson...................             43          Chief Executive Officer

Pierre de Wet.......................             36          Vice President, Operations

John W. Low.........................             42          Chief Financial Officer and Secretary

Mark C. Schneider...................             41          Vice President, Engineering

W. Alan Turner......................             48          Vice President, Marketing


         Biographical information for MR. ERICKSON is set forth above.

         MR. DE WET was appointed Vice President of Operations in September 1999. Previously, Mr. DeWet served as Director of Operations from April 1998 to September 1999 and Director of Projects from May 1997 to April 1998. Prior to joining Altris, Mr. DeWet was a Technical Marketing Manager at Paradigm System Technology from June 1995 to April 1997 where he was responsible for establishing relationships with technical partners in Europe and North America. From April 1991 to June 1995, Mr. DeWet was with PQ Africa, a division of Comparex Holdings. Mr. DeWet earned his B.S. from the University of Pretoria in 1989.

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

         MR. SCHNEIDER was appointed Vice President of Engineering in January 2000. He has held many positions since joining the Company in 1985 as an Electronic Design Engineer. From June 1999 to January 2000, Mr. Schneider served as acting Vice President of Engineering until his formal appointment. Previously, Mr. Schneider was Senior Software Engineer from 1998 to 1999 and Project Lead from 1996 to 1997. Prior to 1996, Mr. Schneider served as a Manager of Workstation Products and Software Engineer. Before joining the

Company, Mr. Schneider was an Electronic Design Engineer with Teledyne Electronics. Mr. Schneider earned a Bachelor of Science degree in Electrical Engineering from California State University, Northridge in 1981.

         MR. TURNER was appointed Vice President of Marketing in March of 1998. Since joining the Company, Mr. Turner served as Vice President of Channel Sales from 1997 to 1998 and as Business Development Director from 1993 to 1997. Previously, Mr. Turner was in the offshore oil industry, heading teams of engineers in product design, analysis and testing. Mr. Turner received a BSc degree in Mechanical Engineering from Heriot-Watt University, Edinburgh, Scotland in 1974, and received a postgraduate degree in Engineering Design from Loughborough University, England in 1977.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "EXCHANGE ACT") requires the Company's executive officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and 10% shareholders are required by the SEC to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the Company's review of the copies of such forms it has received and representations from certain reporting persons that they were not required to file a Form 5 for specified fiscal years, the Company believes that all of its executive officers, directors and greater than 10% shareholders have complied with all of the filing requirements applicable to them with respect to transactions during 1999, except that Form 3s were not timely filed for Mr. Turner and Mr. de Wet, though they have been subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS' COMPENSATION

         The following table sets forth certain information concerning the annual and long-term compensation for services rendered in all capacities to the Company for the three years ended December 31, 1999 of (i) the Company's Chief Executive Officer and (ii) the five other most highly compensated executive officers having compensation of $100,000 or more during 1999 (collectively, the "NAMED EXECUTIVE OFFICERS").

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                              --------------------------------------
                                                                                       Long-term
                                                                           Other      Compensation
                                                                           Annual        Awards--
                                                             Bonus      Compensation  Stock Options
         Name and Position           Year      Salary($)      ($)         ($)(1)       (# Shares)
----------------------------------- ------ --------------- ---------- --------------- -------------

Roger H. Erickson                    1999     $196,999(2)   $50,000           -         55,000
    Chief Executive Officer          1998      164,635         -        $131,215(3)     65,000
                                     1997      174,708        9,000           -           -

Steven D. Clark                      1999     $102,842         -              -           -
    Former Vice President --         1998      125,200         -        $ 14,067(7)     38,000
    Sales(5)                         1997      168,462      $25,000           -         40,000

Pierre de Wet                        1999     $112,692      $ 3,500           -         52,000
    Vice President --                1998      106,450         -              -         23,000
    Operations                       1997       54,596         -              -           -

John W. Low                          1999     $147,000(2)   $ 7,000           -         47,000
    Chief Financial Officer          1998      147,000         -        $100,245(4)     28,000
    and Secretary                    1997      149,639         -              -           -

Mark C. Schneider                    1999     $101,847         -              -         46,500
    Vice President --                1998       93,981         -              -           -
    Engineering(6)                   1997       82,580         -              -          2,000

Alan Turner                          1999     $112,465      $ 3,500           -         54,500
    Vice President --                1998      104,759         -              -         20,000
    Marketing                        1997      109,992       30,000           -           -

-----------
(1) Excludes compensation in the form of other personal benefits, which, other than as set forth in the table above, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each year.

(2) The 1999 salary for Mr. Erickson and Mr. Low includes $27,692 and $8,654, respectively, of which they voluntarily deferred payment until 2000 to assist the Company in managing its cash flow.

(3) This comprises (i) $105,843 relating to forgiveness of a promissory note that had been made by Mr. Erickson in favor of the Company in connection with his exercise of stock options that were due to expire and (ii) $25,372 in commissions paid in 1998 relating to Mr. Erickson's position as Vice President, Strategic Partners in 1997.

(4) This comprises (i) $70,562 relating to forgiveness of a promissory note that had been made by Mr. Low in favor of the Company in connection with his exercise of stock options that were due to expire and (ii) a $29,683 payment for accrued vacation.

(5) Mr. Clark resigned from the Company in August 1999. The bonus paid in 1997 related to services provided in 1996 as Director of U.S. Sales.

(6) Mr. Schneider was appointed an executive officer of the Company in January 2000. From June 1999 until his appointment, Mr. Schneider served as acting Vice President of Engineering.

(7)  These payments were for sales commissions.

OPTION GRANTS IN 1999

         Shown below is information concerning grants of options issued by the Company to the Named Executive Officers during 1999:

                              Number of    % of Total                                Potential Realizable Value
                             Securities     Options                                  At Assumed Annual Rates of
                             Underlying    Granted to     Exercise                    Stock Price Appreciation
                               Options    Employees in      Price      Expiration        for Option Term (2)
                                                                                     --------------------------
Name                        Granted(#)(1) Fiscal Year     ($/Share)       Date         5% ($)          10% ($)
-------------------------- -------------- ------------- ------------ -------------   ------------- ------------

Roger H. Erickson....         20,000(3)        3%           $0.75        5/10/09        $9,433         $23,906
                              35,000(4)        5%           $0.56       11/15/09       $12,370         $31,349

Steven D. Clark......                -          -               -              -             -               -

Pierre de Wet........         20,000(5)        3%           $0.50         8/5/09        $6,289         $15,937
                              32,000(4)        4%           $0.56       11/15/09       $11,310         $28,662

John W. Low..........         20,000(5)        3%           $0.50         8/5/09        $6,289         $15,937
                              27,000(4)        4%           $0.56       11/15/09        $9,543         $24,183

Mark C. Schneider....          6,000(6)        1%           $0.35        1/20/09        $1,321          $3,347
                               5,000(5)        1%           $0.50         8/5/09        $1,572          $3,984
                              35,500(4)        5%           $0.56       11/15/09       $12,547         $31,797

W. Alan Turner.......         20,000(5)        3%           $0.50         8/5/09        $6,289         $15,937
                              34,500(4)        5%           $0.56       11/15/09       $12,194         $30,901

----------------
(1) All options were granted with an exercise price equal to the closing sale price of the Common Stock as reported on the OTC Bulletin Board on the date of grant.
(2) The 5% and 10% assumed rates of appreciation are specified under the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of its Common Stock. The actual value, if any, which a Named Executive Officer may realize upon the exercise of stock options will be based upon the difference between the market price of the Common Stock on the date of exercise and the exercise price.
(3) Options were granted in May 1999. The options vest 25% 90 days from the date of grant and in additional annual installments of 25% commencing on the first anniversary of the date of grant.
(4) Options were granted in November 1999. The options vest 25% 90 days from the date of grant and in additional annual installments of 25% commencing on the first anniversary of the date of grant.
(5) Options were granted in August 1999. The options vest 25% 90 days from the date of grant and in additional annual installments of 25% commencing on the first anniversary of the date of grant.
(6) Options were granted in January 1999. The options vest 25% 90 days from the date of grant and in additional annual installments of 25% commencing on the first anniversary of the date of grant.

AGGREGATED OPTION EXERCISES IN 1999 AND 1999 YEAR-END OPTION VALUES

         The following table sets forth for the Named Executive Officers information with respect to unexercised options and year-end option values, in each case with respect to options to purchase shares of the Company's Common Stock. Other than Steven D. Clark, who acquired 30,000 shares upon the exercise of options and realized a value of $11,250 (based upon the market price of $0.625 per share on November 9, 1999, the date of exercise), the Named Executive Officers did not exercise any options in 1999.

                                                                                 Value of Unexercised
                                      Number of Unexercised Options              in-the-money Options
                                      Held as of December 31, 1999             at December 31, 1999(1)
                                    ---------------------------------      -------------------------------
              Name                  Exercisable       Nonexercisable       Exercisable      Nonexercisable
-------------------------------- ----------------- -------------------- ----------------- ----------------
Roger H. Erickson...............         62,500             57,500             $24,098           $ 6,158
Steven D. Clark.................              0                  0                   0                 0
Pierre De Wet...................         16,500             58,500             $ 4,972           $12,144
John W. Low.....................         64,000             46,000             $10,822           $ 7,854
Mark Schneider..................          5,250             44,750                $918           $ 8,105
W. Alan Turner..................         15,500             59,500             $ 4,833           $12,395

     ----------
     (1) Based on the closing sale price of the Common Stock on the OTC Bulletin Board on December 31, 1999 ($0.72 per share).

COMPENSATION OF DIRECTORS

         Each director, other than directors who are also employees of the Company or are precluded from accepting a fee by their employers, receives a $5,000 annual fee plus a $1,000 meeting fee for four paid meetings a year. In addition, each director is reimbursed for all reasonable expenses incurred in connection with attendance at such meetings. As a result of the Company's current cash constraints, the directors have agreed to the deferral of all annual and meeting fees until the Company's financial position improves. Directors who are employees of the Company are not compensated for serving as directors.

         Mr. Unruh, a director, provided consulting services to the Company in 1999 for which he received $5,244.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In 1999, the Compensation Committee of the Board of Directors was comprised of three members, Messrs. McGovern, Hamilton and Atkinson, none of whom is or was an employee or officer of the Company in 1999. No executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of any company in which Messrs. McGovern, Hamilton and Atkinson is an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT


         The following table sets forth information as to shares of the Common Stock beneficially owned as of February 14, 2000, on both an actual and a pro forma basis giving effect to the consummation of the proposed transactions with Spescom, by:

         - each of the five current directors and the two Spescom affiliates who would be appointed to the Board of Directors upon consummation of the transactions to replace Messrs. McGovern and Atkinson upon their resignation from the Board, as discussed below,

         - the Company's Chief Executive Officer and each of its other executive officers,

         -    all directors and executive officers as a group and

         - each person who, to the extent known to the Company, beneficially owns more than 5% of the outstanding shares of Common Stock.

         Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

                                                            Actual                            Pro Forma
                                                  -------------------------------  ------------------------------
                                                   Number of        Percent of        Number of        Percent of
Name                                              Shares (1)         Class (1)       Shares (1)        Class (1)
----                                              --------------- --------------- ---------------- --------------
Roger H. Erickson........................             132,250            1.0%           132,250              *
Pierre de Wet............................              24,500             *              24,500              *
John W. Low..............................             107,750             *             107,750              *
Mark C. Schneider........................              15,625             *              15,625              *
W. Alan Turner...........................              55,125             *              55,125              *
D. Ross Hamilton.........................             186,500            1.4%           186,500              *
Michael J. McGovern......................             353,251            2.7%           353,251             1.3%
Larry D. Unruh...........................              11,797             *              11,797              *
Martin P. Atkinson.......................               7,500             *               7,500              *
Hilton Isaacman(2).......................         5,529,952(3)          40.0%        18,542,381            65.7%
Johan Leitner(2).........................         5,529,952(3)          40.0%        18,542,381            65.7%
Spescom Limited..........................         5,529,952(3)          40.0%        18,542,381            65.7%
All directors and executive officers
   as a group (9 persons)................             894,298            6.7%           894,298             3.2%

-----------
* Less than one percent.

(1) Amounts and percentages include shares of Common Stock that may be acquired within 60 days of February 14, 2000 through the exercise of stock options as follows: 71,250 shares for Mr. Erickson, 24,500 shares for Mr. de Wet, 60,750 shares for Mr. Low, 15,625 shares for Mr. Schneider, 24,125 shares for Mr. Turner, 7,500 shares for Mr. McGovern, 7,500 shares for Mr. Unruh, 7,500 shares for Mr. Atkinson and 218,125 shares for all directors and executive officers as a group.
(2) As affiliates of Spescom, Messrs. Isaacman and Leitner could be deemed beneficial owners of the shares of Common Stock owned by Spescom Limited. However, Messrs. Isaacman and Leitner disclaim beneficial ownership of all such shares.
(3) Amount includes (i) 1,801,381 shares of Common Stock issuable upon conversion of Series E Convertible Preferred Stock having a conversion price of $1.90 per share and (ii) 300,000 shares of Common Stock issuable upon exercise of a warrant having an exercise price of $1.90 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Messrs. Isaacman and Leitner, who will become directors of the Company if the proposed transactions with Spescom are approved by the Company's shareholders, are affiliates of Spescom. As discussed above, the Company and Spescom concluded the May 1999 Transactions, whereby Spescom purchased 2,000,000 shares of the Company's common stock for $1.8 million. In addition, as part of the agreement, Spescom paid the Company an additional $1.0 million and invested $1.2 million directly into Altris U.K. for a 60% interest in Altris U.K. In conjunction with the agreement the Company contributed $400,000 to Altris U.K. and retained a 40% ownership interest in Altris U.K. The Company also applied $200,000 of the proceeds from the transaction to fund an escrow account which was to remain in effect until the second anniversary of the closing date for the purpose of securing any obligations owed by the Company to Spescom under the stock purchase agreement, including any liability the Company may have under its representations and warranties to Spescom in the agreement. The Company also recorded a deferred gain of $200,000 relating to the funds escrowed. In November 1999, Spescom released the $200,000 in escrow. The Company's deferred gain is being recognized over the warranty period. In 1999, the Company recorded a gain of $257,000, net of expenses on the transaction.

         Other terms of the transaction included that Spescom has the right to nominate one director to the Company's board of directors. In addition, the shares of stock representing the Company's 40% interest in Altris U.K. have been pledged to Spescom to secure the obligations of the Company to Spescom, such pledge not to extend beyond the second anniversary of the closing date.

         In addition, the Company entered into a distribution agreement with Altris U.K. which grants Altris U.K. exclusive distribution rights for the Company's products around the world excluding North and South America and the Caribbean. Under the distribution agreement, the exclusivity is contingent on Altris U.K. meeting certain minimum royalty commitments beginning in 2002. The agreement provides for a royalty to the Company on sales of the Company's products by Altris U.K. In 1999 royalties to the Company totaled $188,000. At December 31, 1999, the Company had a receivable from Altris U.K. in the amount of $44,000.

         As part of the May 1999 transaction with Spescom, the Company became Spescom's exclusive distributor of EMS 2000, Spescom's configuration management
(CM) product, in North and South America and the Caribbean. In 1999, the Company purchased software and services from Spescom totaling $146,000. At December 31, 1999 the Company had a payable to Spescom of $50,000.

         In addition, as discussed above, the Company borrowed $500,000 from Spescom in September 1999 under a loan which was convertible into Common Stock of the Company at Spescom's option on or before January 1, 2000 at $0.35 per share. The Company issued 1,428,571 shares of Common Stock to Spescom after Spescom elected to convert this loan.

         Spescom acquired from Finova Mezzanine Capital, Inc. the Company's 11.5% Subordinated Debenture (later adjusted to 12.0%) in the principal amount of $3,000,000 issued by the Company on June 27, 1997, 3,000 shares of the Series E Preferred Stock, and certain other securities and agreements, including a warrant agreement to purchase 300,000 shares of the Company's Common Stock at $1.90 per share (collectively, the "Finova Instruments"), for approximately $1.25 million plus the transaction costs, including legal fees of counsel for Finova Mezzanine Capital, Inc. The 9,528,096 shares of Common Stock in exchange for the Finova Instruments plus accrued dividends and interest as converted represents the face value of the Finova Instruments into Common Stock at a valuation of $0.70 per share, the same valuation applied for the issuance of 5,285,714 shares for $3,700,000 in cash.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS, SCHEDULES, AND EXHIBITS

     (1) FINANCIAL STATEMENTS:

          Consolidated Balance Sheet as of December 31, 1999 and 1998

          Consolidated Statement of Operations for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

          Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

          3.1* Registrant's Articles of Incorporation, as amended

          3.2* Registrant's Bylaws, as amended

          4.1* Specimen Certificate of Common Stock

          4.2* Specimen Certificate of Redeemable Common Stock Purchase Warrant

          4.3* Certificate of Determination of Series D Convertible Preferred Stock of the Company

          4.4*   11.5% Subordinated Debenture due June 27, 2002 in principal amount of $3,000,000 issued by the Altris Software, Inc. to Sirrom Capital Corporation, d/b/a/ Tandem Capital on June 27, 1997

          4.5* Certificate of Determination of Series E Convertible Preferred Stock of the Company

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

          10.7* Form of Indemnification Agreement with officers and directors

          10.8* Sublease Agreement dated August 31, 1992 between the Company and
                Unisys Corporation

          10.12* Standard Industrial Lease dated April 1, 1994 between the
                 Company and Utah State Retirement Fund, a common trust fund

          10.13* WCMA and Term Loan Agreement dated October 22, 1996 between
                 Altris Software, Inc. and Merrill Lynch Business Financial Services, Inc.

          10.14* Convertible Preferred Stock Purchase Agreement, dated as of
                 June 27, 1997, by and between the Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital

          10.15* Debenture Purchase Agreement, dated as of June 27, 1997, by and between Altris Software, Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital

          10.16* Registration Rights Agreement, dated as of June 27, 1997, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital

          10.17* First Amendment to Debenture Purchase Agreement, dated as of
                 November 1, 1998, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital

          10.18* First Amendment to Subordinated Debenture, dated as of November
                 1, 1998, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital

          10.19* Altris Software, Inc. Securities Litigation Memorandum of
                 Understanding, as of March 1999.

          10.20* Security Agreement, dated as of January 22, 1999, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital

          10.21* Agreement between Spescom Limited, Spescom CIT (Pty) Limited,
                 Altris Software, Inc., Altris International Limited, Altris Group Plc, and Altris Software Limited, dated May 7, 1999.

          10.22* First Amendment to Convertible Preferred Stock Purchase
                 Agreement dated, May 7, 1999, by and between the Company and Finova Mezzanine Capital, Inc.

          10.23* Second Amendment to Debenture Purchase Agreement dated, May 7,
                 1999, by and between the Company and Finova Mezzanine Capital, Inc.

          10.24* Second Amendment to Subordinated Debenture, dated May 7, 1999, by and between the Company and Finova Mezzanine Capital, Inc.

          10.25* Release Agreement, dated May 7, 1999, by and between the
                 Company and Finova Mezzanine Capital, Inc.

          10.26* Stock Purchase Agreement, dated January 14, 2000, by and between the Company and Spescom Limited

          21 Subsidiaries of Registrant

          23.1 Consent of Grant Thornton LLP

          23.2 Consent of PricewaterhouseCoopers LLP

          27 Requirements for the Format and Input of Financial Data Schedules

             (b) REPORTS ON FORM 8-K
                 -------------------
                 No Reports on Form 8-K have been filed during the last quarter of the period covered by this report.

----------

*Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on March 27, 2000.


                                             ALTRIS SOFTWARE, INC.

                                             By:  /s/Roger H. Erickson
                                                ---------------------------
                                                    Roger H. Erickson
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Roger H. Erickson                Director and Chief Executive                         March 27, 2000
---------------------------
Roger H. Erickson                    Officer (Principal Executive Officer)


/S/ JOHN W. LOW                      Chief Financial Officer and Secretary                March 27, 2000
---------------------------
John W. Low                          (Principal Financial and Accounting Officer)


/s/ Martin Atkinson                           Director                                    March 27, 2000
---------------------------
Martin Atkinson


/s/ D. Ross Hamilton                          Director                                    March 27, 2000
---------------------------
D. Ross Hamilton


/s/ Michael J. McGovern                       Director                                    March 27, 2000
---------------------------
Michael J. McGovern


/s/ Larry H. Unruh                            Director                                    March 27, 2000
---------------------------
Larry D. Unruh

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              ALTRIS SOFTWARE, INC.

===================================================================================================================
        Column A                      Column B             Column C                  Column D           Column E
-------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                    -----------------------------
                                                                    Charged to
           Description               Balance At      Charged to     Other                              Balance At
                                     Beginning       Costs and      Accounts -      Deductions -       End of
                                     of Period       Expenses       Describe        Describe           Period
-------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
   Deducted from asset accounts:
   Allowance for doubtful accounts  $    194,000    $   30,000                      $  (155,000)(a)    $    69,000
   Excess inventory reserve         $    651,000                                    $   269,000(b)     $   920,000
   Tax benefit reserve              $ 20,304,000                   $ (516,000)(c)                      $19,788,000

-------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
   Deducted from asset accounts:
   Allowance for doubtful accounts  $    285,000    $  133,000                      $  (224,000)(a)    $   194,000
   Excess inventory reserve         $    511,000    $  140,000                                         $   651,000
   Tax benefit reserve              $ 18,523,000                   $1,781,000(c)                       $20,304,000

-------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
   Deducted from asset accounts:
   Allowance for doubtful accounts  $    171,000    $  259,000                      $  (145,000)(a)    $   285,000
   Excess inventory reserve         $    552,000    $   50,000                      $   (91,000)(b)    $   511,000
   Tax benefit reserve              $ 17,262,000                   $1,261,000(c)                       $18,523,000
===================================================================================================================


(a) Amount written off
(b) Inventory scrapped or sold at less than cost
(c) Valuation allowance against benefit recorded