Form 10-Q
period 2000-03-31
ALTRIS SOFTWARE INC
filed 2000-05-15
CIK 813747

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2000


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

Number of shares of Common Stock outstanding at April 14, 2000: 13,121,234
                                                                ----------

Number of Sequentially Numbered Pages: 15

                              ALTRIS SOFTWARE, INC.

                                      INDEX


                                                                                              Page Number
                                                                                              -----------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements


                          Consolidated Balance Sheets                                              3


                          Consolidated Statements of Operations                                    4


                          Consolidated Statements of Cash Flows                                    5


                          Notes to the Condensed Consolidated Financial Statements                 6


         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                            10

PART II. OTHER INFORMATION                                                                        15

                                                       ALTRIS SOFTWARE, INC.

                                                    CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31, 2000    DECEMBER 31, 1999
                                                                                      --------------    -----------------
                                                                                                           (unaudited)
                                                           ASSETS
Current assets:
    Cash and cash equivalents                                                          $    213,000       $    142,000
    Receivables, net                                                                        260,000            355,000
    Other current assets                                                                     91,000             92,000
                                                                                       ------------       ------------
        Total current assets                                                                564,000            589,000

    Property and equipment, net                                                             390,000            436,000
    Computer software, net                                                                3,485,000          3,707,000
    Other assets                                                                            202,000            249,000
                                                                                       ------------       ------------
        Total assets                                                                   $  4,641,000       $  4,981,000
                                                                                       ============       ============

                                         LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                                   $  1,563,000       $  1,507,000
    Accrued liabilities                                                                   1,346,000          1,512,000
    Notes payable                                                                           777,000            574,000
    Deferred revenue                                                                      2,406,000          2,289,000
                                                                                       ------------       ------------
        Total current liabilities                                                         6,092,000          5,882,000
    Deferred revenue, long term portion                                                   1,402,000          1,542,000
    Other long term liabilities                                                           1,344,000          1,223,000
    Subordinated debt, net of discount                                                    2,737,000          2,708,000
                                                                                       ------------       ------------
        Total liabilities                                                                11,575,000         11,355,000
                                                                                       ------------       ------------

Mandatorily redeemable convertible preferred stock, $1,000 par value, 3,000 shares authorized; 3,000 shares issued and outstanding ($3,875,000 and
    $3,770,000 total liquidation preference, respectively)                                3,528,000          3,423,000

Shareholders' deficit:
    Common stock, no par value, 30,000,000 shares authorized;
        13,121,234 and 13,101,734 issued and outstanding,
        respectively                                                                     62,997,000         63,097,000
    Common stock warrants                                                                   718,000            718,000
    Accumulated deficit                                                                 (74,177,000)       (73,612,000)
                                                                                       ------------       ------------
        Total shareholders' deficit                                                     (10,462,000)        (9,797,000)
                                                                                       ------------       ------------
        Total liabilities and shareholders' deficit                                    $  4,641,000       $  4,981,000
                                                                                       ============       ============

  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the three months
                                                     Ended March 31,
                                             ----------------------------
                                                 2000            1999
                                             ------------    ------------
Revenues:
    Licenses                                 $    240,000    $    772,000
    Services and other                          1,427,000       1,613,000
                                             ------------    ------------
         Total revenue                          1,667,000       2,385,000

Cost of revenues:
    Licenses                                      277,000         305,000
    Services and other                            737,000       1,067,000
                                             ------------    ------------
         Total cost of revenues                 1,014,000       1,372,000
                                             ------------    ------------

Gross profit                                      653,000       1,013,000
                                             ------------    ------------

Operating expenses:
    Research and development                      415,000       1,011,000
    Marketing and sales                           316,000         765,000
    General and administrative                    341,000       1,447,000
                                             ------------    ------------
         Total operating expenses               1,072,000       3,223,000
                                             ------------    ------------

Loss from operations                             (419,000)     (2,210,000)

Interest and other income                           1,000           9,000
Interest and other expense                       (147,000)       (163,000)
                                             ------------    ------------

Net loss $                                       (565,000)   $ (2,364,000)
                                             ============    ============

Basic net loss per common share              $       (.05)   $       (.26)
                                             ============    ============

Diluted net loss per common share            $       (.05)   $       (.26)
                                             ============    ============

Shares used in computing basic and diluted
    net loss per common share                  13,122,000       9,615,000

  The accompanying condensed notes are an integral part of these consolidated financial statements

                              ALTRIS SOFTWARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             For the three months
                                                                 Ended March 31,
                                                          --------------------------
                                                              2000           1999
                                                          -----------    -----------
Cash flow from operating activities:
    Net loss                                              $  (567,000)   $(2,364,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                        316,000      1,085,000
         Changes in assets and liabilities:
           Receivables, net                                    95,000        633,000
           Inventory                                             --            2,000
           Other assets                                        40,000         51,000
           Accounts payable                                    56,000        142,000
           Accrued liabilities                               (166,000)       161,000
           Deferred revenue                                   (23,000)       269,000
           Other long term liabilities                        121,000       (101,000)
                                                          -----------    -----------
Net cash used in operating activities                        (128,000)      (122,000)
                                                          -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment                        (9,000)          --
                                                          -----------    -----------
Net cash used in investing activities                          (9,000)          --

Cash flows from financing activities:
    Borrowings under revolving loan and bank agreements       225,000          8,000
    Repayments of revolving loan and bank agreements          (22,000)      (100,000)
    Net proceeds from exercise of stock options                 5,000           --
                                                          -----------    -----------
Net cash provided by (used in) financing activities           208,000        (92,000)
                                                          -----------    -----------

Effect of exchange rate changes on cash                          --           75,000

Net increase (decrease) in cash and cash equivalents           71,000       (139,000)

Cash and cash equivalents at beginning of period              142,000        530,000
                                                          -----------    -----------

Cash and cash equivalents at end of period                $   213,000    $   391,000
                                                          ===========    ===========

Supplemental cash flow information:
    Interest paid during the period                       $    99,000    $   108,000
                                                          ===========    ===========

Accretion of dividends on mandatorily
    redeemable convertible preferred stock                $   105,000    $   105,000
                                                          ===========    ===========

  The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - LIQUIDITY AND CAPITAL RESOURCES

         Altris Software, Inc. (the Company) has suffered recurring losses and has an accumulated deficit of $74,177,000, a working capital deficit of $5,528,000 and a deficit in shareholders' equity of $10,462,000 as of March 31, 2000, which raise substantial doubt about the Company's ability to continue as a going concern. To address these financial concerns, in April 2000, the Company completed a transaction with Spescom Ltd., a South African company which owns 26% of the Company. Under the terms of the transaction the Company converted the subordinated debt of $3,000,000 and preferred stock of $3,000,000 owned by Spescom, along with accrued interest and dividends into 9,528,096 shares of common stock. In addition, Spescom purchased 5,258,714 shares of common stock for $3,700,000 in cash. (See note 10). Management believes that such additional cash infusion is adequate to meet its short-term needs for working capital.

NOTE 2 - BASIS OF PRESENTATION

         The information contained in the following Condensed Notes to the Financial Statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company's 1999 Annual Report to Shareholders. It should be understood that the accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

         The accompanying balance sheet of the Company as of March 31, 2000 and the consolidated statement of operations and of cash flows for the three month periods ended March 31, 2000 and 1999 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

         The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.


NOTE 3 - SPESCOM AND RELATED PARTIES

         In May 1999, the Company completed a transaction with Spescom, whereby Spescom invested $1,800,000 for 2,000,000 shares of the Company's common stock. In addition, as part of the transaction, Spescom paid the Company an additional $1,000,000 and invested $1,200,000 directly into the Company's United Kingdom subsidiary, Altris Software Ltd. ("ASL") for a 60% ownership interest in ASL. In conjunction with the transaction, the Company contributed $400,000 into ASL and retained a 40% interest in ASL. As of March 31, 2000 the Company has deferred $125,000 of the proceeds for potential warranty claims.

         Other terms of the transaction included Spescom's right to nominate one director for election to the Company's board of directors. In addition, the shares of stock representing the Company's 40% interest in ASL have been pledged to Spescom to secure the obligations of the Company to Spescom, such pledge not to extend beyond the second anniversary of the closing date.

         In addition, the Company entered into a distribution agreement with ASL which grants ASL exclusive distribution rights for the Company's products around the world, excluding North and South America and the Caribbean. Under this distribution agreement, this exclusivity is contingent upon ASL meeting certain minimum royalty commitments beginning in 2002. The agreement provides for a royalty to the Company on sales of the

Company's products by ASL and at March 31, 2000 royalties to the Company totaled $80,000. The Company had a receivable from ASL in the amount of $18,000 at March 31, 2000.

         Also as part of the May 1999 transaction, the Company became Spescom's exclusive distributor of EMS 2000, Spescom's configuration management (CM) product, in North and South America and the Caribbean. At March 31, 2000 the Company had an accounts payable to Spescom of $95,000.

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

         In December 1999, Spescom acquired the subordinated debt and Series E Preferred Stock in a separate transaction directly from the Investor (See Note
6). In January 2000, the Company's Board of Directors agreed to issue to Spescom 5,285,714 shares of common stock for $3,700,000 in cash, subject to approval by the Company's shareholders. In addition, the subordinated debt and Series E convertible preferred stock, along with related accrued interest and dividends, was to be converted at the rate of $0.70 per share into 9,528,096 shares of common stock. As part of the transaction, the Company will acquire for $200,000 all the rights to Spescom's EMS 2000 software, which is currently being integrated with the Altris eB(R) product. The Company has also agreed tO transfer its remaining 40% share of ASL, with no remaining carrying value, to Spescom. In April 2000 this transaction was completed (See Note 10).

NOTE 4 - RECEIVABLES

                                                   March 31, 2000  December 31, 1999
                                                   --------------  -----------------
Billed receivables                                   $ 292,000        $ 424,000
Unbilled receivables                                    37,000             --
Less allowance for doubtful accounts                   (69,000)         (69,000)
                                                     ---------        ---------
                                                     $ 260,000        $ 355,000
                                                     =========        =========

NOTE 5 - INVENTORY

         Inventory consists of parts, supplies, and subassemblies primarily used in maintenance contracts which service the Company's hardware products sold in prior years. Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of both March 31, 2000 and December 31, 1999, the Company has fully reserved the carrying amount of inventory.

NOTE 6 - NOTES PAYABLE AND SUBORDINATED DEBT

Notes payable and subordinated debt consist of the following:

                                                    March 31, 2000 December 31, 1999
                                                    -------------- -----------------
Revolving loans                                        $  450,000     $  474,000
Short term loan                                           327,000        100,000
                                                       ----------     ----------
                                                          777,000        574,000
Subordinated debt, less discount of $263,000
  and $292,000 respectively                             2,737,000      2,708,000
                                                       ----------     ----------
                                                       $3,514,000     $3,282,000
                                                       ==========     ==========

         The Company has a revolving loan and security agreement, which provides for borrowings of up to $1,000,000. The maximum credit available under the facility declines by $200,000 each year beginning in March 1997. The loan is payable in monthly installments of $16,667 plus interest equal to the 30-day Commercial Paper Rate plus 2.95% (9.00% December 31, 1999). At March 31, 2000, $450,000 was outstanding under the agreement with no additional funds available. Total borrowings under the revolving loan and security agreement are collateralized by the Company's assets. The revolving loan and security agreement contains certain restrictive covenants, including the maintenance of a minimum ratio of debt to tangible net worth, for which the Company was in violation at December 31, 1999. The Company obtained a waiver of such violations through March 15, 2000. In May 1999, in order to obtain the consent for the Spescom transaction from the lender, the Company agreed to reduce the principal balance of the combined facilities by a total of $150,000 on or before June 30, 1999. The Company has not made the payment and is in violation of the agreement. In April 2000 as part of the transaction with Spescom, this credit facility was paid off (See Note 10).

         In November 1999, the Company received a short-term loan of $100,000 from Spescom with interest at 10%. In February 2000, the Company received an additional short term loan of $225,000 from Spescom with interest at 12%. In April 2000 as part of the transaction with Spescom, both loans were paid off (See Note 10).


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

                                                             For the three months
                                                                Ended March 31,
                                                        ----------------------------
                                                            2000            1999
                                                        ------------    ------------
Net Loss Used:
     Net loss                                           $   (565,000)   $ (2,364,000)
     Accretion of dividends on mandatorily
         redeemable convertible preferred stock             (105,000)       (105,000)
                                                        ------------    ------------
     Net loss used in computing basic and diluted net
     loss per share                                     $   (670,000)   $ (2,469,000)
                                                        ============    ============
Shares Used:
     Weighted average common shares outstanding
     used in computing basic and diluted net loss
     per common share                                     13,122,000       9,615,000
                                                        ============    ============


NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has one business segment which consists of the development and sale of a suite of client/server document management software products.

         Revenues for March 31, 2000 and 1999 by customer location are as follows:

                                                          March 31, 2000    March 31, 1999
                                                          --------------    --------------
                  United States                              $1,576,000        $1,615,000
                  Europe, primarily United Kingdom               87,000           690,000
                  Other International                             4,000            80,000
                                                             ----------        ----------
                                                             $1,667,000        $2,385,000
                                                             ==========        ==========


NOTE 9 - LITIGATION

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

NOTE 10 - SUBSEQUENT EVENT

         On April 14, 2000, a special meeting of shareholders was held at the Company's headquarters. At this meeting, the shareholders approved a proposal to amend the Company's Article's of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 40,000,000 shares. The shareholders also approved a proposed Stock Purchase agreement with Spescom for the conversion of the subordinated debt of $3,000,000 and preferred stock of $3,000,000, along with accrued interest and dividends, into 9,528,096 shares of common stock and the issuance of 5,258,714 shares for $3,700,000. On April 21, 2000, the Stock Purchase agreement transaction was completed. As part of the transaction the short term loans totaling $327,000 and revolving loans of $450,000 were all repaid at this time. In addition, the Company acquired all rights to Spescom's EMS 2000 software, a configuration management product.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

       THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED
                                MARCH 31, 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Revenues

         Revenues for the quarter ended March 31, 2000 were $1,667,000 compared to $2,385,000 for the quarter ended March 31, 1999.

         For the quarter ended March 31, 2000 revenues consisted of $240,000 (14%) in software licenses and $1,427,000 (86%) related to services and other revenue. This compares to software license revenues of $772,000 (32%) and services and other revenue of $1,613,000 (68%) for the quarter ended March 31, 2000.

         For the quarter ended March 31, 2000, software license revenues decreased from the comparable period in the prior year by $532,000, while revenues generated from services decreased by $186,000. This reduction is attributable in part to excluding ASL operations as of April 1, 1999, from the consolidated results as a result of the Spescom transaction (see Note 3). Additionally, management believes that although the Company's Altris EB product reached general availability in the second half of 1999, the timing between order received and revenue recognition has been extended from shipment to when acceptance has occurred since a historical record has not yet been demonstrated that acceptance is perfunctory. In addition, management believes new orders have been negatively impacted by customers' uncertainty regarding the financial condition of the Company. Management also believes that purchasing patterns of customers and potential customers was affected by Year 2000 issues, with many companies expending significant resources to correct their software systems for Year 2000 compliance. Management believes that these expenditures have reduced funds available to purchase software products such as those offered by the Company.

         A small number of customers have typically accounted for a large percentage of the Company's annual revenue, although no customer accounted for more than 10% of total revenue for the quarter ended March 31, 2000. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.


Cost of Revenues

         Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. Gross profit as a percentage of license revenues was a loss of 15% for the quarter ended March 31, 2000 compared to 60% for the quarter ended March 31, 1999. The decrease in the gross profit margin from licenses was due principally to revenues decreasing while amortization of software development costs remained fixed.

         Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware, services and maintenance. Gross profit as a percentage of services and other revenue was 48%, for the quarter ended March 31, 2000 compared to 34% for the quarter ended March 31, 1999. The increase in gross profit as a percentage of services and other revenues for the comparable period is due to the Company reducing personnel related costs associated with services. Additionally, commencing as of April 1, 1999, cost of services has not included ASL's cost of services.

         The Company's software and services are sold at a significantly higher margin than third party products and services which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace for such third party products. Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware.

Operating Expenses

         Research and development expense for the quarter ended March 31, 2000 was $415,000, as compared to $1,011,000 for the same period in the prior year. The decrease in research and development for the quarter ended March 31, 2000 was primarily attributed to the exclusion of ASL research and development expenses as of April 1, 1999. In addition, the Company has reduced the expenditures associated with outside development groups.

         Marketing and sales expense for the quater ended March 31, 2000 was $316,000 as compared to $765,000 for the same period in the prior year. The decrease is primarily due to lower personnel and associated costs. In addition, as a result of the delay in releasing Altris EB, the Company reduced marketing and promotional costs. Commencing April 1, 1999, marketing and sales expense has not included ASL's expenses.

         General and administrative expense was $341,000 for the quarter ended March 31, 2000 as compared to $1,447,000 for the same period in the prior year. The decrease in the general and administrative expense in the first quarter is due primarily to excluding ASL general and administrative expense since April 1, 1999. The exclusion of ASL also reduced the amount of goodwill amortization by $660,000 for the quarter ended March 31, 2000 compared to the same period in the prior year. In addition, with the settlement of the securities class action lawsuits against the Company, legal fees have been reduced.

         Interest and other income was $1,000 for the quarter ended March 31, 2000 as compared to $9,000 for the same period a year ago. The decrease in the quarter total is primarily due to lower cash balances in 2000 versus 1999.

         Interest and other expense was $147,000 for the quarter ended March 31, 2000 versus $163,000 for the same period in the prior year. The decrease was due to a lower debt balance in 2000 versus the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company's cash and cash equivalents totaled $213,000 as compared to $142,000 at December 31, 1999, and its current ratio was
 .09 to 1. The Company has one revolving credit facilities. At March 31, 2000, $450,000 was outstanding on the revolving loan agreements with no additional funds available under the facilities.

         For the period ended March 31, 2000, cash used in operating activities and investing activities totaled $128,000 and $9,000 respectively, while cash provided by financing activities totaled $208,000. Cash provided by financing activities was from net borrowings from Spescom.

         In 1999 and the first quarter of 2000, the Company experienced a reduction in incoming orders. The Company's ability to continue operations is dependent upon the generation of new system sales of Altris eB(TM) in the near term, which cannot be assured, along with raising additional cash through a debt or equity offering. To address these financial concerns in April 2000 the Company completed a tranasaction with Spescom whereby the subordinated debt of $3,000,000 and preferred stock of $3,000,000 owned by Spescom, along with accrued interest and dividends was converted into 9,528,096 shares of common stock. In addition, Spescom purchased 5,258,714 shares of common stock for $3,700,000 in cash. (See Note 10 to the Consolidated Finacial Statements). Management believes that such additional cash infusion is adequate to meet its short-term needs for working capital.


Net Operating Loss Tax Carryforwards

         As of December 31, 1999, the Company had a net operating loss carryforward ("NOL") for federal and state income tax purposes of $52,717,000 and $8,294,000, respectively which expires over the years 2000 through 2019. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $1,150,000, which will substantially expire in the years 2000 through 2005. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 to 20 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes.

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

         In April 2000, the Company completed a share issuance to Spescom whereby Spescom owns approximately 66% of the voting control of the Company. Since Spescom has now acquired its entire majority interest in the Company within one year, this would constitute an "ownership change" under the Code. Thus, the Company's ability to use its NOL and credit carryforwards in future years will be delayed and, to the extent the carryforward amounts could not be fully utilized under the limitations discussed above within the carryforward periods, these carryforwards would be lost. Accordingly, if the Company generates net income in future years, the Company will be required to pay more Federal income taxes or to pay such taxes sooner than if the use of its NOL and credit carryforwards were not restricted.

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

Foreign Currency

        The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. For the quarter ended March 31, 2000, revenue from the United States, Europe and other locations in the world were 95%, 4% and 1%, respectively. This compares to 68%, 29% and 3%, respectively, for the same period in 1999. The increase in revenue from the United States is due to the sale of ASL. The revenue from Europe is now taken through royalties (see Note 3). The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

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


ITEM 5 - SUBSEQUENT EVENT:

         On April 14, 2000, a special meeting of shareholders was held at the Company's headquarters. At this meeting, the shareholders approved a proposal to amend the Company's Article's of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 40,000,000 shares. The shareholders also approved a proposed Stock Purchase agreement with Spescom for the conversion of the subordinated debt of $3,000,000 and preferred stock of $3,000,000, along with accrued interest and dividends, into 9,528,096 shares of common stock and the issuance of 5,258,714 shares for $3,700,000. On April 21, 2000, the Stock Purchase agreement transaction was completed. As part of the transaction the short term loans totaling $327,000 and revolving loans of $450,000 were all repaid at this time. In addition, the Company acquired all rights to Spescom's EMS 2000 software, a configuration management product.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      None

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALTRIS SOFTWARE, INC.




                                       By:    /s/ John W. Low
                                           ---------------------------
                                                John W. Low
                                                Chief Financial Officer




                                       Dated:     May 15, 2000
                                              ------------------------