Form 10-Q
period 2000-06-30
ALTRIS SOFTWARE INC
filed 2000-08-14
CIK 813747

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 2000


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


                                    YES  X  NO
                                        ---    ---

Number of shares of Common Stock outstanding at July 31, 2000:   30,280,065
                                                               --------------

Number of Sequentially Numbered Pages: 15

                                               ALTRIS SOFTWARE, INC.

                                                       INDEX



                                                                        PAGE NUMBER
                                                                        -----------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements


                Consolidated Balance Sheets                                  3


                Consolidated Statements of Operations                        4


                Consolidated Statements of Cash Flows                        5


                Condensed Notes to the Consolidated Financial Statements     6


     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      11



PART II. OTHER INFORMATION                                                  16

                              ALTRIS SOFTWARE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,2000  December 31, 1999
                                                                             ------------  -----------------
                                                                             (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                                 $  2,023,000    $    142,000
   Receivables, net                                                               490,000         355,000
   Other current assets                                                            94,000          92,000
                                                                             ------------    ------------
      Total current assets                                                      2,607,000         589,000

Property and equipment, net                                                       363,000         436,000
Computer software, net                                                          3,449,000       3,707,000
Other assets                                                                       24,000         249,000
                                                                             ------------    ------------
      Total assets                                                           $  6,443,000    $  4,981,000
                                                                             ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                          $  1,237,000    $  1,507,000
   Accrued liabilities                                                          1,413,000       1,512,000
   Notes payable                                                                     --           574,000
   Deferred revenue                                                             2,309,000       2,289,000
                                                                             ------------    ------------
      Total current liabilities                                                 4,959,000       5,882,000

Deferred revenue, long term portion                                             1,262,000       1,542,000
Other long term liabilities                                                          --         1,223,000
Subordinated debt, net of discount                                                   --         2,708,000
                                                                             ------------    ------------
      Total liabilities                                                         6,221,000      11,355,000
                                                                             ------------    ------------

Commitments and contingencies                                                        --              --

Mandatorily redeemable convertible preferred stock, $1,000 par value 3,000 shares authorized; 3,000 shares issued and
   outstanding at December 31, 1999                                                  --         3,423,000

Shareholders' equity (deficit):
   Common stock, no par value, 40,000,000 shares authorized;
      30,253,065 and 13,101,734 issued and outstanding, respectively           74,021,000      63,097,000
   Common stock warrants                                                          718,000         718,000
   Accumulated deficit                                                        (74,517,000)    (73,612,000)
                                                                             ------------    ------------
      Total shareholders' equity (deficit)                                        222,000      (9,797,000)
                                                                             ------------    ------------
           Total liabilities and shareholders' equity (deficit)              $  6,443,000    $  4,981,000
                                                                             ============    ============


     The accompanying condensed notes are an integral part of these consolidated financial statements.

                                               ALTRIS SOFTWARE, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                            For the three months             For the six months
                                                ended June 30,                  ended June 30,
                                        ----------------------------    ----------------------------
                                             2000            1999            2000            1999
                                             ----            ----            ----            ----
Revenues:
    Licenses                            $    440,000    $    382,000    $    680,000    $  1,154,000
    Services and other                     1,246,000       1,140,000       2,673,000       2,753,000
                                        ------------    ------------    ------------    ------------
         Total revenues                    1,686,000       1,522,000       3,353,000       3,907,000
                                        ------------    ------------    ------------    ------------

Cost of revenues:
    Licenses                                 273,000         285,000         550,000         590,000
    Services and other                       695,000         735,000       1,432,000       1,802,000
                                        ------------    ------------    ------------    ------------
         Total cost of revenues              968,000       1,020,000       1,982,000       2,392,000
                                        ------------    ------------    ------------    ------------

Gross profit                                 718,000         502,000       1,371,000       1,515,000
                                        ------------    ------------    ------------    ------------


Operating expenses:
    Research and development                 461,000         837,000         876,000       1,848,000
    Marketing and sales                      402,000         397,000         718,000       1,162,000
    General and administrative               160,000         443,000         501,000       1,890,000
                                        ------------    ------------    ------------    ------------
         Total operating expenses          1,023,000       1,677,000       2,095,000       4,900,000
                                        ------------    ------------    ------------    ------------

Loss from operations                        (305,000)     (1,175,000)       (724,000)     (3,385,000)

Interest and other income                     23,000         186,000          24,000         195,000
Interest and other expense                   (58,000)       (149,000)       (205,000)       (312,000)
                                        ------------    ------------    ------------    ------------

Net loss                                $ (340,000) $     (1,138,000)   $   (905,000)   $ (3,502,000)
                                        ============    ============    ============    ============

Basic net loss per common share         $       (.01)   $       (.11)   $       (.05)   $       (.32)
                                        ============    ============    ============    ============
Diluted net loss per common share       $       (.01)   $       (.11)   $       (.05)   $       (.32)
                                        ============    ============    ============    ============

Shares used in computing basic and
    diluted net loss per common share     24,812,000      11,616,000      18,968,000      11,616,000

     The accompanying condensed notes are an integral part of these consolidated financial statements.

                                               ALTRIS SOFTWARE, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                            For the six months
                                                               ended June 30,
                                                       --------------------------
                                                            2000           1999
                                                            ----           ----
Cash flow from operating activities:
    Net loss                                           $  (905,000)   $(3,502,000)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                   573,000      1,547,000
           Gain on sale of interest in ASL                    --         (182,000)
           Change in warrant exercise price                   --           65,000
           Warrants issued to consultant                      --           27,000
           Changes in assets and liabilities:
               Receivables, net                           (135,000)       309,000
               Inventory                                      --          116,000
               Other assets                                223,000         38,000
               Accounts payable                           (270,000)      (432,000)
               Accrued liabilities                         (99,000)       338,000
               Deferred revenue                           (260,000)      (134,000)
               Other long term liabilities                 (64,000)      (110,000)
                                                       -----------    -----------
Net cash used in operating activities                     (937,000)    (1,920,000)
                                                       -----------    -----------

Cash flows from investing activities:
    Purchases of property and equipment                    (31,000)       (11,000)
    Purchases of software                                 (211,000)          --
    Net proceeds from sale of interest in ASL                 --          205,000
                                                       -----------    -----------
Net cash provided by (used in) investing activities       (242,000)       194,000
                                                       -----------    -----------

Cash flows from financing activities:
    Repayments under notes payable                        (894,000)      (193,000)
    Proceeds from note payable                             225,000           --
    Proceeds from issuance of common stock               3,700,000      1,800,000
    Proceeds from exercise of stock options                 29,000          1,000
                                                       -----------    -----------
Net cash provided by financing activities                3,060,000      1,608,000
                                                       -----------    -----------
Effect of exchange rate changes on cash                       --           10,000
                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents     1,881,000       (108,000)
Cash and cash equivalents at beginning of period           142,000        530,000
                                                       -----------    -----------
Cash and cash equivalents at end of period             $ 2,023,000    $   422,000
                                                       ===========    ===========
Supplemental cash flow information:
    Interest paid                                      $   141,000    $   213,000
                                                       ===========    ===========
Schedule of noncash financing activities:
    Accretion of dividends on mandatorily redeemable
     convertible preferred stock                       $   133,000    $   210,000
                                                       ===========    ===========
    Settlement of liability from shareholder suit      $ 1,128,000    $      --
                                                       ===========    ===========
    Conversion of preferred stock to common stock      $ 3,423,000    $      --
                                                       ===========    ===========
    Conversion of subordinated debt to common stock    $ 2,708,000    $      --
                                                       ===========    ===========

     The accompanying condensed notes are an integral part of these consolidated financial statements.

                              ALTRIS SOFTWARE, INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1 - BASIS OF PRESENTATION

         The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Form 10-K for the year ended December 31, 1999. It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

         The accompanying consolidated balance sheet of the Company as of June 30, 2000 and the consolidated statements of operations and of cash flows for the six month periods ended June 30, 2000 and 1999 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the Effective Date of the FASB Statement No.
133," for fiscal 2001.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on the financial position or results of the operations of the Company.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the financial statements. Management does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

NOTE 3 - SPESCOM TRANSACTION AND RELATED PARTIES

         In May 1999, the Company completed a transaction with Spescom Ltd. ("Spescom"), whereby Spescom invested $1,800,000 for 2,000,000 shares of the Company's common stock. In addition, as part of the transaction, Spescom paid the Company an additional $1,000,000 and invested $1,200,000 directly into the Company's former United Kingdom subsidiary, Altris Software Ltd. ("ASL") for a 60% ownership interest in ASL. In conjunction with the transaction, the Company contributed $400,000 into ASL and retained a 40% interest in ASL. As of June 30, 2000 the Company has deferred $125,000 of the proceeds for potential warranty claims.

         In addition, the Company entered into a distribution agreement with ASL which grants ASL exclusive distribution rights for the Company's products around the world, excluding North and South America and the Caribbean. Under this distribution agreement, this exclusivity is contingent upon ASL meeting certain minimum royalty commitments beginning in 2002. The agreement provides for a royalty to the Company on sales of the Company's products by ASL. For the three and six months ended June 30, 2000 royalties to the Company totaled $112,000 and $193,000, respectively. The Company had a receivable from ASL in the amount of $46,000 at June 30, 2000.

         In April 2000, the Company completed another transaction with Spescom to issue 5,285,714 shares of common stock for $3,700,000 in cash. In addition, the subordinated debt and preferred stock, along with related accrued interest and dividends, was converted at the rate of $0.70 per share into 9,528,096 shares of common stock. As part of the transaction, the Company acquired for $200,000 all the rights to Spescom's EMS 2000 software, a configuration management product. The Company has also transferred its remaining 40% share of ASL, with no remaining carrying value, to Spescom. As a requirement of the transaction the Company's short term loans totaling $327,000 and its revolving loans of $450,000 were repaid. As of June 30, 2000, the Company has a liability of $165,000 to Spescom.

NOTE 4 - RECEIVABLES

         Receivables consist of the following:

                                                       June 30, 2000                     December 31, 1999
                                                       -------------                     -----------------
                                                       (Unaudited)

         Billed receivables                          $        487,000                   $        424,000
         Unbilled receivables                                  71,000                                  -
         Less allowance for doubtful accounts                 (68,000)                           (69,000)
                                                     ----------------                   ----------------
                                                     $        490,000                   $        355,000
                                                     ================                   ================

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

                                                         For the three months            For the six months
                                                             ended June 30,                 ended June 30,
                                                    ----------------------------    ----------------------------
                                                         2000           1999            2000            1999
                                                         ----           ----            ----            ----
Net Loss Used:
     Net loss                                       $   (340,000)   $ (1,138,000)   $   (905,000)   $ (3,502,000)
     Accretion of dividends on mandatorily
         redeemable convertible preferred stock          (28,000)       (105,000)       (133,000)       (210,000)
                                                    ------------    ------------    ------------    ------------
     Net loss used in computing basic and
     diluted net loss per share                     $   (368,000)   $ (1,243,000)   $ (1,038,000)   $ (3,712,000)
                                                    ============    ============    ============    ============

Shares Used:
     Weighted average common shares outstanding
     used in computing basic and diluted net loss
     per common share                                 24,812,000      11,616,000      18,968,000      11,616,000
                                                    ============    ============    ============    ============

NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION

         The Company has one business segment which consists of the development and sale of a suite of client/server document management software products.

         Revenues for the three and six months ended June 30, 2000 and 1999 by customer location are as follows:

                                               For the three months      For the six months
                                                  ended June 30,            ended June 30,
                                             -----------------------   -----------------------
                                                2000         1999         2000         1999
                                                ----         ----         ----         ----
          United States                      $1,551,000   $1,442,000   $3,127,000   $3,057,000
          Europe, primarily United Kingdom      124,000       53,000      211,000      743,000
          Other International                    11,000       27,000       15,000      107,000
                                             ----------   ----------   ----------   ----------
                                             $1,686,000   $1,522,000   $3,353,000   $3,907,000
                                             ==========   ==========   ==========   ==========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1999.

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

Revenues

         Revenues for the three and six months ended June 30, 2000 were $1,686,000 and $3,353,000, respectively, as compared to $1,522,000 and
$3,907,000 for the three and six months ended June 30, 1999.

         For the three months ended June 30, 2000 revenues consisted of $440,000 (26%) in software licenses and $1,246,000 (74%) related to services and other revenue. This compares to software license revenues of $382,000 (25%) and services and other revenue of $1,140,000 (75%) for the three months ended June 30, 1999. For the six months ended June 30, 2000 revenues consisted of $680,000 (20%) in software licenses and $2,673,000 (80%) related to services and other revenues. This compares to $1,154,000 (30%) in software licenses and $2,753,000 (70%) related to services and other revenue for the six months ended June 30 1999.

         Software license revenues increased $58,000 for the three month period and decreased $474,000 for the six month period ending June 30, 2000 over the prior year. The increase for the three month period is due to new sales of the Altris eB product, which began shipping for general availability in late 1999. The decrease for the six-month period is attributable in part to the 2000 revenues having included only license royalties from ASL as compared to 1999 when the total operating results of ASL were included in the Company's consolidated results through April 1, 1999. See Note 3 of the Condensed Notes to the Financial Statements. In addition, management believes that license orders in the first three months of 2000 were negatively impacted by customers' uncertainty regarding the financial condition of the Company and delays in purchasing patterns of customers who expended significant resources to correct their software systems for Year 2000 compliance.

          Revenues generated from services increased $106,000 for the three months and decreased $80,000 for the six-month period over the prior year. The increase for the three-month period is attributed to the additional fees being generated for upgrading existing customers from the Company's legacy products to the new Altris eB product. The decrease for the six-month period relates to service revenues from ASL that were included in the prior year's consolidated results, whereas the current year operations do not include these results. See Note 3 of the Condensed Notes to the Financial Statements.

         A small number of customers have typically accounted for a large percentage of the Company's annual revenue, although no customer accounted for more than 10% of total revenue for the three and six months ended June 30, 2000 or 1999. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

         Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. Gross profit from license revenues as a percentage of license revenues was 38% and 19% for the three and six months ended June 30, 2000 compared to 25% and 49% for the three and six months ended June 30, 1999. The increase from 25% to 38% for the comparable three months is the result of more sales of eB software versus other third party software being greater in 2000 compared to 1999. The decrease in the gross profit margin from licenses for the six month comparable figures was due principally to increased amortization of software development costs in 2000 compared to 1999, due to the Company's release of its eB product, combined with a decrease in revenues.

         Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance. Gross profit from services and other revenue as a percentage of services and other revenue was 44% and 46%, respectively, for the three and six months ended June 30, 2000 compared to 36% and 35%, respectively for the three and six months ended June 30, 1999. The increase in the gross profit margin from services and other revenue was due principally to decreased personnel costs associated with consulting services and support.

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

Operating Expenses

         Research and development expense for the three and six months ended June 30, 2000 was $461,000 and $876,000, respectively, as compared to $837,000 and $1,848,000 for the same periods in the prior year. The decrease in research and development for the three and six months ended June 30, 2000 was due primarily to a reduction in the number of development personnel and associated costs combined with lower expenditures for third party development consultants.

         Marketing and sales expense for the three and six months ended June 30, 2000 was $402,000 and $718,000, respectively, as compared to $397,000 and $1,162,000 for the three and six months ended June 30, 1999. The slight increase for the three-month period is due to additional personnel and associated costs. The Company is currently increasing expenditures relating to sales and marketing effort. The six-month decrease is primarily due to the exclusion of ASL from the consolidated sales and marketing expense after April 1, 1999.

         General and administrative expense was $160,000 and $501,000, respectively, for the three and six months ended June 30, 2000 as compared to $443,000 and $1,890,000 for the three and six months ended June 30, 1999. General and administrative expense for the three months ended June 30, 2000 decreased due to a one-time credit relating to a waiver by the Company's Board of Directors of payment in the second quarter for two years of accrued Board fees. General and administrative expense has also decreased due to lower personnel and associated costs. The decrease for the six-month period was also the result of decreases in goodwill amortization and legal expense. Settlement of shareholder lawsuits against the Company resulted in a decrease in legal fees as compared to the prior year. In addition, since April 1, 1999 general and administrative expense has not included ASL's expenses.

         Interest and other income were $23,000 and $24,000 for the three and six months ended June 30, 2000 as compared to $186,000 and $195,000 for the same period a year ago. The decrease is primarily due to the gain recorded on the sale of the interest in ASL in the second quarter 1999. See Note 3 of the Condensed Notes to the Consolidated Financial Statements.

         Interest and other expense were $58,000 and $205,000, respectively, for the three and six months ended June 30, 2000 versus $149,000 and $312,000 for the three and six months ended June 30, 1999. The decrease was due to a lower debt balance during the second quarter of 2000 as a result of the conversion of the Company's subordinated debt into common stock and pay-off of its banking facilities as part of the Spescom transaction.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company's cash and cash equivalents totaled $2,023,000 as compared to $142,000 at December 31, 1999, and its current ratio was .5 to 1.

         For the six months ended June 30, 2000, cash used in operating and investing activities totaled $937,000 and $242,000, respectively, while cash provided by financing activities totaled $3,060,000. Cash provided by financing activities was generated primarily from the issuance of common stock as part of the Spescom transaction in April 2000 (See Note 3 of the Condensed Notes to the Consolidated Financial Statements).

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

         In April 2000, the Company completed a share issuance to Spescom as a result of which Spescom owns approximately 60% of the voting control of the Company. Since Spescom has now acquired its entire majority interest in the Company within one year, an "ownership change" under the Code has occurred. Thus, the Company's ability to use its NOL and credit carryforwards in future years will be delayed and, to the extent the carryforward amounts could not be fully utilized under the limitations discussed above within the carryforward periods, these carryforwards would be lost. Accordingly, if the Company generates net income in future years, the Company will be required to pay more Federal income taxes or to pay such taxes sooner than if the use of its NOL and credit carryforwards were not restricted.

         In connection with the acquisition of Optigraphics, the Company acquired Optigraphics' net operating losses which are limited to offset against that entity's future taxable income, subject to annual limitations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Currency

         The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. In the six months ended June 30, 2000, revenue from the United States, Europe and other locations in the world were 93%, 6% and 1%, respectively. This compares to 78%, 19% and 3%, respectively for the same period in 1999. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

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

         The Company, in its ordinary course of business, tests and evaluates its own software products. The Company has tested all of its legacy products and believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of the Company's software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such date data. The Company did not encounter any significant Year 2000 problems for the change from 1999 to 2000. However, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with date functions. To the extent the Company's software products are not fully Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company. In addition, some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it.

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

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders was held April 14, 2000. At the meeting the shareholders approved a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 40,000,000 shares. The proposal was approved with 6,776,411 proxies voting for, 485,832 voting against, and 20,637 abstaining. The shareholders also approved the Stock Purchase Agreement, dated as of January 14, 2000, between the Company and Spescom Limited and the transactions contemplated thereby, including the sale of a controlling interest in the Company to Spescom. The proposal was approved with 7,144,813 proxies voting for, 485,832 voting against, and 20,637 abstaining.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

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


                                       ALTRIS SOFTWARE, INC.




                                       By:  /s/ John W. Low
                                           -----------------------------
                                            John W. Low
                                            Chief Financial Officer




                                       Dated:  August 14, 2000
                                              --------------------------