Form 10-KT
period 2000-09-30
ALTRIS SOFTWARE INC
filed 2000-12-07
CIK 813747

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/ /	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2000
OR

/x/	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2000 to September 30, 2000

Commission file number 0-15935

ALTRIS SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3634089 (IRS Employer Identification No.)
9339 Carroll Park Drive, San Diego, CA (Address of principal executive offices)	92121 (Zip Code)

(858) 625-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock

(Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of the voting stock on November 3, 2000, held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $21,229,217.

    The number of shares outstanding of the Registrant's Common Stock at the close of business on November 3, 2000 was 30,291,565.

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

Item 1.  BUSINESS

    Altris Software, Inc. (the "Company") develops, markets and supports a suite of three-tier document management software products. These products enable users in a broad range of industries to manage, share and distribute critical business information, expertise and other intellectual capital in an efficient manner. The Company's products provide several key business benefits including interoperability and scalability across an enterprise, deployment over the web, an extensive range of product tools and features, quick cost-effective implementation, increasing network efficiency using the Company's targeted image extraction technology ("TIE-Technology™") to substantially reduce network bandwidth requirements and the ability to document-enable existing applications. In addition, the open architecture of the Company's products permits them to be used in a standardized fashion and enables sophisticated customization and integration with existing business applications.

    The Company has historically sold its suite of products through its direct sales force and through complementary indirect channels primarily consisting of value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs"). The Company has established a strong market presence in the utility, manufacturing, and transportation and other processing industries both domestically and internationally. The Company's marketing efforts are focused on these industries as well as in certain other select vertical markets, including telecommunication providers, defense and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, property management companies and architecture firms. Additionally, the Company has launched a new business initiative called ebConnect. The Company plans to offer various vertical market applications over the Internet as an Application Service Provider (ASP). Under an ASP model, customers rent the service creating a month to month recurring revenue stream. The Company's first vertical market to be offered is in the property management industry providing enterprises the means to manage their building and tenant documentation.

History

    The Company was incorporated in California in 1981. Since its inception, the Company has moved from proprietary hardware components for EDMS to open architecture, client/server software systems, while also providing system integration services.

    In September 1993, the Company acquired Optigraphics Corporation ("Optigraphics"). The Company was attracted to Optigraphics for a number of factors, including the technology behind its sophisticated workstation products, strong engineering organization, broad customer base, including customers in the telecommunications industry, experienced national sales force and international reseller distribution capabilities.

    On December 27, 1995, the Company acquired United Kingdom-based Trimco Group plc ("Trimco") for total consideration of $14,165,000. Trimco, at the time of acquisition, was recognized as a leading developer of software products for the capture, viewing, mark-up editing, storage, distribution and workflow management of documents. The purchase price was comprised of $5,550,000 in cash, 857,394 shares of the Company's common stock and a convertible promissory note having a total principal amount of $1,000,000 due September 27, 1996 with interest payable at 7% per annum. In addition, the purchase price included obligations assumed which were payable to certain Trimco employees in connection with the acquisition, consisting of cash of $1,051,000 and 50,300 shares of the Company's common stock. Trimco was incorporated in 1988 in the United Kingdom and had its principal offices in Ealing, London. Trimco's products focused on applications involving office documents as well as technical documents such as engineering drawings and blueprints and were marketed primarily through VARs, distributors and systems integrators. The Company's purchase of Trimco brought the Company's total number of customers to approximately 1,500 worldwide, representing major markets in utilities, transportation, petrochemicals, manufacturing, construction, telecommunications and media, government and financial services.

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

    In April 2000, the Company issued and sold to Spescom 5,285,714 shares of common stock for $3,700,000 in cash. In addition, subordinated debt with a principal balance of $3,000,000 and series E Preferred Stock with an aggregate stated value of $3,000,000, which Spescom had acquired in a separate transaction along with related accrued interest and dividends, was converted at the rate of $0.70 per share into 9,528,096 shares of common stock. As part of the transaction, the Company paid $200,000 to acquire Spescom's EMS 2000 software. The Company has also transferred its remaining 40% interest in ASL, with no remaining carrying value, to Spescom. As a requirement of the transaction, the Company's short term loans totaling $327,000 and its revolving loans of $450,000 were repaid.

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

    Electronic document management systems were developed to enable customers to effectively and efficiently manage, share and distribute critical business information. The Gartner Group, an information technologies consulting group, has estimated that in 1999 revenues generated from software sales in the global document technologies market totaled $5.1 billion.

    A true EDMS solution is often viewed by organizations as part of their information systems' re-engineering, and as a result there are several significant issues organizations typically consider when evaluating an EDMS solution. Such issues include scalability of the system, the ability to integrate with existing structural databases, deployment over the web and integration other applications such as document workflow, the price of the system, the ability to view multiple document formats, the level and cost of integration services required, the impact of the system on network bandwidth, integration with existing business processes, the ability to control document security, the ability to operate on existing computing infrastructure and with existing applications, the system architecture and the ability to handle large and complex data types and to customize the product to the client's particular needs. In addition, organizations also consider user related issues such as the ability to search, retrieve, view, and edit data in a controlled manner and associate unstructured and structured data to company assets.

The Altris Software Solution

    The Company's suite of three-tier, document management software products enables users to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. In addition, the Company has expanded its products capabilities to associate critical business information to physical assets. The Company's suite of products provides several key business benefits, including those described below:

    Interoperability/enterprise scalability.  The Company's suite of products operates on most common hardware, software, network and database platforms, including Microsoft Windows 95™ and 98™, Windows NT™ and UNIX operating systems for the database component and Oracle and Microsoft database platforms. In addition, the Company's products are designed for enterprise-wide scalability so that organizations can deploy solutions that not only meet the needs of departments but also scale to an entire enterprise with multiple divisions and thousands of users worldwide.

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

    The eB DC product enables a document management environment capable of addressing the full life-cycle of documents within the context of the enterprise assets, processes and organizations. The identification and access to documents in the context of processes and functions, through user-definable structures, enables flexible identification, query and report on relevant documents and associated data—it provides a logical way of storing and accessing documents. Document records are maintained as a user-defined references to any data stored anywhere on any media in any format i.e. paper, microfilm, electronic, etc. Electronic master copies of documents are stored in one or more predefined electronic read only vaults and multiple locations for hard copies of documents can be specified. It provides for the management of document change and change effects analysis as well as document usage and distribution. Access control and permissions mechanisms ensure the safety of company data in a multi-user environment. Third party applications such as MS Office tools, editors or viewers can be directly launched to improve document access. As an option, powerful eB viewers using overview technology are available to provide high speed viewing and red-lining of scanned images and documents over low speed WAN links. Embedded business rules and integrity checks maintains transactional and document content integrity.

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

Strategy

    The Company's strategy includes the following key elements:

    Extend technology leadership.  The Company continually seeks to extend its position as a technology leader in developing and marketing document management solutions. The Company intends to do this by (i) continuing to enhance the features and functionality of its current products, including by adding and enhancing tools that allow users to customize the graphical user interfaces ("GUIs"), layout and menu items to fit their own needs; (ii) designing additional APIs to simplify tailoring by both users and application developers; (iii) providing users with administrative tools that enable systems operators to monitor individual use, network traffic and printing volume; (iv) enhancing the API's to operate more seamlessly across internet infrastructures; (v) extending the concept of document management into the domain of document control utilizing state of the art configuration management technology.

    In March 1999, the Company released its Altris eB® product which is built on a three-tier architecture, allowing users to choose between "thin" and "thick" client models on the desktop (including Internet/ intranet) and to deploy process and data servers more efficiently. (A "thin" client model uses a client/ server architecture with most of the applications stored on the server rather than on the client, while a "thick" client model stores most of the applications on the client rather than the server.) Altris eB® is designed to provide a wide range of tools for information exchange and review, system administration, configuration and tailoring plus desktop tools for easy modification of the look-and-feel and extension of functionality. Altris eB® will support common enterprise tools such as Microsoft Office™, BackOffice™ and MS-Exchange™.

    In June, 2000, the Company released eB DocController which extends traditional document management functionality by allowing documents to be placed under "configuration control," thereby providing the ability to associate documents at various revision levels as a single manageable entity.

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

    Provide complete solutions.  The Company intends to continue to provide (i) complete EDMS solutions which include the Company's multi-format document manager; (ii) an extensive range of product tools and features that are interoperable and scalable across an enterprise and that can be rapidly deployed at relatively low cost; (iii) greater network efficiencies than competitive products and (iv) document control solutions which utilize document management and configuration management technologies owned by the Company. The Company has a comprehensive service and support organization that is designed to ensure both international and domestic customers' successful implementation and use of its suite of products. The Company believes its customers' success in implementing and using the Company's products is critical to sustaining references and repeat sales from its customer base.

Customers

    The following are examples of customers who are using the Company's products:

    Utilities.  Within the utilities industry, countless documents relating to plant management, facility maintenance and support, transmittal processing and tracking and statutory compliance must be current and readily available at all times. Furthermore, with pending deregulation, utilities are under increasing pressure to minimize their costs. The Company has installed document management solutions at more than 25 utilities around the world. In one example, a commercial utility was relying on more than 2,000,000 microfilm documents, 750,000 paper documents and 110,000 aperture cards (a form of microfilm technology) for its daily operations. Beginning in the engineering department, the Company added a document management solution containing its TIE-Technology which transformed the paper system into an integrated part of the utility's existing applications, including its work flow applications. The utility purchased a license for an enterprise-wide deployment covering 2,000 individual users. The Company's solution enables all current and historic plant records, including those generated by word processors and spreadsheet programs, to be readily available throughout the utility.

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

Sales and Marketing

  Direct sales

    The Company focuses its direct sales force on select vertical markets with compelling business needs for the Company's document management solution. The Company has established a strong market presence in the utility, manufacturing, transportation and other processing industries both domestically and internationally. The Company's strategy is to continue its direct sales and marketing to increase its market penetration in these industries as well as in certain other select vertical markets, including telecommunication providers, aircraft maintenance and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, financial institutions, property management companies and architecture firms.

    A key part of the Company's direct sales efforts are focused on upgrading existing customers to the new eB® product. Existing customers who currently have maintenance contacts for the Company's products receive a "like for like" free license upgrade to eB®. Additional license and service revenue is available for expansion and conversion to these systems.

    As of September 30, 2000, the Company's sales and marketing organization consisted of 13 employees all based in the U.S. The Company's field sales force regularly conducts presentations and demonstrations of the Company's suite of products to management and users at customer sites as part of the direct sales effort. Sales cycles for the Company's products generally last from six to twelve months.

  Indirect distribution channels

    Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company. Sales through indirect channels accounted for 12% of the Company's total revenue for the years ended September 30, 2000, December 31, 1999 and 1998, respectively.

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

    Set forth below are several of the VARs, systems integrators and OEMs with whom the Company has entered into cooperative sales arrangements:

Alpha Numeric Solutions	Prisma Imaging
CACI Information Systems	QSP Financial Information Systems
CAD Capture	SMARTtech
Data General	Spescom U.K.
Datel Group	Spescom South Africa
GE Capital Consulting	Staffware
Hansen

    There can be no assurance that any customer, VAR, systems integrator or OEM will continue to purchase the Company's products. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, results of operations and financial condition.

  Marketing communications

    In support of its sales efforts, the Company conducts sales training courses, targeted marketing programs including direct mail, channel marketing, promotions, seminars, web site, telemarketing and ongoing customer and third-party communications programs. The Company also seeks to stimulate interest in its products through public relations, speaking engagements, white papers, technical notes and programs targeted at educating consultants about the capabilities of the Company and its products.

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

  Core Document Services

    The Company's EDMS Server, which is the central component of the document management system, provides document capture, storage, distribution, version control, check-in/check-out, process and transaction management. The EDMS Server manages documents of all types, including CAD, image, multi-media and text, as well as compound or virtual documents consisting of multiple document types and documents that are edited in one format and distributed in another (for example, editing a CAD application and distributing in an image format, or editing in Microsoft Office™ and distributing in a printed document format). Some examples of core document services include:

  •
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
  •
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
  •
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
  •
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
  •
  Configuration Management: Configuration Management is a collection of disciplines which assures the suitable identification of products, services, assets or processes, and conformance of its underwriting data and documentation, in whichever form, to underwrite the configuration. It considers the effect and implementation of change to maintain data and document integrity such as to allow accurate reporting on configurations and promulgation of relevant data and documents in the context of the configuration.

  Client Interfaces

    The Company offers a variety of system GUIs to allow users to obtain the most desirable combination of functionality and style. Key system interfaces include:

  •
  Altris eB® The Company's Altris eB product is designed for office and technical and engineering environments and provides a graphical interface to the EDMS Server, enabling users to search for, display and route documents. In addition, as optional added features, Altris eB can enable users to add documents and access such functions as graphical work-flow and full text search.
  •
  Internet/Intranet. In many companies, the Internet and Intranet are extremely popular as an interface for the general user population. The Company's products integrate with existing e-mail systems and also run in conjunction with popular internet web browsers such as Microsoft Internet Explorer™, allowing users to search and display documents through the Internet and Intranet with minimal client-side software.
  •
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
  •
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
  •
  CAD Connect.  The Company's CAD Connect manages the creation of complex engineering drawings using popular CAD software such as AutoCAD. CAD Connect provides the CAD engineer with rapid access to the correct version of drawings and all of the reference drawings that are used to build compound documents.

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

    The Company's desktop products run on Microsoft Windows 95™, 98™ and Windows NT™ operating systems, and its EDMS Application Server runs on Windows NT and supports databases and file servers on a range of server hardware including a variety of UNIX platforms such as Hewlett-Packard, IBM and Sun, as well as Microsoft Windows NT. The system operates in conjunction with industry-standard RDBMS including Oracle and Microsoft Sequel Server. The system also embeds leading full-text search technologies from Fulcrum, and connects to leading e-mail packages such as Microsoft Exchange and Lotus Notes.

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

Product Development

    The Company's product development efforts are focused on providing customers with the most technologically advanced solutions for their document management needs. The Company believes that the marketplace is rapidly moving toward demanding that all corporate information, both structured and unstructured, simple and complex, be managed as a consistent and interconnected global enterprise network. This trend demands that products and services work across technology platforms, across the web, business processes and geographic locations to establish real-time document management systems with imaging and configuration management capabilities. The need to manage global enterprise networks encompasses many different forms of information, including small and large documents and other complex information objects (x-rays, photos, color JPEG files, etc.). The Company has responded to this market evolution by developing new approaches to deal with the problem of accessing very large documents or information objects over WANs, LANs, and the web and intends to continue to devote research and development activity to this area.

    The Company intends to continue to extend its position as a technology leader in developing and marketing document management solutions that include configuration management technology. The Company intends to do this by continuing to enhance the features and functionality of its current products, including tools to allow users to customize the GUIs, designing additional APIs to simplify tailoring by both users and application developers, administrative tools to enable systems operators to monitor individual use, network traffic and printing volume and add more tightly integrate, full text search, Computer Output to Laser Disc (COLD) and Configuration Management (CM) applications. Through the enhanced integration with CM the Company's products can provide greater management for copy control, effect analysis of changed documents and engineering change control. Through leveraging its technology, the Company also plans to introduce new products and product extensions which are complementary to its existing suite of products and which address both existing and emerging market needs.

    In the fiscal years ended September 30, 2000, December 31, 1999 and December 31, 1998, the Company's research and product development expenses were approximately $1,362,000, $3,137,000 and $2,314,000, respectively. Development is also conducted within the scope of a customer contract if a customer requires additional functionality not provided by the Company's present systems.

    In 2000, the Company continued its work to add functionality to Altris eB. The Company intends to focus its development effort on enhancing Altris eB with new features such as extended web functionality. The Company also intends to add records management capabilities to Altris eB to provide archive and retention policies for customers such as nuclear power plants and other regulated industries. The Company plans to develop specific applications for the vertical markets on which the Company has focused. The Company believes that the modular and open nature of Altris eB provides an excellent platform for these market applications. Altris is a member of the Microsoft Developer

Network (MSDN) which allows the Company to properly plan for support for the latest Microsoft environments. The Altris eB product currently supports Microsoft Windows 2000.

    The Company offers Altris eB as an upgrade for customers under maintenance contracts. The Company charges separately for any installation or integration costs as well as for added functionality. See "Item 1. Business—Strategy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses."

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

Competition

    The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introduction and other market activities of industry participants. The Company currently encounters direct competition from a number of public and private companies such as Documentum, Inc., FileNet Corporation, OpenText, Cimage and Hummingbird Ltd. Many of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

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

Product Backlog and Current Contracts

    The Company's contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At September 30, 2000, the Company's contract backlog was $4,563,000, as compared to $4,519,000 at December 31, 1999. The Company expects $3,421,000 of the September 30, 2000 backlog to be completed in fiscal 2001, as compared to $3,277,000, of the December 31, 1999 backlog which the Company then expected to complete in 2000. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company's backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

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

Employees

    As of September 30, 2000, the Company had 53 full-time employees, of whom 16 were engaged in product development, 16 in customer support, implementation and application engineering activities, 13 in sales and marketing and 8 in administration. The Company also utilizes consultants for specific projects. None of the Company's employees is represented by a labor union. The Company has not experienced work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense and the Company expects that such competition will continue for the foreseeable future. The Company has an incentive stock option plan for granting options to employees as a means of attracting and keeping key individuals. The Company believes that its future success will depend, in large measure, on its ability to continue to attract, hire and retain qualified employees and consultants.

Item 2.  PROPERTIES

    The Company's headquarters are located in San Diego, California. The Company leases 31,016 square feet of a 40,000 square foot building in San Diego. The term of the lease is through March 2001, at a monthly rent of $17,059, with annual increases of approximately 4%.

    In October 1996, the Company closed its engineering and sales office in Camarillo, California. The facility is currently subleased. The lease covers 19,400 square feet of a 40,000 square foot building. The term of the lease is through April 2001. The monthly rent is $20,246, which includes operating expenses, and is subject to annual adjustments not to exceed 4% in any year.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Special Meeting of Shareholders of the Company was held April 14, 2000. At the meeting, the shareholders approved a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 40,000,000 shares. The proposal was approved with 7,144,813 proxies voting for, 105,692 voting against, and 31,875 abstaining. The Company's shareholders also approved a proposal to approve the Stock Purchase Agreement between the Company and Spescom pursuant to which, among other transactions, the Company issued and sold 5,285,714 shares of common stock to Spescom for $3,700,000, discussed in greater detail above. The proposal was approved with 6,776,411 proxies voting for, 485,832 voting against, and 20,637 abstaining.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company trades on the OTC Bulletin Board under the symbol "ALTS." The following table shows, for the calendar quarters indicated, the high and low sale prices of the Common Stock:

	High	Low
Nine Months Ended September 30, 2000
First Quarter	$3.38	$0.72
Second Quarter	2.88	1.03
Third Quarter	2.00	2.19
Year Ended December 31, 1999
First Quarter	$1.59	$0.35
Second Quarter	1.13	0.63
Third Quarter	1.00	0.30
Fourth Quarter	1.00	0.56
Year Ended December 31, 1998
First Quarter	$3.00	$1.44
Second Quarter	1.00	0.37
Third Quarter	1.00	0.25
Fourth Quarter	0.65	0.29

    On November 3, 2000, there were approximately 1138 holders of record of the Company's Common Stock and the last sale price of the Common Stock as reported on the OTC Bulletin Board on November 3, 2000 was $1.88 per share.

    The Company has never paid a dividend on its Common Stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data of the Company. The financial data for the nine months ended September 30, 2000 and each of the four years in the period ended December 31, 1999 have been derived from the audited Consolidated Financial Statements. The Company changed its fiscal year from December 31 to September 30 beginning for fiscal year 2000.

    The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Nine Months Ended September 30,	Year Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands except per share data)
Consolidated Statement of Operations Data
Revenues
Licenses	$1,405	$2,046	$4,189	$8,154	$9,554
Services and other	3,849	5,076	8,614	9,619	9,995

Total revenues	5,254	7,122	12,803	17,773	19,549

Cost of revenues
Licenses	922	1,174	1,553	2,059	2,194
Services and other	1,969	3,142	5,474	7,324	7,346

Total cost of revenues	2,891	4,316	7,027	9,383	9,540

Gross profit	2,363	2,806	5,776	8,390	10,009

Operating expenses:
Research and development	1,362	3,137	2,314	4,155	3,363
Marketing and sales	1,144	1,818	4,385	8,179	5,581
General and administrative	584	2,582	5,083	4,241	3,077
Settlement of lawsuits	—	—	1,128	—	—
Write off of capitalized software	—	—	625	—	—
Write down of assets to net realizable value	—	—	—	190	—
Loss on office closure	—	—	—	—	410

	3,090	7,537	13,535	16,765	12,431

Loss from operations	(727)	(4,731)	(7,759)	(8,375)	(2,422)
Interest and other income	40	282	31	383	88
Interest and other expense	(207)	(609)	(664)	(447)	(114)

Net loss	$(894)	$(5,058)	$(8,392)	$(8,439)	$(2,448)

Basic net loss per share	$(0.05)	$(0.50)	$(0.92)	$(0.90)	$(0.26)

Diluted net loss per share	$(0.05)	$(0.50)	$(0.92)	$(0.90)	$(0.26)

Shares used in computing basic net and diluted loss per common share	22,768	10,956	9,615	9,585	9,250
	September 30,	December 31,
	2000	1999	1998	1997	1996
	(In thousands)
Consolidated Balance Sheet Data
Working capital (deficit)	$(2,205)	$(5,293)	$(6,509)	$(1,977)	$2,064
Long-term obligations	—	5,473	6,453	2,920	1,966
Mandatorily redeemable convertible
preferred stock	—	3,423	3,003	2,682	—
Shareholders' (deficit) equity	234	(9,797)	(6,778)	2,048	9,863

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

Results of Operations

    The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statement of Operations for the years ended December 31, 1998 and 1999 and for the nine months ended September 30, 2000. References below to fiscal 2000 mean the nine months ended September 30, 2000 and references to fiscal 1999 or 1998 are to the twelve months ended December 31, 1999 and 1998.

	Nine Months Ended September 30, 2000	Year Ended December 31,
		1999	1998
Revenues:
Licenses	26.7%	28.7%	32.7%
Services and other	73.3%	71.3%	67.3%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
Licenses	17.5%	16.5%	12.1%
Services and other	37.5%	44.1%	42.8%

Total cost of revenues	55.0%	60.6%	54.9%

Gross profit	45.0%	39.4%	45.1%

Operating expenses:
Research and development	25.9%	44.0%	18.1%
Marketing and sales	21.8%	25.5%	34.2%
General and administrative	11.1%	36.3%	39.7%
Settlement of lawsuits	—	—	8.8%
Write off of capitalized software	—	—	4.9%

	58.8%	105.8%	105.7%

Loss from operations	(13.8)%	(66.4)%	(60.6)%
Interest and other income	0.8%	4.0%	0.2%
Interest and other expense	(3.9)%	(8.6)%	(5.2)%

Net loss	(17.0)%	(71.0)%	(65.5)%

Revenues

    Revenues were $5,254,000, $7,122,000 and $12,803,000 for 2000, 1999 and 1998, respectively. Software license revenues were $1,405,000 (27% of revenues), $2,046,000 (29% of revenues), and $4,189,000 (33% of revenues) in fiscal 2000, 1999, and 1998, respectively, while revenues from services and other revenue were $3,849,000 (73% of revenues), $5,076,000 (71% of revenues), and $8,614,000 (67% of revenues) in fiscal 2000, 1999, and 1998, respectively.

    Revenues decreased in fiscal 2000 compared to fiscal 1999 due primarily to the comparison of nine months ended September 30, 2000 to a full year ended December 31, 1999. Additionally, in April 1999, Altris sold 60% of its United Kingdom subsidiary named Altris Software Limited ("ASL"). Due to the sale, the operations of ASL have been excluded from the consolidated results of the Company since April 1, 1999. However, fiscal 1999 revenues reflect revenues of ASL until the consummation of the ASL sale.

    A large part of the decrease from 1998 to 1999 resulted from the sale Altris Software Limited in April of 1999. The Company's 1999 results included only three months of revenues from ASL, while 1998 results included the full twelve months of revenue. In addition, the Company's inability to provide the Altris eB® product as originally planned in 1997, which was to address the needs of new customers for additional features and functionality, was another principal cause for the decline in software license revenue in 1999. Also contributing to the decreases in 1999 was customers' uncertainty regarding the financial condition of the Company. Management also believes that in 1999 the purchasing patterns of customers and potential customers were affected by Year 2000 issues, with many companies expending significant resources to correct their software systems for Year 2000 compliance. These expenditures reduced funds available to purchase software products and services such as those offered by the Company.

    A small number of customers has typically accounted for a large percentage of the Company's annual revenues. One customer accounted for 12.5% of revenue for fiscal 2000. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

    Gross profit as a percentage of revenues was 45%, 39% and 45% for fiscal 2000, 1999, and 1998 respectively. Gross profit primarily consists of gross profit from licenses and gross profit from services and other. The increase in gross profit from fiscal 1999 to 2000 was due primarily to the increased gross profit from services and other revenue, whereas the decrease from fiscal 1998 to 1999 related to the decrease in gross profit from licenses.

    Gross profit from licenses as a percentage of license revenues amounted to 34% in fiscal 2000, 43% in fiscal 1999 from 63% in 1998. The decrease in the gross profit from licenses in fiscal 2000 compared to 1999 was due to the increased costs for third party software sold to customers where the profit margin is not as large as the margin for selling our own software. The decrease in the gross profit from licenses in fiscal 1999 compared to 1998 was due principally to increased amortization of software development costs from the Company's release of its eB product in 1999, while revenues decreased. The decrease in gross profit percentage for license revenue was offset by improving gross profit from services and other revenues as a percentage of services and other revenue to 49% in 2000, 38% in 1999 from 36% in 1998.

    The increase in gross profit as a percentage of services and other revenues in fiscal 2000 and 1999 was due to the Company reduction of personnel costs associated with consulting services and support. Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance.

    The Company's software and services are sold at a significantly higher margin than third party products, which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace. Gross profit percentages can fluctuate annually based on the revenue mix of Company software, services, proprietary hardware and third party software or hardware.

Operating Expenses

    Research and development expense was $1,362,000, $3,137,000, and $2,314,000 for fiscal 2000, 1999 and 1998, respectively. The decrease from fiscal 1999 to 2000 was primarily a result of fiscal 2000 including only nine months of research and development expenses compared to fiscal 1999 including a full twelve months of expenses. The decrease was also a result of the reduction in the number of development personnel and associated costs combined with lower expenditures for third party developers. Research and development expenses increased in 1999 from 1998 due primarily to the fact that prior to release of the Company's eB product in 1999, the associated development costs were capitalized, whereas development costs in 1999 were expensed. This increase in development expense was offset partially by a reduction in personnel and related costs.

    Marketing and sales expense amounted to $1,144,000, $1,818,000, and $4,385,000 for fiscal 2000, 1999 and 1998, respectively. The decrease from fiscal 1999 to 2000 was primarily a result of the comparison of nine months of expenses to twelve months. Additionally, fiscal 1999 included three months of marketing and sales expenses of ASL prior to the sale of ASL in April 1999. The sale of ASL in 1999 also accounts for the decrease from 1998, which included a full year of ASL expenses. Additionally, as a result of the delay in releasing Altris eB, the Company in 1999 reduced the number of sales and support personnel, marketing and promotional costs.

    General and administrative expense was $584,000, $2,582,000, and $5,083,000 for fiscal 2000, 1999 and 1998, respectively. The decrease from fiscal 1999 to 2000 resulted in part from the comparison of twelve months of expenses in 1999 to nine months in 2000. In addition, due to the sale of ASL in April 1999, general and administrative expense has not included ASL's expenses nor the amortization of goodwill relating to ASL since April 1, 1999. Additionally, general and administrative expense has decreased due to decreases in goodwill amortization and legal expense. The settlement of shareholder lawsuits against the Company has resulted in a decrease in legal fees as compared to the prior year. The decrease from 1998 to 1999 was mainly due to the ASL sale in the second quarter of 1999, as well as decreased legal, accounting and consultancy costs which were incurred in 1998 in connection with the Company's restatement of its financial statements for fiscal year 1996 and the three interim quarters in 1997. Amortization of goodwill included in general and administrative expense amounted to $0, $738,000 and $1,269,000 in fiscal 2000, 1999 and 1998, respectively.

    On March 3, 1999 the Company entered into a Memorandum of Understanding providing for the settlement of certain consolidated securities class action lawsuits pending against the Company. The Company recorded expense of $1,128,000 in connection with this settlement in which was paid in shares of the Company's common stock.

    In the fourth quarter 1998, the Company made certain changes in the architecture of its Altris eB product to utilize Microsoft Transaction Server. As a result of these changes, the Company abandoned a certain portion of its previously developed server code and expensed the related capitalized software costs totaling $625,000 in 1998.

Interest and Other Income

    Interest and other income was $40,000, $282,000, and $31,000 for fiscal 2000, 1999 and 1998, respectively. Other income for fiscal 1999 included the gain of $257,000 associated with the sale of 60% of ASL.

Interest and Other Expense

    Interest and other expense totaled $207,000, $609,000 and $664,000 for fiscal 2000, 1999 and 1998, respectively. The decrease for fiscal 2000 compared to 1999 was due to the payoff and conversion of debt during the nine months ended September 30, 2000. The decrease for fiscal 1999 compared to 1998 was due to lower interest expense as a result of the reduction of debt from normal principal payments.

Liquidity and Capital Resources

    At September 30, 2000, the Company's cash and cash equivalents totaled $1,808,000 as compared to $142,000 at December 31, 1999, and its current ratio was .5 to 1.0.

    In April 2000, the Company completed a transaction with Spescom in which it issued 5,285,714 shares of common stock for $3,700,000 in cash. In addition, the Spescom agreed to convert subordinated debt and preferred stock of the Company held by Spescom, along with related accrued interest and dividends, into common stock at the rate of $0.70 per share or 9,528,096 shares of common stock in whole. As requirement of the transaction the Company's previously outstanding short term loans totaling $327,000 and its previously outstanding revolving loans of $450,000 were repaid. As of September 30, 2000, the Company had a liability of $218,000 to Spescom. The Company currently has no remaining credit facilities.

    In fiscal 2000, cash used in investing activities totaled $254,000, primarily for acquisitions of computer software, and cash provided by financing activities totaled $3,154,000, primarily from the issuance of common stock. Cash used in operating activities totaled $1,231,000 primarily relating to the net operating loss for fiscal 2000.

    Management believes that the Company's current cash level, as well as additional cash that may be generated from its results of operations, will be sufficient to meet its short-term needs for working capital. The Company's future liquidity will depend to a material degree on its ability to generate new system sales of Altris eB in the near term, which cannot be assured.

Net Operating Loss Tax Carryforwards

    As of September 30, 2000, the Company had a net operating loss carryforward ("NOL") for federal and state income tax purposes of $21,504,000 and $5,777,000, respectively which expires over the years 2001 through 2020. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $1,150,000, which will substantially expire in the years 2001 through 2006. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes.

    In connection with the acquisition of Optigraphics in 1993, the Company acquired Optigraphics' net operating losses which are limited to offset against that entity's future taxable income, subject to annual limitations.

    As a result of the issuances of shares to Spescom in the past, an additional ownership change has occurred in April, 2000. The Company's ability to utilize the consolidated NOL in future years will be limited under the Code. The annual limitation is approximately $1,293,000.

Certain Factors that May Affect Future Results

    Foreign Currency

    The Company's geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. In fiscal 2000, revenue from the United States, Europe and other locations in the world were 90%, 9% and 1%, respectively. This compares to 85%, 12% and 3%, respectively, in fiscal 1999 and 63%, 33% and 4%, respectively in fiscal 1998. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. The Company has recently increased its sales efforts in international markets outside Europe, including Asia and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. In addition, the current continued weakness in Asian currencies may result in reduced revenues from the countries affected by this condition. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

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

    The Company has completed a program, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. The Company addressed all of the Year 2000 compliance issues identified by it prior to Year 2000 and has not suffered any material adverse effects arising from software that is not Year 2000 compliant.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Rate Risk

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company's investments include money market accounts, as of September 30, 2000.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

The Board of Directors
Altris Software, Inc.

    We have audited the accompanying consolidated balance sheets of Altris Software, Inc. as of September 30, 2000 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2000 and for each of the two years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altris Software, Inc. as of September 30, 2000 and December 31, 1999, and the consolidated results of its operations and its consolidated cash flows for the nine months ended September 30, 2000 and for the two years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

    We have also audited Schedule II of Altris Software, Inc. for the nine months ended September 30, 2000 and for the two years ended December 31, 1999. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.

                      /s/ GRANT THORNTON LLP

Irvine, California
November 10, 2000

ALTRIS SOFTWARE, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$1,808,000	$142,000
Receivables, net	498,000	355,000
Other current assets	173,000	92,000

Total current assets	2,479,000	589,000
Property and equipment, net	332,000	436,000
Computer software, net	3,209,000	3,707,000
Other assets	20,000	249,000

Total assets	$6,040,000	$4,981,000
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,287,000	$1,507,000
Accrued liabilities	1,050,000	1,512,000
Notes payable	—	574,000
Deferred revenue	2,347,000	2,289,000

Total current liabilities	4,684,000	5,882,000
Deferred revenue, long term portion	1,122,000	1,542,000
Other long term liabilities	—	1,223,000
Subordinated debt, net of discount	—	2,708,000

Total liabilities	5,806,000	11,355,000

Mandatorily redeemable convertible preferred stock, $1,000 par value, 3,000 shares authorized; 3,000 shares issued and outstanding at December 31, 1999 ($3,770,000 total liquidation preference)	—	3,423,000
Shareholders' Equity (Deficit):
Common stock, no par value, 40,000,000 shares authorized; 30,291,565 and 13,101,734 issued and outstanding, respectively	74,025,000	63,097,000
Common stock warrants	718,000	718,000
Accumulated other comprehensive income	(3,000)	—
Accumulated deficit	(74,506,000)	(73,612,000)

Total shareholders' equity (deficit)	234,000	(9,797,000)

Total liabilities and shareholders' equity (deficit)	$6,040,000	$4,981,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended September 30,	For the year ended December 31,
	2000	1999	1998
Revenues:
Licenses	$1,405,000	$2,046,000	$4,189,000
Services and other	3,849,000	5,076,000	8,614,000

Total revenues	5,254,000	7,122,000	12,803,000

Cost of revenues:
Licenses	922,000	1,174,000	1,553,000
Services and other	1,969,000	3,142,000	5,474,000

Total cost of revenues	2,891,000	4,316,000	7,027,000

Gross profit	2,363,000	2,806,000	5,776,000

Operating expenses:
Research and development	1,362,000	3,137,000	2,314,000
Marketing and sales	1,144,000	1,818,000	4,385,000
General and administrative	584,000	2,582,000	5,083,000
Settlement of lawsuits	—	—	1,128,000
Write-off of capitalized software	—	—	625,000

	3,090,000	7,537,000	13,535,000

Loss from operations	(727,000)	(4,731,000)	(7,759,000)
Interest and other income	40,000	25,000	31,000
Interest and other expense	(207,000)	(609,000)	(664,000)
Gain on sale of interest in subsidiary	—	257,000	—

Net loss	$(894,000)	$(5,058,000)	$(8,392,000)

Basic net loss per common share	$(0.05)	$(0.50)	$(0.92)

Diluted net loss per common share	$(0.05)	$(0.50)	$(0.92)

Shares used in computing basic and diluted net loss per common share	22,768,000	10,956,000	9,615,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock			Accumulated Other Comprehensive Income
			Common Stock Warrants		Accumulated Deficit		Comprehensive Loss
	Share	Amount				Total
Balance at December 31, 1997	9,614,663	$61,600,000	$585,000	$25,000	$(60,162,000)	$2,048,000
Preferred stock dividends	—	(408,000)	—	—	—	(408,000)
Stock option issues as compensation to non-employee	—	9,000	—	—	—	9,000
Foreign currency translation adjustment	—	—	—	(35,000)	—	(35,000)	$(35,000)
Net loss	—	—	—	—	(8,392,000)	(8,392,000)	(8,392,000)

Total comprehensive loss							$(8,427,000)

Balance at December 31, 1998	9,614,663	61,201,000	585,000	(10,000)	(68,554,000)	(6,778,000)
Preferred stock dividends	—	(420,000)	—	—	—	(420,000)
Exercise of stock options	58,500	16,000	—	—	—	16,000
Issuance of common stock warrants	—	—	68,000	—	—	68,000
Change in warrant exercise price	—	—	65,000	—	—	65,000
Common stock issued	2,000,000	1,800,000	—	—	—	1,800,000
Common stock issued for debt conversion	1,428,571	500,000	—	—	—	500,000
Foreign currency translation adjustment	—	—	—	10,000	—	10,000	$10,000
Net loss	—	—	—	—	(5,058,000)	(5,058,000)	(5,058,000)

Total comprehensive loss							$(5,048,000)

Balance at December 31, 1999	13,101,734	63,097,000	718,000	—	(73,612,000)	(9,797,000)
Exercise of stock options	71,750	33,000	—	—	—	33,000
Common stock issued for cash	5,285,714	3,700,000	—	—	—	3,700,000
Common stock issued for settlement of lawsuit	2,304,271	1,128,000	—	—	—	1,128,000
Common stock issued for subordinated debt and preferred stock	9,528,096	6,067,000	—	—	—	6,067,000
Foreign currency translation adjustment	—	—	—	(3,000)	—	(3,000)	$(3,000)
Net loss	—	—	—	—	(894,000)	(894,000)	(894,000)

Total comprehensive loss							$(897,000)

Balance at September 30, 2000	30,291,565	$74,025,000	$718,000	$(3,000)	$(74,506,000)	$234,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,	For the year ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(894,000)	$(5,058,000)	$(8,392,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	931,000	2,320,000	2,659,000
Gain on sale of interest in subsidiary	—	(257,000)	—
Change in warrant exercise price	—	65,000	—
Warrants issued to consultant	—	68,000	—
Settlement of lawsuits	—	—	1,128,000
Write-down of certain assets	—	—	625,000
Loss on disposal of assets	—	—	46,000
Changes in assets and liabilities, net of effect of dispositions:
Receivables, net	(143,000)	513,000	1,917,000
Inventory	—	269,000	183,000
Other assets	112,000	232,000	403,000
Accounts payable	(220,000)	(466,000)	(149,000)
Accrued liabilities	(462,000)	405,000	(815,000)
Deferred revenue	(362,000)	(678,000)	3,591,000
Other long-term liabilities	(193,000)	(65,000)	(38,000)

Net cash (used in)/provided by operating activities	(1,231,000)	(2,652,000)	1,158,000

Cash flows from investing activities:
Purchases of software	(211,000)	—	(294,000)
Purchases of property and equipment	(43,000)	(12,000)	(137,000)
Net proceeds from sale of interest in subsidiary	—	205,000	—
Sale of short-term investments	—	—	133,000
Computer software capitalized	—	—	(2,355,000)

Net cash (used in)/provided by investing activities	(254,000)	193,000	(2,653,000)

Cash flows from financing activities:
Repayments of revolving loan and bank agreements	(804,000)	(355,000)	(333,000)
Proceeds from issuance of common stock	3,700,000	1,800,000	—
Proceeds from exercise of stock options	33,000	16,000	—
Proceeds from Spescom loan	225,000	600,000	—
Net borrowings under revolving loan and bank agreements	—	—	542,000
Payment of preferred stock dividends	—	—	(87,000)

Net cash provided by financing activities	3,154,000	2,061,000	122,000

Effect of exchange rate changes on cash	(3,000)	10,000	(35,000)

Net increase/(decrease) in cash and cash equivalents	1,666,000	(388,000)	(1,408,000)
Cash and cash equivalents at beginning of period	142,000	530,000	1,938,000

Cash and cash equivalents at end of period	$1,808,000	$142,000	$530,000

The accompanying notes are an integral part of these consolidated financial statements.

Note 1—The Company and Summary of Significant Accounting Policies

The Company

    The Company develops, markets and supports a suite of object-oriented, client/server document management software products. These products were developed to enable customers in a broad range of industries to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. In 2000, the Company changed its fiscal year end from December 31 to September 30.

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

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include the viability of recognizing deferred income tax assets, capitalized software costs, goodwill, allowance for doubtful accounts and reserves for excess or obsolete inventory.

Revenue Recognition

    The Company's revenues are derived from sales of its document management systems that are primarily composed of software and services, including maintenance, training and consulting services, and third party software and hardware. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2 "Software Revenue Recognition." Effective January 1, 1999, the Company also implemented SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions", which applies to certain multiple-element arrangements. The implementation of SOP 97-2 and 98-9 did not materially affect the Company's revenue recognition policies.

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

Fair Value of Financial Instruments

    Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2000 and December 31, 1999, management believes that the carrying amounts of cash and cash equivalents, short-term investments, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans and lines of credit approximate their fair values as they recalculate the price based on the prime rate and adjust for significant changes in credit risk, and the carrying value of the subordinated debt approximates its fair value.

Concentration of Credit Risk

    The Company provides products and services to customers in a variety of industries worldwide, including petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company's customer base. The Company has not experienced significant credit losses on its customer accounts. One customer accounted for 12.5% of sales for the nine months ended September 30, 2000.

Inventory

    Inventory consists of parts, supplies and subassemblies primarily used in maintenance contracts which service the Company's hardware products sold in prior years. Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of both September 30, 2000 and December 31, 1999, the Company had provided a reserve of $920,000 to reduce the carrying amount of inventory to zero.

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

Goodwill

    Goodwill represents the excess of cost of purchased businesses over the fair value of tangible and identifiable intangible net assets acquired at the date of acquisition. Goodwill is amortized over its estimated useful life of four to seven years. The Company evaluates the carrying value of unamortized goodwill at each balance sheet date to determine whether any adjustments are required. In conjunction with the sale of an interest in its United Kingdom subsidiary in the second quarter of 1999, the Company eliminated all goodwill and accumulated amortization related to the United Kingdom subsidiary. The amortization expense related to goodwill was $0, $738,000 and $1,269,000 for the nine months ended September 30, 2000 and years ended December 31, 1999 and 1998, respectively.

Software Development Costs And Purchased Software

    Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product's current gross revenues to the total of current and expected gross revenues or the straight line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $1,649,000 and $939,000 at September 30, 2000 and December 31, 1999, respectively. The related amortization expense was $710,000, $711,000 and $381,000 for the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998, respectively.

Deferred Debt Issuance Costs

    Deferred debt issuance costs related to the Subordinated Debt are recorded at cost and were being amortized over 5 years using the straight-line method, which is considered to approximate the effective interest rate method. In April 2000 the Subordinated Debt was converted into the Company's common stock and the remaining balance of net deferred debt issuance cost was charged against equity. Accumulated amortization of debt issuance costs was $0 and $174,000 at September 30, 2000 and December 31, 1999, respectively. The related amortization expense was $23,000, $70,000 and $70,000 for the nine months ended September 30, 2000 and for the years ended December 31, 1999 and 1998, respectively.

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

Reclassifications

    Certain reclassifications have been made to the 1999 financial statements to conform with the current presentation.

Statement of Cash Flows

    Cash and cash equivalents are comprised of cash on hand and short-term investments with original maturities of less than 90 days.

    For 1999, cash and non-cash investing and financing activities relating to the disposition of 60% of Altris Software, Ltd. were as follows:

Accounts receivable, net	$(259,000)
Other assets	(15,000)
Property and equipment, net	(611,000)
Goodwill	(1,907,000)
Accounts payable	806,000
Accrued liabilities	827,000
Current portion notes payable	384,000
Deferred revenue	952,000

Net liabilities assumed by Spescom	177,000
Total cash received	205,000
Deferred gain at December 31, 1999	(125,000)

Net gain recognized in 1999	$257,000

    The following table provides supplemental cash flow information:

	For the nine months September 30,	For the years ended December 31,
	2000	1999	1998
Supplemental cash flow information:
Interest paid	$143,000	$349,000	$445,000

Accretion of dividends on mandatorily
redeemable convertible preferred stock	$133,000	$420,000	$408,000

Loan converted to stock	$2,747,000	$500,000	$—

Stock option issued as compensation
to non-employee	$—	$—	$9,000

Settlement of liability from shareholder suit	$1,128,000	$—	$—

Conversion of preferred stock to common stock	$3,423,000	$—	$—

Note 2—Summary of Significant Accounting Policies

    In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137" Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company believes the adoption of SFAS No. 133, as amended by SFAS No. 138 will not have a material impact on the financial position or results of operations and will adopt such standards on October 1, 2000, as required.

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

Note 3—Spescom and Related Parties

    In May 1999, the Company completed a transaction with Spescom Ltd. ("Spescom"), whereby Spescom invested $1,800,000 for 2,000,000 shares of the Company's common stock. In addition, as part of the transaction, Spescom paid the Company an additional $1,000,000 and invested $1,200,000 directly into the Company's former United Kingdom subsidiary, Altris Software Ltd. ("ASL") for a 60% ownership interest in ASL. In conjunction with the transaction, the Company contributed $400,000 into ASL and retained a 40% interest in ASL. As of September 30, 2000 and December 31, 1999, the Company has deferred $125,000 for potential warranty claims.

    In addition, the Company entered into a distribution agreement with ASL which grants ASL exclusive distribution rights for the Company's products around the world, excluding North and South America and the Caribbean. Under this distribution agreement, this exclusivity is contingent upon ASL meeting certain minimum royalty commitments beginning in 2002. The agreement provides for a royalty to the Company on sales of the Company's products by ASL. For the nine months ended September 30, 2000 and the year ended December 31, 1999 the royalties recognized by the Company totaled $431,000 and $188,000, respectively. The Company had a receivable from ASL in the amount of $118,000 and $44,000 at September 30, 2000 and December 31, 1999, respectively.

    Also as part of the May 1999 transaction, the Company became Spescom's exclusive distributor of EMS 2000, Spescom's configuration management (CM) product, in North and South America and the Caribbean. The Company purchased software and services from Spescom totaling $158,000 and $146,000 for the nine months ended September 30, 2000 and year ended December 31, 1999, respectively. At September 30, 2000 and December 31, 1999, the Company had accounts payable to Spescom of $218,000 and $50,000, respectively.

    In April 2000, the Company issued and sold to Spescom 5,285,714 shares of common stock for $3,700,000 in cash. In addition, the subordinated debt and preferred stock, along with related accrued interest and dividends, was converted at the rate of $0.70 per share into 9,528,096 shares of common stock. As part of the transaction, the Company paid $200,000 to acquire all the rights to Spescom's EMS 2000 software. The Company has also transferred its remaining 40% interest in ASL, with no remaining carrying value, to Spescom. As a requirement of the transaction, the Company's short-term loans totaling $327,000 and its revolving loans of $450,000 were repaid.

Note 4—Balance Sheet Information

	September 30, 2000	December 31, 1999
Receivables, net:
Billed receivables	$510,000	$424,000
Unbilled receivables	56,000	—
Less allowance for doubtful accounts	(68,000)	(69,000)

	$498,000	$355,000

Property and equipment, net:
Computer equipment	$2,301,000	$2,260,000
Machinery and equipment	239,000	239,000
Furniture and fixtures	137,000	135,000
Leasehold improvements	46,000	46,000

	2,723,000	2,680,000
Less accumulated depreciation and amortization	(2,391,000)	(2,244,000)

	$332,000	$436,000

Accrued liabilities:
Employee compensation and related expenses	$368,000	$191,000
Accrued vacation	232,000	271,000
Sales and VAT taxes payable	9,000	39,000
Accrued loss on office closure	39,000	47,000
Other	402,000	964,000

	$1,050,000	$1,512,000

Other long-term liabilities:
Accrued loss on office closure	$—	$15,000
Settlement of lawsuits	—	1,128,000
Other	—	80,000

	$—	$1,223,000

Note 5—Notes Payable and Subordinated Debt

    Notes payable and subordinated debt consist of the following:

	September 30, 2000	December 31, 1999
Short-term loan	$—	$100,000
Revolving loans	—	474,000
Subordinated debt, less discount of $292,000 in 1999	—	2,708,000

	$—	$3,282,000

    In conjunction with a transaction with Spescom in April 2000 all of loans and subordinated debt was repaid or converted into shares of common stock (See Note 3).

Note 6—Reconciliation of Net Loss and Shares Used in Per Share Computations

	For the nine months September 30,	For the years ended December 31,
	2000	1999	1998
Net Loss Used:
Net loss	$(894,000)	$(5,058,000)	$(8,392,000)
Accretion of dividends on mandatorily redeemable convertible preferred stock	(133,000)	(420,000)	(408,000)

Net loss used in computing basic and diluted net loss per share	$(1,027,000)	$(5,478,000)	$(8,800,000)

Shares Used:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	22,768,000	10,956,000	9,615,000

    Average employee stock options to acquire 539,000, 954,000, and 739,000, shares, were outstanding in fiscal 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because their effect was antidilutive. In addition, 3,000 shares of convertible preferred stock for each of the years ended December 31, 1999 and 1998 were also excluded from the computation of diluted earnings per share because the effect was antidilutive.

Note 7—Convertible Preferred Stock:

    In December 1999, Spescom acquired all 3,000 shares of the issued and outstanding Series E Preferred Stock and all accrued dividends. All of such 3,000 shares of Series E Preferred Stock, plus accrued dividends, was exchanged for shares of common stock during fiscal 2000 (See Note 3).

Note 8—Common Stock Options:

    At September 30, 2000, the Company had two stock-based compensation plans (the "Plans") which are described below. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. No compensation cost was recognized for its employee stock option grants, which were fixed in nature, as the options were granted at fair market value. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net loss and pro forma net loss per share would have been adjusted to the pro forma amounts indicated below:

	For the nine months September 30,	For the years ended December 31,
	2000	1999	1998
Net loss used in computing net loss per share
As reported	$(1,027,000)	$(5,478,000)	$(8,800,000)
Pro forma	$(1,624,000)	$(5,612,000)	$(9,253,000)
Basic and diluted net loss per share
As reported	$(.05)	$(.50)	$(.92)
Pro forma	$(.07)	$(.51)	$(.96)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2000	1999	1998
Dividend yield	0%	0%	0%
Expected volatility	186%	127%	112%
Risk-free interest rate	5.7%	6.4%	5.1%
Expected lives (years)	5	5	5

    In April 1996, the Company adopted its 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan. In August 1998, the Shareholders approved an amendment to the Plan which increased from 625,000 to 925,000 the maximum number of shares of Common Stock that may be issued under the 1996 Plan. In October 1999, the maximum shares was again increased to 1,425,000. As of September 30, 2000, there are 1,296,750 remaining authorized shares subject to grants but unissued. Under the Company's 1987 Stock Option Plan, the maximum number of shares of Common Stock issued were 1,200,000. There are 231,750 remaining authorized shares available for future grants, but unissued.

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

    The following tables summarizes information about employee stock options outstanding:

			For the years ended December 31,
	For the nine months ended September 30, 2000
			1999		1998
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,170,250	$0.92	836,750	$1.23	641,813	$5.43
Options granted	152,000	1.52	658,000	0.51	732,000	0.41
Options exercised	(96,500)	0.35	(58,500)	0.27	—	—
Options forfeited	(160,750)	2.45	(266,000)	1.04	(537,063)	5.14

Outstanding at end of year	1,065,000	0.82	1,170,250	0.92	836,750	1.23

Options exercisable at end of year	538,501		443,250		263,910
Weighted average fair value of options granted during the year	$1.48		$0.44		$0.43

    The following tables summarizes information about employee stock options outstanding at September 30, 2000:

				Options Exercisable
	Options Outstanding
				Number exercisable at September 30, 2000
Range of Exercise prices	Number outstanding at September 30, 2000	Weighted average remaining contractual life	Weighted average exercise price		Weighted average exercise price
$.25 to $ .35	268,500	8.05 years	$0.28	213,250	$0.27
$.46 to $ .50	117,000	8.72 years	$0.50	68,000	$0.49
$.56 to $ .56	354,500	9.11 years	$0.56	89,251	$0.56
$.63 to $7.86	241,000	8.65 years	$0.85	117,750	$0.70
$1.88 to $7.88	84,000	6.39 years	$4.05	50,250	$5.22

$.25 to $7.88	1,065,000	8.48 years	$0.82	538,501	$0.90

Note 9—Income Taxes:

    Deferred tax assets and liabilities are comprised of the following:

	September 30, 2000	December 31, 1999
Deferred tax assets:
Net operating loss carryforwards	$7,822,000	$18,740,000
Research and development costs	1,169,000	644,000
Depreciation and amortization	387,000	387,000
Inventory	61,000	591,000
Deferred revenue	926,000	901,000
Accruals	677,000	784,000
Credits	1,150,000	1,150,000
Other	(432,000)	83,000

Total deferred tax assets	11,760,000	23,280,000
Less valuation allowance	(11,760,000)	(23,280,000)

	$—	$—

    The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards which gives rise to uncertainty as to whether the net deferred tax asset is realizable.

    No income tax expense was recognized in 2000, 1999 or 1998 as the Company has net operating loss carryforwards of $21,504,000 and $5,777,000 for federal and state tax purposes, respectively, which expire over the years 2001 through 2020. Net operating losses acquired in another acquisition are limited to $8,000,000 offset against that entity's future taxable income, subject to an approximate $500,000 annual limitation. In addition, if certain substantial changes in the Company's ownership should occur, there would be a limitation on the amount of the consolidated net operating loss carryforwards and tax credits which can be utilized in any one year. The Company has investment and research activity credit carryforwards aggregating $1,150,000, which will substantially expire in the years 2001 through 2006.

    As a result of the Spescom acquisition, an additional ownership change has occurred in April, 2000. The Company's ability to utilize the consolidated NOL in future years will be limited under the Code. The annual limitation is approximately $1,293,000.

Note 10—Segment and Geographic Information

    The Company has one business segment which consists of the development and sale of a suite of client/ server document management software products.

    Revenues for 2000, 1999 and 1998 by customer location are as follows:

	2000	1999	1998
United States	$4,742,000	$6,030,000	$7,977,000
Europe, primarily United Kingdom	456,000	878,000	4,337,000
Other, International	56,000	214,000	489,000

	$5,254,000	$7,122,000	$12,803,000

    Information by geographic location for the nine ended September 30, 2000 and years ended December 31, 1999 and 1998 follows:

	United States	Europe and Other	Corporate Research & Development	Consolidated
2000
Net sales	$4,472,000	$512,000	$—	$4,984,000
Operating income (loss)	635,000	—	(1,362,000)	(727,000)
Identifiable assets	6,040,000	—	—	6,040,000
1999
Net sales	$6,030,000	$1,092,000	$—	$7,122,000
Operating loss	(1,559,000)	(35,000)	(3,137,000)	(4,731,000)
Identifiable assets	4,981,000	—	—	4,981,000
1998
Net sales	$7,977,000	$4,826,000	$—	$12,803,000
Operating loss	(3,133,000)	(2,312,000)	(2,314,000)	(7,759,000)
Identifiable assets	5,444,000	5,922,000	—	11,366,000

    A majority of the Europe revenue, net sales and operating income (loss) and all of the Europe identifiable assets are attributable to the United Kingdom.

    Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

Note 11—Commitments

    The Company leases its principal facilities under a long-term operating lease which expires in March 2001 and includes rent escalations of approximately 4% per annum. The Company also has a long-term operating lease for another facility which the Company subleases that includes rent escalations not to exceed 4% in any year. The lease and sublease both expire in April 2001. The Company recognizes rental expense on a straight-line basis over the term of the leases.

    The Company leases a facility in Florida under a lease which expires in March 2002. The Florida facility is subleased for an amount equal to the Company's future obligation under the lease.

    Future minimum lease payments at September 30, 2000 under operating lease agreements, net of sublease rental income of approximately $100,000, are as follows:

Year ending September 30,
2001	$103,000
2002	9,000
2003	2,000

Total minimum lease payments	$114,000

    Rent expense under operating leases was $385,000, $438,000 and $441,000 for the nine months ended September 30, 2000 and years ended December 31, 1999 and 1998, respectively.

Note 12—Litigation

    The Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

Note 13—Subsequent Event

    On November 14, 2000, the Company acquired all of the outstanding capital stock of Spescom KMS ("KMS"), the document management business of Spescom Limited UK, a subsidiary of Spescom Limited ("Spescom"). Spescom KMS at one time, was a part of the Altris Software Limited subsidiary sold to Spescom Ltd. in May 1999. (See Note 3) This transaction was deemed effective as of October 1, 2000. Prior to the acquisition of KMS, KMS had been the Registrant's exclusive distributor for the Company's eB product suite outside North, Latin and South America. In exchange for the capital stock of KMS and the assumption of certain KMS liabilities, the Registrant will issue 550,000 shares of its common stock to Spescom. The common stock will be valued as of the 13th of November on which date the Stock was trading at a price of $1.5938 per share.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements, Schedules, and Exhibits

(1)
Financial Statements:

    Consolidated Balance Sheets for the nine months ended September 30, 2000 and for the years ended December 31, 1999

    Consolidated Statements of Operations for the nine months ended September 30, 2000, and for the years ended December 31, 1999 and 1998

    Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September 30, 2000, and for the years ended December 31, 1999 and 1998

    Consolidated Statement of Cash Flows for the nine months ended September 30, 2000, and for the years ended December 31, 1999 and 1998

    Notes to the Consolidated Financial Statements

  (2)
  Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (3)
  Exhibits:
3.1*	Registrant's Articles of Incorporation, as amended
3.2*	Registrant's Bylaws, as amended
4.1*	Specimen Certificate of Common Stock
4.2*	Specimen Certificate of Redeemable Common Stock Purchase Warrant
4.3*	Certificate of Determination of Series D Convertible Preferred Stock of the Company
4.4*	11.5% Subordinated Debenture due June 27, 2002 in principal amount of $3,000,000 issued by the Altris Software, Inc. to Sirrom Capital Corporation, d/b/a/ Tandem Capital on June 27, 1997
4.5*	Certificate of Determination of Series E Convertible Preferred Stock of the Company
10.1*	Purchase Agreement dated as of April 10, 1986, between Registrant and Lockheed Corporation, including form of Cross License Agreement and Shareholder Agreement
10.2*	Purchase Agreement dated as of August 26, 1986, between Registrant and Lockheed Corporation
10.3*	1987 Stock Option Plan, as amended April 27, 1994
10.4*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 1987 Stock Option Plan
10.5*	Amended and Restated 1996 Stock Incentive Plan
10.6*	Form of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreement and Restricted Stock Agreement under Amended and Restated 1996 Stock Incentive Plan
10.7*	Form of Indemnification Agreement with officers and directors
10.8*	Sublease Agreement dated August 31, 1992 between the Company and Unisys Corporation

10.12*		Standard Industrial Lease dated April 1, 1994 between the Company and Utah State Retirement Fund, a common trust fund
10.13*		WCMA and Term Loan Agreement dated October 22, 1996 between Altris Software, Inc. and Merrill Lynch Business Financial Services, Inc.
10.14*		Convertible Preferred Stock Purchase Agreement, dated as of June 27, 1997, by and between the Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital
10.15*		Debenture Purchase Agreement, dated as of June 27, 1997, by and between Altris Software, Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital
10.16*		Registration Rights Agreement, dated as of June 27, 1997, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital
10.17*		First Amendment to Debenture Purchase Agreement, dated as of November 1, 1998, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital
10.18*		First Amendment to Subordinated Debenture, dated as of November 1, 1998, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital
10.19*		Altris Software, Inc. Securities Litigation Memorandum of Understanding, as of March 1999.
10.20*		Security Agreement, dated as of January 22, 1999, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital
10.21*		Agreement between Spescom Limited, Spescom CIT (Pty) Limited, Altris Software, Inc., Altris International Limited, Altris Group Plc, and Altris Software Limited, dated May 7, 1999.
10.22*		First Amendment to Convertible Preferred Stock Purchase Agreement dated, May 7, 1999, by and between the Company and Finova Mezzanine Capital, Inc.
10.23*		Second Amendment to Debenture Purchase Agreement dated, May 7, 1999, by and between the Company and Finova Mezzanine Capital, Inc.
10.24*		Second Amendment to Subordinated Debenture, dated May 7, 1999, by and between the Company and Finova Mezzanine Capital, Inc.
10.25*		Release Agreement, dated May 7, 1999, by and between the Company and Finova Mezzanine Capital, Inc.
10.26*		Stock Purchase Agreement, dated January 14, 2000, by and between the Company and Spescom Limited
21		Subsidiaries of Registrant
23.1		Consent of Grant Thornton LLP
27		Requirements for the Format and Input of Financial Data Schedules
(b	)	Reports on Form 8-K No Reports on Form 8-K have been filed during the last quarter of the period covered by this report.

*
Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on November 10, 2000.

ALTRIS SOFTWARE, INC.
By:	/s/ ROGER H. ERICKSON Roger H. Erickson Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER H. ERICKSON Roger H. Erickson	Director and Chief Executive Officer (Principal Executive Officer)	November 10, 2000
/s/ JOHN W. LOW John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 10, 2000
/s/ D. ROSS HAMILTON D. Ross Hamilton	Director	November 10, 2000
/s/ HILTON ISAACMAN Hilton Isaacman	Director	November 10, 2000
/s/ JOHANN LEITNER Johann Leitner	Director	November 10, 2000
/s/ LARRY H. UNRUH Larry D. Unruh	Director	November 10, 2000

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
ALTRIS SOFTWARE, INC.

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
Year ended September 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$69,000				$(1,000	)(a)	$68,000
Excess inventory reserve	$920,000						$920,000
Tax benefit reserve	$19,788,000		$(8,028,000	)(c)			$11,760,000

Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts	$194,000	$30,000			$(155,000	)(a)	$69,000
Excess inventory reserve	$651,000				$269,000	(b)	$920,000
Tax benefit reserve	$20,304,000		$(516,000	)(c)			$19,788,000

Year ended December 31, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts	$285,000	$133,000			$(224,000	)(a)	$194,000
Excess inventory reserve	$511,000	$140,000					$651,000
Tax benefit reserve	$18,523,000		$1,781,000	(c)			$20,304,000

(a)
Amount written off

(b)
Inventory scrapped or sold at less than cost

(c)
Valuation allowance against benefit recorded

QuickLinks

PART I
PART II
Report of Independent Certified Public Accountants
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
PART IV
SIGNATURES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS ALTRIS SOFTWARE, INC.