Form 10-Q
period 2001-03-31
ALTRIS SOFTWARE INC
filed 2001-05-08
CIK 813747

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15935

ALTRIS SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	95-3634089 (I.R.S. Employer Identification No.)

9339 CARROLL PARK DRIVE, SAN DIEGO, CA 92121
(Address of principal executive offices and zip code)

(858) 625-3000
(Registrants telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Number of shares of Common Stock outstanding at March 31, 2001: 30,841,920

    Number of Sequentially Numbered Pages: 13

ALTRIS SOFTWARE, INC.

INDEX

			Page Number
PART I.		FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations	4
		Consolidated Statements of Cash Flows	5
		Condensed Notes to the Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II.		OTHER INFORMATION	12

ALTRIS SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2001	September 30, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,403,000	$1,808,000
Receivables, net	1,593,000	498,000
Other current assets	402,000	173,000

Total current assets	3,398,000	2,479,000
Property and equipment, net	371,000	332,000
Computer software, net	2,713,000	3,209,000
Other assets	77,000	20,000

Total assets	$6,559,000	$6,040,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,802,000	$1,287,000
Accrued liabilities	1,220,000	1,050,000
Deferred revenue	3,418,000	2,347,000

Total current liabilities	6,440,000	4,684,000
Deferred revenue, long term portion	—	1,122,000

Total liabilities	6,440,000	5,806,000

Shareholders' Equity:
Common stock, no par value, 40,000,000 shares authorized; 30,841,920 and 30,291,565 issued and outstanding, respectively	73,865,000	74,025,000
Common stock warrants	718,000	718,000
Accumulated other comprehensive income (loss)	4,000	(3,000)
Accumulated deficit	(74,468,000)	(74,506,000)

Total shareholders' equity	119,000	234,000

Total liabilities and shareholders' equity	$6,559,000	$6,040,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2001	2000	2001	2000
Revenues:
Licenses	$1,487,000	$240,000	$2,868,000	$653,000
Services and other	1,822,000	1,427,000	3,342,000	2,670,000

Total revenues	3,309,000	1,667,000	6,210,000	3,323,000

Cost of revenues:
Licenses	457,000	277,000	795,000	570,000
Services and other	1,108,000	737,000	1,989,000	1,408,000

Total cost of revenues	1,565,000	1,014,000	2,784,000	1,978,000

Gross profit	1,744,000	653,000	3,426,000	1,345,000

Operating expenses:
Research and development	453,000	415,000	939,000	931,000
Marketing and sales	1,032,000	316,000	1,896,000	629,000
General and administrative	369,000	341,000	711,000	754,000

	1,854,000	1,072,000	3,546,000	2,314,000

Loss from operations	(110,000)	(419,000)	(120,000)	(969,000)
Gain on sale of interest in subsidiary	—	—	125,000	75,000
Interest and other income	24,000	1,000	38,000	13,000
Interest and other expense	(3,000)	(147,000)	(5,000)	(296,000)

Net income (loss)	$(89,000)	$(565,000)	$38,000	$(1,177,000)

Basic net income (loss) per common share	$—	$(0.05)	$—	$(0.09)

Diluted net income (loss) per common share	$—	$(0.05)	$—	$(0.09)

Shares used in computing basic net income (loss) per common share	30,841,000	13,122,000	30,743,000	12,512,000

Shares used in computing diluted net income (loss) per common share	30,841,000	13,122,000	31,112,000	12,512,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$38,000	$(1,177,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	589,000	969,000
Gain on sale of interest in subsidiary	(125,000)	(75,000)
Warrants issued to consultant	—	41,000
Changes in assets and liabilities, net of effect of dispositions:
Receivables, net	(359,000)	75,000
Inventory	—	59,000
Other assets	(260,000)	166,000
Accounts payable	323,000	(206,000)
Accrued liabilities	67,000	(158,000)
Deferred revenue	(664,000)	(229,000)
Other long-term liabilities	—	(57,000)

Net cash used in operating activities	(391,000)	(592,000)

Cash flows from investing activities:
Purchases of property and equipment	(29,000)	(9,000)
Net proceeds from sale of interest in subsidiary	—	75,000

Net cash (used in) provided by investing activities	(29,000)	66,000

Cash flows from financing activities:
Proceeds from exercise of stock options	3,000	18,000
Proceeds from Spescom loan	—	600,000
Net payments under revolving loan and bank agreements	—	(125,000)

Net cash provided by financing activities	3,000	493,000

Effect of exchange rate changes on cash	12,000	—

Net decrease in cash and cash equivalents	(405,000)	(33,000)
Cash and cash equivalents at beginning of period	1,808,000	246,000

Cash and cash equivalents at end of period	$1,403,000	$213,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

    The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Transition Report on Form 10-K for the transition period ended September 30, 2000. It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

    The accompanying consolidated balance sheet of the Company as of March 31, 2001 and the consolidated statements of operations and of cash flows for the six month periods ended March 31, 2001 and 2000 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In 2000, the Company changed its fiscal year end from December 31 to September 30.

Note 2—Statement of Cash Flows

    For the six months ending March 31, 2001, the following assets and liabilities have been excluded from the cash flow statement (see Note 3):

Accounts receivable, net	$736,000
Other assets	26,000
Property and equipment, net	103,000
Accounts payable	(192,000)
Accrued liabilities	(228,000)
Deferred revenue	(613,000)

Net liabilities assumed	$(168,000)

    The following is additional cash flow information:

	For the six months ended March 31,
	2001	2000
Supplemental cash flow information:
Interest paid	$3,000	$349,000

Schedule of noncash financing activities:
Accretion of dividends on mandatorily redeemable convertible preferred stock	$—	$420,000

Conversion of loan to common stock	$—	$500,000

Note 3—Spescom Transaction and Related Parties

    In May 1999, the Company completed a transaction with Spescom Ltd. ("Spescom"), whereby Spescom acquired a 60% ownership interest in the Company's former United Kingdom subsidiary, Altris Software Ltd. ("ASL"). In April 2000, the Company sold its remaining 40% ownership in ASL to Spescom. For the three months ended December 31, 2000, the Company recognized a gain of $125,000, which it had previously deferred relating to potential warranty claims arising from the sale of ASL.

    In the first quarter of fiscal 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly ASL) along with Spescom Ltd. U.K.'s document management business. Spescom UK is a wholly owned subsidiary of Spescom, which became the majority shareholder in the Company in April 2000. This business is now operated as a wholly-owned subsidiary, Spescom KMS. Prior to the acquisition, Spescom KMS had been the Company's exclusive distributor of the Company's eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities, the Company issued 550,000 shares of its common stock to Spescom. The net liabilities assumed of $168,000 were recorded as a charge against common stock.

    In November 2000 Spescom licensed software from the Company totaling $530,000. Under a royalty arrangement, Spescom also resells certain of the Company's software. The Company recognized royalty revenue of $30,000 and $38,000 for the three and six months ended March 31, 2001. No royalties were earned during the comparable periods of the prior year. As of March 31, 2001 and 2000, the Company had a liability to Spescom of $86,000 and $0, respectively. The Company purchased consulting services from Spescom totaling $6,000 and $52,000 for the three and six months ending March 31, 2001 compared to $0 for the three and six months ending March 31, 2000.

Note 4—Receivables

    Receivables consist of the following:

	March 31, 2001	September 30, 2000
Billed receivables	$1,617,000	$510,000
Unbilled receivables	79,000	56,000
Less allowance for doubtful accounts	(103,000)	(68,000)

	$1,593,000	$498,000

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

	For the three months ended March 31,		For the six months ended March 31,
	2001	2000	2001	2000
Net Income (Loss) Used:
Net income (loss)	$(87,000)	$(565,000)	$38,000	$(1,177,000)
Accretion of dividends on manditorily redeemable convertible preferred stock	—	(105,000)	—	(420,000)

Net income (loss) used in computing basic and diluted net income (loss) per share	$(87,000)	$(670,000)	$38,000	$(1,597,000)

Shares Used:
Weighted average common shares outstanding used in computing basic net income (loss) per common share	30,841,00	13,122,000	30,743,000	12,512,000

Weighted average common shares outstanding used in computing diluted net income (loss) per common share	30,841,000	13,122,000	31,112,000	12,512,000

    Based on the above table, the basic and diluted loss per share is $(0.0028) for the three months ending March 31, 2001. For the six months end March 31, 2001 the basic and diluted earnings per share is $.0012. For financial statement presentation purposes we have rounded the basic and diluted earnings per share for the three and six months ended March 31, 2001 to $0.00.

Note 6—Segment and Geographic Information

    The Company has one business segment which consists of the development and sale of a suite of client/server document management software products.

    Revenues by customer location are as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2001	2000	2001	2000
United States	$2,077,000	$1,576,000	$3,422,000	$3,139,000
Europe, primarily United Kingdom	1,175,000	87,000	2,128,000	168,000
Other International	57,000	4,000	660,000	16,000

	$3,309,000	$1,667,000	$6,210,000	$3,323,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE AND SIX MONTHS ENDED MARCH 31, 2000.

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

Revenues

    Revenues for the three and six months ended March 31, 2001 were $3,309,000 and $6,210,000, respectively, as compared to $1,667,000 and $3,323,000 for the three and six months ended March 31, 2000.

    For the three months ended March 31, 2001 revenues consisted of $1,487,000 (45%) in software licenses and $1,822,000 (55%) related to services and other revenue. This compares to software license revenues of $240,000 (14%) and services and other revenue of $1,427,000 (86%) for the three months ended March 31, 2000. For the six months ended March 31, 2001 revenues consisted of $2,868,000 (46%) in software licenses and $3,342,000 (54%) related to services and other revenues. This compares to $653,000 (20%) in software licenses and $2,670,000 (80%) related to services and other revenue for the six months ended March 31, 2000.

    Software license revenues increased $1,247,000 and $2,215,000 for the three and six month periods ended March 31, 2001 over the three and six month periods ended March 31, 2000. The increases are due primarily to additional new sales of the Altris eB product by Altris's United Kingdom wholly owned subsidiary, Spescom KMS Ltd., which was acquired by the Company in the quarter ended December 31, 2000 and whose results have been consolidated with the Company from October 1, 2000.

    Revenues generated from services increased $395,000 and $672,000 for the three and six month periods ended March 31, 2001 over the three and six month periods ended March 31, 2000. The increase is attributed to the additional fees being generated by Spescom KMS.

    A small number of customers have typically accounted for a large percentage of the Company's annual revenue. No customer accounted for more than 10% of total revenue for the six months ended March 31, 2001. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

    Gross profit as a percentage of revenue was 53% and 55% for the three and six month periods ended March 31, 2001, compared to gross profit percentages of 39% and 40% for the three and six month periods ended March 31, 2000. Gross profit consists of gross profit from licenses and gross profit from services and other. The increase in gross profit for the three and six months ended March 31, 2001 from the three and six months ended March 31, 2000 was due to the increased gross profit from licenses.

    Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. Gross profit from license revenues as a percentage of license revenues was 69% and 72% for the three and six months ended March 31, 2001, compared to a negative 15% and positive 13% for the three and six months ended March 31, 2000. The improvement in gross profit from licenses for the three and six months ended March 31, 2001, is the result of an increased volume of eB software sales. Additionally, eB sales were a greater percentage of license revenue for the three and six months ended March 31, 2001 than in the three and six months ended March 31, 2000, when third party software sales accounted for a larger proportion of sales. The largest expense in the cost of license revenue is the fixed cost of software amortization, which results in improved gross profit margin as the volume of eB sales increases.

    Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance. Gross profit from services and other revenue as a percentage of services and other revenue was 39% and 40% for the three and six months ended March 31, 2001, compared to 48% and 47% for the three and six periods ended March 31, 2000. The decreases in gross profit from services and other revenues during the three and six month periods was due principally to the additional expenses from Spescom KMS. These additional expenses consisted of personnel costs associated with consulting services and support.

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

Operating Expenses

    Research and development expense for the three and six months ended March 31, 2001 was $453,000 and $939,000 as compared to $415,000 and $931,000 for the three and six month periods ended March 31, 2000. The slight increase in research and development for the three and six months ended March 31, 2001 was due primarily to an increase in the number of personnel and associated costs.

    Marketing and sales expense for the three and six months ended March 31, 2001 was $1,032,000 and $1,896,000 as compared to $316,000 and $629,000 for the three and six months ended March 31, 2000. The increase for the three and six months is due to the additional expenses from Spescom KMS. Additionally, expense increased due to additional personnel and associated costs, which relate to the increasing sales and marketing effort by the Company.

    General and administrative expense was $369,000 and $711,000 for the three and six months ended March 31, 2001 as compared to $341,000 and $754,000 for the three and six month period ended March 31, 2000. The increase for the three months is due to the additional expenses from Spescom KMS. The decrease for the six months was primarily due to the reversal of a reserve the Company had established for a customer dispute.

    The gain on the sale of an interest in a subsidiary was $125,000 for the six months ended March 31, 2001 as compared to $75,000 for the six months ended March 31, 2000. The increase is due to the recognition of a deferred gain, which originated from the sale of an interest in a subsidiary of the Company in the quarter ended June 30, 1999. See Note 3 of the Condensed Notes to the Consolidated Financial Statements.

    Interest and other income was $24,000 and $38,000 for the three and six months ended March 31, 2001 as compared to $1,000 and $13,000 for the three and six months ended March 31, 2000. The increase for the three and six months is primarily due to additional interest earned from investments on higher cash balances in the current quarter and year.

    Interest and other expense was $3,000 and $5,000 for the three and six months ended March 31, 2001 as compared to $147,000 and $296,000 for the three and six months ended March 31, 2000. The decrease for the three and six months is due to a lower debt balance as a result of the conversion of the Company's subordinated debt into common stock and pay-off of its banking facilities as part of the investment in the Company by Spescom Ltd. in April 2000. See Note 3 of the Condensed Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, the Company's cash and cash equivalents totaled $1,403,000 as compared to $213,000 at March 31, 2000, and its current ratio was .5 to 1. For the quarter ended March 31, 2001, cash used in operating and investing activities totaled $420,000, while cash provided by financing activities totaled $3,000.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Currency

    The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. In the six months ended March 31, 2001, revenue from the United States, Europe and other locations in the world were 55%, 34% and 11%, respectively. This compares to 95%, 5% and 0%, respectively for the same period in 2000. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 4—Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders was held on March 6, 2001. At the meeting, the shareholders approved a proposal to amend the Company's 1996 Stock Incentive Plan to increase the aggregate number of shares of Common Stock reserved for issuance from 1,425,000 to 2,425,000 shares. The proposal was approved with 28,721,387 shares voting for, 285,317 shares voting against and 29,622 shares abstaining.

    In addition, at the meeting, the shareholders approved the election of the following individuals as directors who will hold the office until the next annual meeting: Roger H. Erickson, D. Ross Hamilton, Hilton Isaacmen, and Larrry D. Unruh.

Item 6—Exhibits and Reports on Form 8-K:

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIS SOFTWARE, INC.

By:	/s/ JOHN W. LOW John W. Low Chief Financial Officer

Dated:	May 8, 2001

QuickLinks

ALTRIS SOFTWARE, INC. INDEX
ALTRIS SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ALTRIS SOFTWARE, INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
Item 1—Legal Proceedings
Item 4—Submission of Matters to a Vote of Security Holders
Item 6—Exhibits and Reports on Form 8-K
SIGNATURES