Form 10-Q
period 2001-06-30
ALTRIS SOFTWARE INC
filed 2001-08-14
CIK 813747

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of Common Stock outstanding at June 30, 2001: 30,841,920

    Number of Sequentially Numbered Pages: 13

ALTRIS SOFTWARE, INC.
INDEX

Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Condensed Notes to the Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II. OTHER INFORMATION	12

ALTRIS SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	September 30, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$628,000	$1,808,000
Receivables, net	848,000	498,000
Other current assets	382,000	173,000

Total current assets	1,858,000	2,479,000
Property and equipment, net	329,000	332,000
Computer software, net	2,452,000	3,209,000
Other assets	76,000	20,000

Total assets	$4,715,000	$6,040,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,503,000	$1,287,000
Accrued liabilities	1,208,000	1,050,000
Deferred revenue	2,036,000	2,347,000

Total current liabilities	4,747,000	4,684,000
Deferred revenue, long term portion	—	1,122,000

Total liabilities	4,747,000	5,806,000

Shareholders' Equity:
Common stock, no par value, 40,000,000 shares authorized; 30,841,920 and 30,291,565 issued and outstanding, respectively	73,843,000	74,025,000
Common stock warrants	718,000	718,000
Accumulated other comprehensive income	(31,000)	(3,000)
Accumulated deficit	(74,562,000)	(74,506,000)

Total shareholders' equity	(32,000)	234,000

Total liabilities and shareholders' equity	$4,715,000	$6,040,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2001	2000	2001	2000
Revenues:
Licenses	$1,749,000	$440,000	$4,617,000	$1,093,000
Services and other	1,385,000	1,246,000	4,727,000	3,916,000

Total revenues	3,134,000	1,686,000	9,344,000	5,009,000

Cost of revenues:
Licenses	272,000	273,000	1,067,000	843,000
Services and other	960,000	695,000	2,949,000	2,103,000

Total cost of revenues	1,232,000	968,000	4,016,000	2,946,000

Gross profit	1,902,000	718,000	5,328,000	2,063,000

Operating expenses:
Research and development	516,000	461,000	1,455,000	1,392,000
Marketing and sales	1,063,000	402,000	2,959,000	1,031,000
General and administrative	426,000	160,000	1,137,000	914,000

	2,005,000	1,023,000	5,551,000	3,337,000

Loss from operations	(103,000)	(305,000)	(223,000)	(1,274,000)
Gain on sale of interest in subsidiary	—	—	125,000	75,000
Interest and other income	16,000	23,000	54,000	36,000
Interest and other expense	(7,000)	(58,000)	(12,000)	(354,000)

Net loss	$(94,000)	$(340,000)	$(56,000)	$(1,517,000)

Basic net loss per common share	$0.00	$0.00	$0.00	$(0.11)

Diluted net loss per common share	$0.00	$0.00	$0.00	$(0.11)

Shares used in computing basic net loss per common share	30,842,000	24,812,000	30,776,000	16,598,000

Shares used in computing diluted net loss per common share	30,842,000	24,812,000	30,776,000	16,598,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(56,000)	$(1,517,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	893,000	1,226,000
Gain on sale of interest in subsidiary	(125,000)	(75,000)
Warrants issued to consultant	—	41,000
Changes in assets and liabilities, net of effect of dispositions:
Receivables, net	386,000	(155,000)
Inventory	—	59,000
Other assets	(239,000)	349,000
Accounts payable	24,000	(530,000)
Accrued liabilities	33,000	(91,000)
Deferred revenue	(2,046,000)	(466,000)
Other long-term liabilities	—	(242,000)

Net cash used in operating activities	(1,130,000)	(1,401,000)

Cash flows from investing activities:
Purchases of property and equipment	(30,000)	(31,000)
Net proceeds from sale of interest in subsidiary	—	75,000
Purchases of software	—	(211,000)

Net cash used in investing activities	(30,000)	(167,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,000	42,000
Proceeds from issuance of common stock	—	3,700,000
Proceeds from Spescom loan	—	600,000
Net repayments under revolving loan and bank agreements	—	(997,000)

Net cash provided by financing activities	3,000	3,345,000

Effect of exchange rate changes on cash	(23,000)	—

Net increase (decrease) in cash and cash equivalents	(1,180,000)	1,777,000
Cash and cash equivalents at beginning of period	1,808,000	246,000

Cash and cash equivalents at end of period	$628,000	$2,023,000

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

    The accompanying consolidated balance sheet of the Company as of June 30, 2001 and the consolidated statements of operations and of cash flows for the nine month periods ended June 30, 2001 and 2000 are unaudited. The consolidated financial statements and related condensed notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In 2000, the Company changed its fiscal year end from December 31 to September 30.

Note 2—Statement of Cash Flows

    For the nine months ending June 30, 2001, the following assets and liabilities of Spescom Ltd. UK have been excluded from the cash flow statement (see Note 3):

Accounts receivable, net	$736,000
Other assets	26,000
Property and equipment, net	103,000
Accounts payable	(192,000)
Accrued liabilities	(250,000)
Deferred revenue	(613,000)

Net liabilities assumed	$(190,000)

    The following is additional cash flow information:

	For the nine months ended June 30,
	2001	2000
Supplemental cash flow information:
Interest paid	$12,000	$183,000

Schedule of noncash financing activities:
Accretion of dividends on mandatorily redeemable convertible preferred stock	$—	$238,000

Settlement of liability from shareholder lawsuit	$—	$1,128,000

Conversion of preferred stock to common stock	$—	$3,423,000

Conversion of subordinated debt to common stock	$—	$3,208,000

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

    In the first quarter of fiscal 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly ASL) along with Spescom Ltd. U.K.'s document management business. Spescom UK is a wholly owned subsidiary of Spescom, which became the majority shareholder in the Company in April 2000. This business is now operated as a wholly-owned subsidiary, Spescom KMS. Prior to the acquisition, Spescom KMS had been the Company's exclusive distributor of the Company's eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities, the Company issued 550,000 shares of its common stock to Spescom. The net liabilities assumed of $190,000 were recorded as a charge against common stock.

    In November 2000, Spescom licensed software from the Company totaling $530,000. Under a royalty arrangement, Spescom also resells certain of the Company's software. The Company recognized royalty revenue of $8,000 and $38,000 for the three and nine months ended June 30, 2001. No royalties were earned during the comparable periods of the prior year. As of June 30, 2001 and 2000, the Company had a liability to Spescom of $79,000 and $0, respectively. The Company purchased consulting services from Spescom totaling $0 and $48,000 for the three and nine months ending June 30, 2001 compared to no purchases for the three and nine months ending June 30, 2000. Part of the liability to Spescom was interest expense. Interest is accrued at 9.2% per annum. For the three months and nine months ending June 30, 2001 interest expense amounted to $2,000 and $4,000, respectively.

Note 4—Receivables

    Receivables consist of the following:

	June 30, 2001	September 30, 2000
Billed receivables	$937,000	$510,000
Unbilled receivables	—	56,000
Less allowance for doubtful accounts	(89,000)	(68,000)

	$848,000	$498,000

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

	For the three months ended June 30,		For the nine months ended June 30,
	2001	2000	2001	2000
Net Income (Loss) Used:
Net income (loss)	$(94,000)	$(340,000)	$(56,000)	$(1,517,000)
Accretion of dividends on manditorily redeemable convertible preferred stock	—	(28,000)	—	(238,000)

Net income (loss) used in computing basic and diluted net income (loss) per share	$(94,000)	$(368,000)	$(56,000)	$(1,755,000)

Shares Used:
Weighted average common shares outstanding used in computing basic net income (loss) per common share	30,842,000	24,812,000	30,776,000	16,598,000

Weighted average common shares outstanding used in computing diluted net income (loss) per common share	30,842,000	24,812,000	30,776,000	16,598,000

    Based on the above table, the basic and diluted loss per share is $0.003 for the three months ending June 30, 2001. For the nine months ending June 30, 2001 the basic and diluted loss per share is $.002. For financial statement presentation purposes we have rounded the basic and diluted loss per share for the three and nine months ended June 30, 2001 to $0.00. The potential dilutive common stock instruments were not used in the computation of earnings per share for the three and nine months ended June 30, 2000. Their inclusion would have been antidiltuive due to the ner loss incurred at three and nine months.

Note 6—Segment and Geographic Information

    The Company has one business segment which consists of the development and sale of a suite of client/server document management software products. Revenues by customer location are as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2001	2000	2001	2000
United States	$2,360,000	$1,551,000	$5,782,000	$4,690,000
Europe, primarily United Kingdom	753,000	124,000	2,881,000	292,000
Other International	21,000	11,000	681,000	27,000

	$3,134,000	$1,686,000	$9,344,000	$5,009,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE AND NINE MONTHS ENDED JUNE 30, 2000.

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

Revenues

    Revenues for the three and nine months ended June 30, 2001 were $3,134,000 and $9,344,000, respectively, as compared to $1,686,000 and $5,009,000 for the three and nine months ended June 30, 2000.

    For the three months ended June 30, 2001 revenues consisted of $1,749,000 (56%) in software licenses and $1,385,000 (44%) related to services and other revenue. This compares to software license revenues of $440,000 (26%) and services and other revenue of $1,246,000 (74%) for the three months ended June 30, 2000. For the nine months ended June 30, 2001 revenues consisted of $4,617,000 (49%) in software licenses and $4,727,000 (51%) related to services and other revenues. This compares to $1,093,000 (22%) in software licenses and $3,916,000 (78%) related to services and other revenue for the nine months ended June 30, 2000.

    Software license revenues increased $1,309,000 and $3,524,000 for the three and nine month periods ended June 30, 2001 over the three and nine month periods ended June 30, 2000. The increases are due primarily to additional new sales of the Altris eB product by the Company's United Kingdom wholly owned subsidiary, Spescom KMS Ltd., whose results have been consolidated with the Company from October 1, 2000. Additional software sales by the Company in the United States contribuited to the increase for the three month period.

    Revenues generated from services increased $139,000 and $811,000 for the three and nine month periods ended June 30, 2001 over the three and nine month periods ended June 30, 2000. The increase is attributed to the additional fees being generated by Spescom KMS.

    A small number of customers have typically accounted for a large percentage of the Company's annual revenue. One customer accounted for 18% of total revenue for the nine months ended June 30, 2001. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

    Gross profit as a percentage of revenue was 61% and 57% for the three and nine month periods ended June 30, 2001, compared to gross profit percentages of 43% and 41% for the three and nine month periods ended June 30, 2000. Gross profit consists of gross profit from licenses and gross profit from services and other. The increase in gross profit for the three and nine months ended June 30, 2001 from the three and nine months ended June 30, 2000 was due to the increased gross profit from licenses.

    Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. Gross profit from license revenues as a percentage of license revenues was 84% and 77% for the three and nine months ended June 30, 2001, compared to 38% and 23% for the three and nine months ended June 30, 2000. The improvement in gross profit from licenses for the three and nine months ended June 30, 2001, is the result of an increased volume of software sales. Additionally, eB software sales were a greater percentage of license revenue for the three and nine months ended June 30, 2001 than in the three and nine months ended June 30, 2000, when third party software sales accounted for a larger proportion of sales. The largest expense in the cost of license revenue is the fixed cost of software amortization, which results in improved gross profit margin as the volume of eB sales increases.

    Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance. Gross profit from services and other revenue as a percentage of services and other revenue was 31% and 38% for the three and nine months ended June 30, 2001, compared to 44% and 46% for the three and nine periods ended June 30, 2000. The decreases in gross profit from services and other revenues during the three and nine month periods was due principally to the additional expenses from Spescom KMS. These additional expenses consisted of personnel costs associated with consulting services and support.

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

Operating Expenses

    Research and development expense for the three and nine months ended June 30, 2001 was $516,000 and $1,455,000 as compared to $461,000 and $1,392,000 for the three and nine month periods ended June 30, 2000. The slight increase in research and development for the three and nine months ended June 30, 2001 was due primarily to an increase in the number of personnel and associated costs.

    Marketing and sales expense for the three and nine months ended June 30, 2001 was $1,063,000 and $2,959,000 as compared to $402,000 and $1,031,000 for the three and nine months ended June 30, 2000. The increase for the three and nine months is due to the additional expenses from Spescom KMS. Additionally, expense increased due to additional personnel and associated costs, which relate to the increasing sales and marketing efforts by the Company.

    General and administrative expense was $426,000 and $1,137,000 for the three and nine months ended June 30, 2001 as compared to $160,000 and $914,000 for the three and nine month period ended June 30, 2000. The increase for the three months is due to the additional expenses from Spescom KMS.

    The gain on the sale of an interest in a subsidiary was $125,000 for the nine months ended June 30, 2001 as compared to $75,000 for the nine months ended June 30, 2000. The increase is due to the recognition of a deferred gain, which originated from the sale of an interest in a subsidiary of the Company in the quarter ended June 30, 1999. See Note 3 of the Condensed Notes to the Consolidated Financial Statements.

    Interest and other income was $16,000 and $54,000 for the three and nine months ended June 30, 2001 as compared to $23,000 and $36,000 for the three and nine months ended June 30, 2000. The increase for the nine months is primarily due to additional interest earned from investments on higher cash balances in the current quarter and year.

    Interest and other expense was $7,000 and $12,000 for the three and nine months ended June 30, 2001 as compared to $58,000 and $354,000 for the three and nine months ended June 30, 2000. The decrease for the three and nine months is due to a lower debt balance as a result of the conversion of the Company's subordinated debt into common stock and pay-off of its banking facilities as part of the investment in the Company by Spescom Ltd. in April 2000. See Note 3 of the Condensed Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2001, the Company's cash and cash equivalents totaled $628,000 as compared to $1,808,000 at September 30, 2000, and its current ratio was .4 to 1. For the quarter ended June 30, 2001, cash used in operating and investing activities totaled $1,160,000, while cash provided by financing activities totaled $3,000.

    Management believes that the Company's current cash level, as well as additional cash that may be generated from its results of operations and financing available from Spescom Ltd., will be sufficient to meet its short-term needs for working capital. The Company's future liquidity will depend to a material degree on its ability to generate new system sales of Altris eB in the near term, which cannot be assured, along with raising additional cash through a debt or equity offering.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Currency

    The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. In the nine months ended June 30, 2001, revenue from the United States, Europe and other locations in the world were 62%, 31% and 7%, respectively. This compares to 93%, 6% and 1%, respectively for the same period in 2000. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

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

ALTRIS SOFTWARE, INC.
By:	/s/ JOHN W. LOW John W. Low Chief Financial Officer
Dated:	August 14, 2001

QuickLinks

ALTRIS SOFTWARE, INC. INDEX
ALTRIS SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
ALTRIS SOFTWARE, INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES