Form 10-K
period 2001-09-30
ALTRIS SOFTWARE INC
filed 2001-11-23
CIK 813747

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2001
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

Common Stock

(Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of the voting stock on October 25, 2001, held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $7,710,397

    The number of shares outstanding of the Registrant's Common Stock at the close of business on October 25, 2001 was 30,841,590.

*
Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

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

Item 1. BUSINESS

    Altris Software, Inc. (the "Company") develops, markets and supports an integrated suite of document, configuration and records management software products. These products enable users in a broad range of industries to manage, share and distribute critical business information regarding their customers, products, assets and processes in an efficient manner. The fact that the Company has integrated document, configuration and records management functionality in a modern three-tier architecture, is a major differentiator and allows the Company to address the information management needs of an enterprise in a holistic manner. The Company's products provide several key business benefits including interoperability and scalability across an enterprise, deployment over the web, an extensive range of product tools and features, quick cost-effective implementation, increasing network efficiency using the Company's targeted image extraction technology ("TIE-Technology™") to substantially reduce network bandwidth requirements and the ability to document-enable existing applications. In addition, the open architecture of the Company's products permits them to be used in a standardized fashion and enables sophisticated customization and integration with existing business applications.

    The Company has historically sold its suite of products through its direct sales force and through complementary indirect channels primarily consisting of value-added resellers ("VARs"), systems integrators and original equipment manufacturers ("OEMs"). The Company has established a strong market presence in the utility, local government, manufacturing, and transportation and other processing industries both domestically and internationally.

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

    In the first quarter of fiscal 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly ASL) along with Spescom Ltd. U.K.'s document management business. Spescom UK is a wholly owned subsidiary of Spescom, which became the majority shareholder in the Company in April 2000. This business is now operated as a wholly owned subsidiary, Spescom KMS. Prior to the acquisition, Spescom KMS had been the Company's exclusive distributor of the Company's eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities, the Company issued 550,000 shares of its common stock to Spescom. The net liabilities assumed of $190,000 were recorded as a charge against common stock.

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

    Whatever the format and wherever the location, unstructured data represents information which is essential to a company's business and which forms a key part of a company's intellectual capital. In today's competitive marketplace, companies need the ability to leverage their intellectual capital; however, limitations on a company's ability to access, process and communicate this information has restrained the productivity of businesses at both the individual and team levels. Without an effective means of obtaining business information, workers are often forced to re-create documents from scratch, duplicating effort and increasing the margin for error. In addition, professionals often spend a significant amount of their time locating documents rather than engaging in higher-value activities. Additional complexity results where documents must be accessed and revised by teams of workers dispersed throughout an enterprise that may operate different desktop software and computers. The lack of effective tools for communicating and sharing information and for automating the business logic makes this process even more time-consuming, inefficient and error-prone.

    Electronic document management systems were developed to enable customers to effectively and efficiently manage, share and distribute critical business information. The Gartner Group, an information technologies consulting group, has estimated that 2001 revenues generated from software sales in the global document technologies market will total $10.6 billion.

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

    A further business process that is being adopted by more and more enterprises is that of configuration management. Configuration management is the process of managing an organization's products, assets and processes by managing their requirements, including changes, and assuring that conformance is maintained in each case. It enables documents to be linked to physical or virtual items creating multi-dimensional relationships to be defined. This results in the creation of contextual maps and the ability to perform change effects analysis.

The Company's Software Solution

    The Company's suite of three-tier, document, configuration and records management software products enables users to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. In addition, the Company has expanded its products capabilities to associate critical business information to physical assets. The Company's suite of products provides several key business benefits, including those described below:

    Interoperability/enterprise scalability.  The Company's suite of products operates on most common hardware, software, network and database platforms, including Microsoft Windows 95™ and 98™, Windows NT™, Windows2000 and UNIX operating systems for the database component and Oracle and Microsoft database platforms. In addition, the Company's products are designed for enterprise-wide scalability so that organizations can deploy solutions that not only meet the needs of departments but also scale to an entire enterprise with multiple divisions and thousands of users worldwide.

    Extensive functionality.  The document and configuration management and library functions of the Company's products allow businesses to store, organize and manage both simple and complex documents within their organizations. Users can find and access information through full or partial field searches or full text searches by keyword or by a combination of words. The Company's products provide extensive computerized controls designed to permit only authorized users to access information. In addition to the document management and library functions, the Company's products also include powerful tools enabling users to make comments, annotations and redline overlays on documents on-line without changing the underlying information, thus replacing traditional markups on paper documents and streamlining the review process. The Company's products integrate with existing e-mail systems and run in conjunction with popular Internet Web Browsers such as Microsoft Internet Explorer.

    The eB DC product enables a document management environment capable of addressing the full life cycle of documents within the context of the enterprise assets, processes and organizations. The identification and access to documents in the context of processes and functions, through user-definable structures, enables flexible identification, query and report on relevant documents and associated data-it provides a logical way of storing and accessing documents. Document records are maintained as a user-defined references to any data stored anywhere on any media in any format i.e. paper, microfilm, electronic, etc. Electronic master copies of documents are stored in one or more predefined electronic read only vaults and multiple locations for hard copies of documents can be specified. It provides for the management of document change and change effects analysis as well as document usage and distribution. Access control and permissions mechanisms ensure the safety of company data in a multi-user environment. Third party applications such as MS Office tools, editors or viewers can be directly launched to improve document access. As an option, powerful eB viewers using overview technology are available to provide high-speed viewing and redlining of scanned images and documents over low speed WAN links. Embedded business rules and integrity checks maintains transactional and document content integrity.

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

Strategy

    The Company's strategy includes the following key elements:

    Extend technology leadership.  The Company continually seeks to extend its position as a technology leader in developing and marketing integrated document, configuration and records management solutions. The Company intends to do this by (i) continuing to enhance the features and functionality of its current products, including by adding and enhancing tools that allow users to customize the graphical user interfaces ("GUIs"), layout and menu items to fit their own needs; (ii) designing additional APIs to simplify tailoring by both users and application developers; (iii) providing users with administrative tools that enable systems operators to monitor individual use, network traffic and printing volume; (iv) enhancing the API's to operate more seamlessly across internet infrastructures; (v) extending the concept of document management into the domain of document control utilizing state of the art configuration management technology.

    In March 1999, the Company released its eB® product which is built on a three-tier architecture, allowing users to choose between "thin" and "thick" client models on the desktop (including Internet/intranet) and to deploy process and data servers more efficiently. (A "thin" client model uses a client/server architecture with most of the applications stored on the server rather than on the client, while a "thick" client model stores most of the applications on the client rather than the server.) eB is designed to provide a wide range of tools for information exchange and review, system administration, configuration and tailoring plus desktop tools for easy modification of the look-and-feel and extension of functionality. eB will support common enterprise tools such as Microsoft Office™, BackOffice™ and MS-Exchange™.

    In June 2000, the Company released eB DocController that extends traditional document management functionality by allowing documents to be placed under "configuration control," thereby providing the ability to associate documents at various revision levels as a single manageable entity.

    Focus direct selling efforts on select vertical markets.  The Company focuses its direct sales force on select vertical markets with compelling business needs for the Company's document and configuration management solutions. The Company has established a strong market presence in the utility, local government, manufacturing, transportation and petrochemical and other processing industries both domestically and internationally. The Company intends to continue its direct sales and marketing force to increase its market penetration in these industries as well as in certain other select vertical markets, including telecommunication providers, defense and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, financial institutions, property management companies and architecture firms.

    Expand indirect distribution channels.  The Company intends to continue to build and develop its existing VAR, systems integrator and OEM channels, which are targeted primarily at industries not covered by its direct sales force in order to reach the broadest customer base. The Company is expanding its VAR and systems integrator channel by increasing training and support programs, developing additional software tools to facilitate configuration and recruiting additional VARs and systems integrators in key geographical and vertical markets. The Company's United Kingdom based subsidiary, Spescom Software Ltd, serves as a primary channel for sales and distribution of the Company's products outside of the U.S., Canada, Mexico and South America.

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

Customers

    The following are examples of customers who are using the Company's products:

    Utilities.  Within the utilities industry, countless documents relating to plant management, facility maintenance and support, transmittal processing and tracking and statutory compliance must be current and readily available at all times. Furthermore, with pending deregulation, utilities are under increasing pressure to minimize their costs. The Company has installed document management solutions at more than 25 utilities around the world. In one example, a commercial utility was relying on more than 2,000,000 microfilm documents, 750,000 paper documents and 110,000 aperture cards (a form of microfilm technology) for its daily operations. Beginning in the engineering department, the Company added a document management solution containing its TIE-Technology, which transformed the paper system into an integrated part of the utility's existing applications, including its workflow applications. The utility purchased a license for an enterprise-wide deployment covering 2,000 individual users. The Company's solution enables all current and historic plant records, including those generated by word processors and spreadsheet programs, to be readily available throughout the utility.

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

    A key part of the Company's direct sales efforts are focused on upgrading existing customers to the new eB® product. Existing customers who currently have maintenance contacts for the Company's products receive a "like for like" free license upgrade to eB. Additional license and service revenue is available for expansion and conversion to these systems.

    As of September 30, 2001, the Company's sales and marketing organization consisted of 28 employees 20 based in the U.S and 8 based in the UK. The Company's field sales force regularly conducts presentations and demonstrations of the Company's suite of products to management and users at customer sites as part of the direct sales effort. Sales cycles for the Company's products generally last from six to twelve months.

Indirect distribution channels

    Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company. Sales through indirect channels accounted for 23%, 12% and 12% of the Company's total revenue for fiscal 2001 and 2000, respectively.

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

Services and Support

    The Company believes that a high level of services and support are critical to its performance. As a result, the Company maintains a telephone hotline to provide technical assistance and software support directly to its end users on an as-needed basis. The Company also provides technical support, maintenance, training and consulting to its VARs, systems integrators and OEMs, which in turn provide technical support services directly to end-users. These services are designed to increase end-user satisfaction, provide feedback to the Company as to end-users' demands and requirements and generate recurring revenue. The Company deployed its eSupport website during 2001 enabling customers and partners to obtain support on a self-service basis. The Company plans to continue to expand its support programs as the depth and breadth of the products offered by the Company increase.

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

Technical support and software maintenance

    The Company, in conjunction with its VARs and systems integrators, offers end-users a software maintenance program that includes software updates provided by the Company to end-users and technical support provided by the VARs and systems integrators. Telephone consultation is provided by the Company to VARs and systems integrators in response to end-user questions that VARs and systems integrators are unable to answer. VARs and systems integrators typically charge end-users a fee for maintenance and support of the entire EDMS and imaging system, including software and hardware. In turn, the Company charges VARs and systems integrators an annual fee based upon a percentage of the then-current list prices of the licensed software.

Warranty

    The Company generally includes a 90-day limited warranty with software licenses. During the warranty period, end-users are entitled to corrections for documented program errors. The services provided during the warranty period may be extended by the end-user entering into the Company's software maintenance program.

Products

    The Company's suite of multi-tier, document, configuration and records management software products enables users to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. The underlying architecture for the Company's products employs a model designed to ensure scalability, modularity and high performance. The Company's suite of products is grouped into three main categories, which are Core Document Services, Client Interfaces and Toolkits.

Core Document Services

    The Company's EDMS Server, which is the central component of the document management system, provides document capture, storage, distribution, version control, check-in/check-out, process and transaction management. The EDMS Server manages documents of all types, including CAD, image, multi-media and text, as well as compound or virtual documents consisting of multiple document types and documents that are edited in one format and distributed in another (for example, editing a CAD application and distributing in an image format, or editing in Microsoft Office™ and distributing in a printed document format). Some examples of core document services include:

  •
  Capture: Documents are loaded individually or in batches and moved through a process, which includes quality control, indexing and storage. Multiple indexing options are provided, including indexing by structured fields, keywords or full text. For documents residing in hardcopy format, an intermediate recognition step is performed by optical character recognition ("OCR") to create searchable ASCII text. In addition, integrated Computer Output to Laser Disc ("COLD") technology provides the ability to capture structured data and retain and present it in report format, allowing searches against the reports.

  •
  Library services: The EDMS Server provides comprehensive library functions, including storage, management, distribution, routing, check-in/check-out, version control and change management. Documents of all formats are managed in a secure environment, which can provide distribution to authorized users at remote sites. The EDMS Server permits storage to a wide variety of media, including CD-ROM, magnetic disk, optical disks and a redundant array of inexpensive disks ("RAID") and uses caching and other functions to enhance performance. The EDMS

    Server enables the secure check-in/check-out of documents for editing, routing for comment or approval and management of the revision history.

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

  •
  Distribution: Documents can be distributed in hard copy through a printer, plotter or fax machine. The output can be tagged with information such as the date and time, the identity of the requestor and a standard warning label. The output is automatically rotated and scaled for optimum fit to paper. Documents can also be distributed on-line over LANs, WANs and the Internet, thereby facilitating annotating, redlining and editing. Additionally, documents can be distributed through a wide variety of other media, including CD-ROM, magnetic disk, optical disks and RAID. To address network traffic limitations, the Company has developed its TIE-Technology, which displays documents at significantly faster rates than competing products.

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

Client Interfaces

    The Company offers a variety of system GUIs to allow users to obtain the most desirable combination of functionality and style. Key system interfaces include:

  •
  eB® The Company's eB product is designed for office and technical and engineering environments and provides a graphical interface to the EDMS Server, enabling users to search for, display and route documents. In addition, as optional added features, eB can enable users to add documents and access such functions as graphical workflow and full text search.

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

  •
  GIS Connect: The Company's GIS Connect offering enables documents to be accessed from a GIS front-end. This provides users with the ability to rapidly locate information from within a GIS application. The Company has provided this integration with ESRI, the worlds largest provider of GIS solutions.

Toolkit

    The Company's customers generally have unique needs for their document, configuration and records management systems and associated user interfaces. To address these needs, the Company provides embedded APIs to simplify tailoring by both users and application developers, thereby enabling customers to effectively customize and integrate applications with existing information infrastructure. The Company's toolkits include APIs for document viewing, scanning, markup, raster editing and printing, as well as APIs for manipulating data in document databases. The Company also offers toolkits that provide customers with the ability to document-enable applications built with C/C++, Powerbuilder and Visual BASIC, as well as existing, legacy UNIX, mini or mainframe applications.

    The Company's desktop products run on Microsoft Windows 95™, 98™, 2000 and Windows NT™ operating systems, and its EDMS Application Server runs on Windows NT and supports databases and file servers on a range of server hardware including a variety of UNIX platforms such as Hewlett-Packard, IBM and Sun, as well as Microsoft Windows NT. The system operates in conjunction with industry-standard RDBMS including Oracle and Microsoft Sequel Server. The system also embeds leading full-text search technologies from Fulcrum, and connects to leading e-mail packages such as Microsoft Exchange and Lotus Notes.

    Pricing for the Company's systems can vary substantially based upon the particular features of the system and peripheral-device content (e.g., scanners, printers, workstations, etc.). While pilot systems begin at a price of approximately $15,000 for a small office system, the price of full-scale enterprise systems can range up to several million dollars. In the past, most systems ordered from the Company have ranged from $150,000 to $1,500,000. Once an electronic document management system is installed, the Company generally receives ongoing revenues from follow-on contracts as a result of enhancements, expansion and maintenance. Enhancements can modify a system in order to, among other things, accommodate more documents or users, interface with different peripheral devices, update the system with recently developed improvements (including improvements which increase the speed of the system) or implement other changes in response to changes in the customer's general data processing environment. Variations in both the size and timing of orders can result in significant fluctuations in the Company's revenues on a quarterly basis.

Product Development

    The Company's product development efforts are focused on providing customers with the most technologically advanced solutions for their document, configuration and records management needs. The Company believes that the marketplace is rapidly moving toward demanding that all corporate information, structured and unstructured, simple and complex, be managed as a consistent and interconnected global enterprise network. This trend demands that products and services work across technology platforms, across the web, business processes and geographic locations to establish real-time document management systems with imaging and configuration management capabilities. The need to manage global enterprise networks encompasses many different forms of information, including small and large documents and other complex information objects (x-rays, photos, color JPEG files, etc.). The Company has responded to this market evolution by developing new approaches to deal with the problem of accessing very large documents or information objects over WANs, LANs, and the web and intends to continue to devote research and development activity to this area.

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

    In the fiscal year ended September 30, 2001, the nine months ended September 30, 2000, and the year ended December 31, 1999, the Company's research and product development expenses were approximately $1,963,000, $1,362,000 and $3,137,000, respectively. Development is also conducted within the scope of a customer contract if a customer requires additional functionality not provided by the Company's present systems.

    In 2001, the Company continued its work to add functionality to eB. The Company intends to focus its development effort on enhancing eB with new features such as extended web functionality. The Company also intends to add records management capabilities to eB to provide archive and retention policies for customers such as nuclear power plants and other regulated industries. The Company plans to develop specific applications for the vertical markets on which the Company has focused. The Company believes that the modular and open nature of eB provides an excellent platform for these market applications. The Company is a member of the Microsoft Developer Network (MSDN), which allows the Company to properly plan for support for the latest Microsoft environments.

    There can be no assurance that the eB product suite will receive market acceptance. The Company's product development efforts with respect to eB are expected to continue to require substantial investments by the Company, and there can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has experienced product development delays in the past, and may experience delays in the future. Lack of market acceptance of the Company's eB product suite, or failure to accurately anticipate customer demand and meet customer performance requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

    The Company also faces indirect competition from systems integrators and VARs. The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendation of its products to potential purchasers. Although the Company seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company were unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position would be materially and adversely affected. Further, there can be no assurance that these third parties will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationship with, or support of, the Company and its products. In addition, RDBMS vendors, such as Oracle and Sybase, and other software developers such as Microsoft, may compete with the Company in the future. Like the Company's current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and a larger installed base of customers than the Company.

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

Product Backlog and Current Contracts

    The Company's contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At September 30, 2001, the Company's contract backlog was $2,262,000, as compared to $4,563,000 at September 30, 2000. The Company expects $2,262,000 of the September 30, 2001 backlog to be completed in fiscal 2002, as compared to $3,421,000, of the September 30, 2000 backlog, which the Company then expected to complete in 2001. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company's backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

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

Patents and Technology

    The Company's success is dependent in part upon proprietary technology. The Company owns certain U.S. and foreign patents covering certain aspects of its document management systems technology including two patents concerning the technology used to present the raster data to the view, markup or edit user very quickly which involve data storage/transmission and scaling algorithms which utilize industry standards. The Company also owns a patent on technology to allow edit users to make changes to documents without having to specify whether they are working on raster or vector data and a patent for a reviser capability that allows users to modify and store drawing changes in raster and vector format for subsequent review of the original document and each sequential revision. There can be no assurance that the Company's patents will be found valid if challenged or, if valid, will provide meaningful protection against competition. While the Company believes that the protection afforded by its patents will have value, the rapidly changing technology in the industry makes the Company's success largely dependent on the technical competence and creative skills of its personnel.

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

Employees

    As of September 30, 2001, the Company had 90 full-time employees, of whom 17 were engaged in product development, 37 in customer support, implementation and application engineering activities, 28 in sales and marketing and 8 in administration. The Company also utilizes consultants for specific projects. None of the Company's employees is represented by a labor union. The Company has not experienced work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense and the Company expects that such competition will continue for the foreseeable future. The Company has an incentive stock option plan for granting options to employees as a means of attracting and keeping key individuals. The Company believes that its future success will depend, in large measure, on its ability to continue to attract, hire and retain qualified employees and consultants.

Item 2. PROPERTIES

    The Company's headquarters are located in San Diego, California. The Company leases 31,016 square feet of a 40,000 square foot building in San Diego. The term of the lease is through May 31, 2003, at a monthly rent of $35,668, with annual increases of approximately 4%.

    In October 1996, the Company closed its engineering and sales office in Camarillo, California. The facility was subleased. The term of the lease was through April 2001 and currently the Company no longer subleases a space in Camarillo.

    The Company leased a facility in Florida, which originally had an expiration date of March 2002. During fiscal 2001, the Company negotiated a settlement and terminated this lease.

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

    None

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

    The Company trades on the OTC Bulletin Board under the symbol "ALTS." The following table shows, for the calendar quarters indicated, the high and low sale prices of the Common Stock:

	High	Low
Year Ended September 30, 2001
First Quarter	$2.00	$0.78
Second Quarter	1.22	0.53
Third Quarter	0.63	0.30
Fourth Quarter	0.45	0.20
Nine Months Ended September 30, 2000
First Quarter	$3.38	$0.72
Second Quarter	2.88	1.03
Third Quarter	2.00	2.19
Year Ended December 31, 1999
First Quarter	$1.59	$0.35
Second Quarter	1.13	0.63
Third Quarter	1.00	0.30
Fourth Quarter	1.00	0.56

    On October 25, 2001, there were approximately, 1003 holders of record of the Company's Common Stock and the last sale price of the Common Stock as reported on the OTC Bulletin Board on October 25, 2001 was $0.25 per share.

    The Company has never paid a dividend on its Common Stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data of the Company. The financial data for the year ended September 30, 2001, the nine months ended September 30, 2000 and each of the years ended December 31, 1999, 1998 and 1997 have been derived from the audited Consolidated Financial Statements. The Company changed its fiscal year from December 31 to September 30 beginning for fiscal year 2000.

    The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

		Nine Months Ended September 30, 2000	Year Ended December 31,
	Year Ended September 30, 2001
			1999	1998	1997
	(In thousands except per share data)
Revenues
Licenses	$4,806	$1,405	$2,046	$4,189	$8,154
Services and other	6,352	3,849	5,076	8,614	9,619

Total revenues	11,158	5,254	7,122	12,803	17,773

Cost of revenues
Licenses	1,371	922	1,174	1,553	2,059
Services and other	3,914	1,969	3,142	5,474	7,324

Total cost of revenues	5,285	2,891	4,316	7,027	9,383

Gross profit	5,873	2,363	2,806	5,776	8,390

Operating expenses:
Research and development	1,963	1,362	3,137	2,314	4,155
Marketing and sales	4,100	1,144	1,818	4,385	8,179
General and administrative	1,276	584	2,582	5,083	4,241
Settlement of lawsuits	—	—	—	1,128	—
Write off of capitalized software	—	—	—	625	—
Write down of assets to net realizable value	—	—	—	—	190

	7,339	3,090	7,537	13,535	16,765

Loss from operations	(1,466)	(727)	(4,731)	(7,759)	(8,375)
Interest and other income	182	40	282	31	383
Interest and other expense	(28)	(207)	(609)	(664)	(447)

Net loss	$(1,312)	$(894)	$(5,058)	$(8,392)	$(8,439)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.50)	$(0.92)	$(0.90)

Shares used in computing basic and diluted net loss per common share	30,792	22,768	10,956	9,615	9,585
	September 30,		December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheet Data
Working capital (deficit)	$(2,468)	$(2,205)	$(5,293)	$(6,509)	$(1,977)
Long-term obligations	1,377	—	5,473	6,453	2,920
Mandatorily redeemable convertible preferred stock	—	—	3,423	3,003	2,682
Shareholders' (deficit) equity	(1,295)	234	(9,797)	(6,778)	2,048

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

    When used in the following discussion, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements, including the Notes thereto.

Results of Operations

    The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statement of Operations for the year ended September 30, 2001, for the nine months ended September 30, 2000 and the year ended December 31, 1999.

	Year Ended September 30, 2001	Nine Months Ended September 30, 2000	Year Ended December 31, 1999
Revenues
Licenses	43%	27%	29%
Services and other	57%	73%	71%

Total revenues	100%	100%	100%

Cost of revenues
Licenses	12%	18%	16%
Services and other	35%	37%	44%

Total cost of revenues	47%	55%	61%

Gross profit	53%	45%	39%

Operating expenses:
Research and development	18%	26%	44%
Marketing and sales	37%	22%	26%
General and administrative	15%	11%	36%

	69%	59%	106%

Loss from operations	(13)%	(14)%	(66)%
Interest and other income	2%	1%	4%
Interest and other expense	0%	(4)%	(9)%

Net loss	(12)%	(17)%	(71)%

Revenues

    Revenues were $11,158,000, $5,254,000 and $7,122,000 for 2001, 2000 and 1999, respectively. Software license revenues were $4,806,000 (43% of revenues), $1,405,000 (27% of revenues), and $2,046,000 (29% of revenues) in fiscal 2001, 2000, and 1999, respectively, while revenues from services and other revenue were $6,352,000 (57% of revenues), $3,849,000 (73% of revenues), and $5,076,000 (71% of revenues) in fiscal 2001, 2000, and 1999, respectively.

    Revenues increased in fiscal 2001 compared to fiscal 2000 due primarily to the comparison of twelve months ended September 30, 2001 to nine months ended September 30, 2000. Additionally, the increase is due to new sales of the eB product by the Company's United Kingdom wholly owned subsidiary, Spescom KMS Ltd., whose results have been consolidated with the Company from October 1, 2000.

    Revenues decreased in fiscal 2000 compared to fiscal 1999 due primarily to the comparison of nine months ended September 30, 2000 to a full year ended December 31, 1999. Additionally, in May 1999, the Company sold 60% of its United Kingdom subsidiary named Altris Software Limited ("ASL"). Due to the sale, the operations of ASL have been excluded from the consolidated results of the Company since May 1999. However, fiscal 1999 revenues reflect revenues of ASL until the consummation of the ASL sale.

    A small number of customers has typically accounted for a large percentage of the Company's annual revenues. Two customers accounted for 15% each or 30% of revenue for fiscal 2001. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

    Gross profit as a percentage of revenues was 53%, 45% and 39% for fiscal 2001, 2000, and 1999 respectively. Gross profit primarily consists of gross profit from licenses and gross profit from services and other. The increase in gross profit from fiscal 2000 to 2001 was due primarily to the increased gross profit from licenses, whereas the increase in gross profit from fiscal 1999 to 2000 was due primarily to the increased gross profit from services and other revenue.

    Gross profit from licenses as a percentage of license revenues amounted to 71% in fiscal 2001, 34% in fiscal 2000, and 43% in fiscal 1999. The increase in gross profit margin in fiscal 2001 compared to fiscal 2000 is due to increased sales of the Company's own software which has a higher profit margin than that on sales of third party software. The decrease in the gross profit from licenses in fiscal 2000 compared to 1999 was due to the increased sales of third party software in fiscal 2000, where the profit margin is lower than the sale of its own software.

    Gross profit from services and other revenues decreased from fiscal 2000 to fiscal 2001. This decrease was a result of increases in costs for third party services and maintenance. The Company pays more for these services, which results in a lower profit margin. The increase in gross profit as a percentage of services and other revenues in fiscal 2000 compared to fiscal 1999 was due to the reduction of personnel costs associated with consulting services and support. Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance.

    The Company's software and services are sold at a significantly higher margin than third party products, which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace. Gross profit percentages can fluctuate annually based on the revenue mix of Company software, services, proprietary hardware and third party software or hardware.

Operating Expenses

    Research and development expense was $1,963,000, $1,362,000, and $3,137,000 for fiscal 2001, 2000 and 1999, respectively. The increase from fiscal 2000 to 2001 is due primarily to the comparison of twelve months ended September 30, 2001 to the nine months ended September 30, 2000. The decrease from fiscal 1999 to 2000 was primarily a result of fiscal 2000 including only nine months of research and development expenses compared to fiscal 1999 including a full twelve months of expenses. The decrease was also a result of the reduction in the number of development personnel and associated costs combined with lower expenditures for third party developers.

    Marketing and sales expense amounted to $4,100,000, $1,144,000, and $1,818,000 for fiscal 2001, 2000 and 1999, respectively. The increase from fiscal 2000 to 2001 is due primarily to expenditures incurred by the Company's wholly owned subsidiary, Spescom KMS Ltd., whose results have been consolidated with the Company from October 1, 2000. Additionally, the increase is due to the comparison of twelve months ended September 30, 2001 to the nine months ended September 30, 2000. Additional marketing and sales personnel hired in the United States contributed to the increase in sales and marketing expense as well. The decrease from fiscal 1999 to 2000 was primarily a result of the comparison of nine months of expenses to twelve months.

    General and administrative expense was $1,276,000, $584,000, and $2,582,000 for fiscal 2001, 2000 and 1999, respectively. The increase from fiscal 2000 to 2001 is due primarily to expenditures incurred by the Company's wholly owned subsidiary, Spescom KMS Ltd., whose results have been consolidated with the Company from October 1, 2000. Additionally, the increase is due to the comparison of twelve months ended September 30, 2001 to the nine months ended September 30, 2000. The increase has been partially offset with a decrease in accrued liabilities. The change in estimate in amounts that the Company believes it will be obligated to pay. The decrease from fiscal 1999 to 2000 resulted in part from the comparison of twelve months of expenses in 1999 to nine months in 2000. In addition, due to the sale of ASL in April 1999, general and administrative expense has not included ASL's expenses nor the amortization of goodwill relating to ASL since April 1, 1999. Additionally, general and administrative expense has decreased due to a decrease in legal expense. The settlement of shareholder lawsuits against the Company resulted in a decrease in legal fees as compared to the prior year.

Other Income

    The Company incurred a gain on the sale of an interest in a subsidiary of $125,000 in fiscal 2001, and $257,000 in fiscal 1999. The gain in fiscal 2001 related to the favorable resolution of potential warranty claims arising from the sale of ASL in fiscal 1999. The gain of $257,000 in fiscal 1999 was for the original sale of 60% of ASL.

Interest and Other Expense

    Interest and other expense totaled $28,000, $207,000 and $609,000 for fiscal 2001, 2000 and 1999, respectively. The decrease for fiscal 2001 compared to fiscal 2000 was due to the payoff of debt in fiscal 2000. The decrease from 1999 to 2000 was due to the payoff and conversion of debt during the first quarter of the nine months ended September 30, 2000.

Liquidity and Capital Resources

    At September 30, 2001, the Company's cash and cash equivalents totaled $144,000 as compared to $1,808,000 at September 30, 2000, and its current ratio was .4 to 1.0.

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

    In fiscal 2001, cash used in investing activities totaled $50,000, primarily for acquisitions of computer software, and cash provided by financing activities totaled $1,383,000, primarily from a loan from Spescom. Cash used in operating activities totaled $2,964,000 primarily relating to the net operating loss for fiscal 2001.

    There can be no assurances that the Company will generate sufficient cash flows in the near term to meet its current obligations. The Company has received loans from Spescom to meet its obligations and has received written assurances from Spescom that it will provide additional loans which management believes will be sufficient to enable the Company to fund its operations in the short term. However, Spescom is not obligated to provide such additional loans, and there can be no assurances that Spescom do so. Moreover, the terms on which Spescom may provide additional funding have not been specified and may include interest rates, security arrangements or additional equity dilution that are not acceptable to the Company or that could be materially adverse to the Company. In addition, if

Spescom is willing to provide additional loans on terms acceptable to the Company, the funding of such loans may be delayed or prevented by currency exchange regulations of the Republic of South Africa , under which Spescom is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company. Nevertheless, based on Spescom's ability and willingness to provide loans in the past and its assurance to the Company to provide additional financing, management believes that the Company's cash from such additional loans from Spescom and its current cash level, as well as additional cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital. The Company's future liquidity will depend to a material degree on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured. Failure to generate sufficient system sales to meet the Company's cash flow needs can be expected to have material adverse affect on the Company's business, results of operations, and financial condition.

Net Operating Loss Tax Carryforwards

    As of September 30, 2001, the Company had a net operating loss carryforward ("NOL") for federal income tax purposes of $28,682,000, which expires over the years 2002 through 2020. The Company also had a NOL carryforward for state income tax purposes of $4,665,000, which expires over the years 2001 through 2010. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $586,000, which will substantially expire in the years 2002 through 2010. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 20 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 20 years to offset future income taxes.

    In connection with the acquisition of Optigraphics in 1993, the Company acquired Optigraphics' net operating losses, which are limited to offset against that entity's future taxable income, subject to annual limitations.

    As a result of the issuances of shares to Spescom in the past, an additional ownership change occurred in April 2000. The Company's ability to utilize the consolidated NOL in future years will be limited under the Code. The annual limitation is approximately $1,159,000.

Certain Factors that May Affect Future Results

Foreign Currency

    The Company's geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. In fiscal 2001, revenue from the United States, Europe and other locations in the world were 60%, 34% and 6%, respectively. This compares to 90%, 9% and 1%, respectively, in fiscal 2000 and 85%, 12% and 3%, respectively in fiscal 1999. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Rate Risk

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company's investments include money market accounts, as of September 30, 2001.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page Number
Consolidated Balance Sheets as of September 30, 2001 and 2000	25
Consolidated Statements of Operations for the year ended September 30, 2001 and the nine months ended September 30, 2000, and for the year ended December 31, 1999	26
Consolidated Statement of Changes in Shareholders' Equity for the year ended September 30, 2001, the nine months ended September 30, 2000, and for the year ended December 31, 1999	27
Consolidated Statement of Cash Flows for the year ended September 30, 2001, the nine months ended September 30, 2000, and for the year ended December 31, 1999	28
Notes to the Consolidated Financial Statements	29

Report of Independent Certified Public Accountants

The Board of Directors
Altris Software, Inc.

    We have audited the accompanying consolidated balance sheets of Altris Software, Inc. as of September 30, 2001 and September 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 2001, the nine months ended September 30, 2000 and the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altris Software, Inc. as of September 30, 2001 and September 30, 2000, and the consolidated results of its operations and its consolidated cash flows for the year ended September 30, 2001, the nine months ended September 30, 2000, and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

    We have also audited Schedule II of Altris Software, Inc. for the year ended September 30, 2001, the nine months ended September 30, 2000 and for the year ended December 31, 1999. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Irvine, California
October 22, 2001

ALTRIS SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2001	September 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$144,000	$1,808,000
Receivables, net	1,150,000	498,000
Other current assets	412,000	173,000

Total current assets	1,706,000	2,479,000
Property and equipment, net	313,000	332,000
Computer software, net	2,164,000	3,209,000
Other assets	73,000	20,000

Total assets	$4,256,000	$6,040,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$958,000	$1,287,000
Accrued liabilities	1,596,000	1,050,000
Deferred revenue	1,620,000	2,347,000

Total current liabilities	4,174,000	4,684,000
Long term liability—related party	1,377,000	—
Deferred revenue, long term portion	—	1,122,000

Total liabilities	5,551,000	5,806,000

Shareholders' Equity (Deficit)
Common stock, no par value, 40,000,000 shares authorized; 30,841,590 and 30,291,565 issued and outstanding, respectively	73,838,000	74,025,000
Common stock warrants	718,000	718,000
Accumulated other comprehensive income (loss)	(33,000)	(3,000)
Accumulated deficit	(75,818,000)	(74,506,000)

Total shareholders' equity (deficit)	(1,295,000)	234,000

Total liabilities and shareholders' equity	$4,256,000	$6,040,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year Ended September 30, 2001	For the nine months ended September 30, 2000	For the year ended December 31, 1999
Revenues:
Licenses	$4,806,000	$1,405,000	$2,046,000
Services and other	6,352,000	3,849,000	5,076,000

Total revenues	11,158,000	5,254,000	7,122,000

Cost of revenues:
Licenses	1,371,000	922,000	1,174,000
Services and other	3,914,000	1,969,000	3,142,000

Total cost of revenues	5,285,000	2,891,000	4,316,000

Gross profit	5,873,000	2,363,000	2,806,000

Operating expenses:
Research and development	1,963,000	1,362,000	3,137,000
Marketing and sales	4,100,000	1,144,000	1,818,000
General and administrative	1,276,000	584,000	2,582,000

	7,339,000	3,090,000	7,537,000

Loss from operations	(1,466,000)	(727,000)	(4,731,000)
Gain on sale of interest in subsidiary	125,000	—	257,000
Interest and other income	57,000	40,000	25,000
Interest and other expense	(28,000)	(207,000)	(609,000)

Net loss	$(1,312,000)	$(894,000)	$(5,058,000)

Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.50)

Shares used in computing basic and diluted net loss per common share	30,792,000	22,768,000	10,956,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock			Accumulated Other Comprehensive Income
			Common Stock Warrants		Accumulated Deficit		Comprehensive Loss
	Share	Amount				Total
Balance at December 31, 1998	9,614,663	$61,201,000	$585,000	$(10,000)	$(68,554,000)	$(6,778,000)
Preferred stock dividends	—	(420,000)	—	—	—	(420,000)
Exercise of stock options	58,500	16,000	—	—	—	16,000
Issuance of common stock warrants	—	—	68,000	—	—	68,000
Change in warrant exercise price	—	—	65,000	—	—	65,000
Common stock issued	2,000,000	1,800,000	—	—	—	1,800,000
Common stock issued for debt conversion	1,428,571	500,000	—	—	—	500,000
Foreign currency translation adjustment	—	—	—	10,000	—	10,000	$10,000
Net loss	—	—	—	—	(5,058,000)	(5,058,000)	(5,058,000)

Total comprehensive loss							(5,048,000)

Balance at December 31, 1999	13,101,734	63,097,000	718,000	—	(73,612,000)	(9,797,000)
Exercise of stock options	71,750	33,000	—	—	—	33,000
Common stock issued for cash	5,285,714	3,700,000	—	—	—	3,700,000
Common stock issued for settlement of lawsuit	2,304,271	1,128,000	—	—	—	1,128,000
Common stock issued for subordinated debt and preferred stock	9,528,096	6,067,000	—	—	—	6,067,000
Foreign currency translation adjustment	—	—	—	(3,000)	—	(3,000)	$(3,000)
Net loss	—	—	—	—	(894,000)	(894,000)	(894,000)

Total comprehensive loss							$(897,000)

Balance at September 30, 2000	30,291,565	74,025,000	718,000	(3,000)	(74,506,000)	234,000
Exercise of stock options	25	3,000	—	—	—	3,000
Issuance of common stock for assets	550,000	(190,000)	—	—	—	(190,000)
Foreign currency translation adjustment		—	—	(30,000)	—	(30,000)	$(30,000))
Net loss		—	—	—	(1,312,000)	(1,312,000)	(1,312,000)

Total comprehensive loss							$(1,342,000)

Balance at September 30, 2001	30,841,590	$73,838,000	$718,000	$(33,000)	$(75,818,000)	$(1,295,000)

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended September 30, 2001	For the nine months ended September 30, 2000	For the year ended December 31, 1999
Cash flows from operating activities:
Net loss	$(1,312,000)	$(894,000)	$(5,058,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,229,000	931,000	2,320,000
Gain on sale of interest in subsidiary	(125,000)	—	(257,000)
Change in warrant exercise price	—	—	65,000
Warrants issued to consultant	—	—	68,000
Changes in assets and liabilities, net of effect of dispositions:
Receivables, net	84,000	(143,000)	513,000
Inventory	—	—	269,000
Other assets	(278,000)	112,000	232,000
Accounts payable	(521,000)	(220,000)	(466,000)
Accrued liabilities	421,000	(462,000)	405,000
Deferred revenue	(2,462,000)	(362,000)	(678,000)
Other long-term liabilities	—	(193,000)	(65,000)

Net cash used in operating activities	(2,964,000)	(1,231,000)	(2,652,000)

Cash flows from investing activities:
Purchases of property and equipment	(50,000)	(43,000)	(12,000)
Purchases of software	—	(211,000)	—
Net proceeds from sale of interest in subsidiary	—	—	205,000

Net cash (used in) provided by investing activities	(50,000)	(254,000)	193,000

Cash flows from financing activities:
Proceeds from exercise of stock options	3,000	33,000	16,000
Proceeds from Spescom loan	1,380,000	225,000	600,000
Proceeds from issuance of common stock	—	3,700,000	1,800,000
Net borrowings under revolving loan and bank agreements	—	(804,000)	(355,000)

Net cash provided by financing activities	1,383,000	3,154,000	2,061,000

Effect of exchange rate changes on cash	(30,000)	(3,000)	10,000

Net decrease in cash and cash equivalents	(1,664,000)	1,666,000	(388,000)
Cash and cash equivalents at beginning of period	1,808,000	142,000	530,000

Cash and cash equivalents at end of period	$144,000	$1,808,000	$142,000

The accompanying notes are an integral part of these consolidated financial statements.

Note 1—The Company and Summary of Significant Accounting Policies

The Company

    The Company develops, markets and supports a suite of object-oriented, client/server document and configuration management software products. These products were developed to enable customers in a broad range of industries to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. In 2000, the Company changed its fiscal year end from December 31 to September 30.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the first quarter of fiscal 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly Altris Software Limited) along with Spescom Ltd. U.K.'s document management business. Spescom Ltd. UK is a wholly owned subsidiary of Spescom, which became the majority shareholder in the Company in April 2000. The acquired business is now operated as a wholly owned subsidiary, Spescom KMS.

    The consolidated financial statements include results of operations for Altris Software Limited through March 31, 1998, at which time the equity method of accounting was applied. The results of Spescom KMS are included from October 1, 2000.

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

    Software license and third party product revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection is probable. In cases where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. For new software products where a historical record has not yet been demonstrated that acceptance is perfunctory, the Company defers recognition of revenue until acceptance has occurred. Annual maintenance revenues, which consist of ongoing support and product updates, are recognized on a straight-line basis over the term of the contract. Payments received in advance of performance of the related service for maintenance contracts are recorded as deferred revenue. Revenues from training and consulting services are recognized when the services are performed and adequate evidence of providing such services is available. Contract revenues for long-term contracts or programs requiring specialized systems are recognized using the percentage-of-completion method of accounting, primarily based on contract labor hours incurred to date compared with total estimated labor hours at completion. Provisions for anticipated contract losses are recognized at the time they become known.

    Contracts are billed based on the terms of the contract. There are no retentions in billed contract receivables. Unbilled contract receivables relate to revenues earned but not billed at the end of the period. Billings in excess of costs incurred and related earnings are included in deferred revenue.

Fair Value of Financial Instruments

    Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2001 and September 30, 2000, management believes that the carrying amounts of cash and cash equivalents, short-term investments, receivable and payable amounts, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans and lines of credit approximate their fair values as they recalculate the price based on the prime rate and adjust for significant changes in credit risk, and the carrying value of the subordinated debt approximates its fair value.

Concentration of Credit Risk

    The Company provides products and services to customers in a variety of industries worldwide, including petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company's customer base. The Company has not experienced significant credit losses on its customer accounts. One customer accounted for 56% of trade accounts receivable at September 30, 2001 and two customers accounted for 19% each or 38% of trade accounts receivable at September 30, 2000.

    A small number of customers has typically accounted for a large percentage of the Company's annual revenues. Two customers accounted for 15% each or 30% of revenues for fiscal 2001, while one customer accounted for 12.5% of revenues for fiscal 2000.In fiscal 1999, no customer accounted for more than 10% of revenue.

Inventory

    Inventory consists of parts, supplies and subassemblies primarily used in maintenance contracts which service the Company's hardware products sold in prior years. Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. As of September 30, 2001 and September 30, 2000, the Company had provided a reserve of $50,000 and $920,000, respectively, which reduces the carrying amount of inventory to zero.

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

Goodwill

    Goodwill represents the excess of cost of purchased businesses over the fair value of tangible and identifiable intangible net assets acquired at the date of acquisition. Goodwill is amortized over its estimated useful life of four to seven years. The Company evaluates the carrying value of unamortized goodwill at each balance sheet date to determine whether any adjustments are required. In conjunction with the sale of an interest in its United Kingdom subsidiary in the second quarter of 1999, the Company eliminated all goodwill and accumulated amortization related to the United Kingdom subsidiary. The amortization expense related to goodwill was $738,000 for the year ended December 31, 1999. No amortization expense was recorded in 2001 or 2000.

Software Development Costs And Purchased Software

    Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product's current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $2,694,000 and $1,649,000 at September 30, 2001 and September 30, 2000, respectively. The related amortization expense was $1,045,000, $710,000 and $711,000 for the year ended September 30, 2001, the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

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

Statement of Cash Flows

    Cash and cash equivalents are comprised of cash on hand and short-term investments with original maturities of less than 90 days.

    For 2001, the following assets and liabilities of Spescom Ltd. UK have been excluded from the cash flow statement (see Note 3):

Accounts receivable, net	$736,000
Other assets	26,000
Property and equipment, net	103,000
Accounts payable	(192,000)
Accrued liabilities	(250,000)
Deferred revenue	(613,000)

Net liabilities assumed	$(190,000)

    For 1999, cash and non-cash investing and financing activities relating to the disposition of 60% of Altris Software, Ltd. were as follows:

Accounts receivable, net	$(259,000)
Other assets	(15,000)
Property and equipment, net	(611,000)
Goodwill	(1,907,000)
Accounts payable	806,000
Accrued liabilities	827,000
Current portion notes payable	384,000
Deferred revenue	952,000
Net liabilities assumed by Spescom	177,000
Total cash received	205,000
Deferred gain at December 31, 1999	(125,000)
Net gain recognized in 1999	$257,000

    The following table provides supplemental cash flow information:

	For the year ended September 30, 2001	For the nine months September 30, 2000	For the year ended December 31, 1999
Supplemental cash flow information:
Interest paid	$29,000	$143,000	$349,000

Acquisition of Spescom KMS	$(190,000)	$—	$—

Accretion of dividends on mandatorily redeemable convertible preferred stock	$—	$133,000	$420,000

Loan converted to stock	$—	$2,747,000	$500,000

Settlement of liability from shareholder suit	$—	$1,128,000	$—

Conversion of preferred to common stock	$—	$3,423,000	$—

Note 2—Summary of Significant Accounting Policies

Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (Statement 141) which supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of Statement 141 be accounted for using only the purchase method. Statement 141 is required to be adopted for all business combinations initiated after June 30, 2001. The adoption of Statement 141 has not had a material effect on the financial statements.

    Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142) which supercedes APB Opinion No. 17, "Intangible Assets." Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of Statement 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Statement 142, which is required to be applied at the beginning of an entity's fiscal year, is to be applied to all goodwill and other intangible assets recognized in the financial statements at that date. Management believes the adoption of Statement 142 after December 15, 2001 will not have a material effect on the financial statements.

Note 3—Spescom and Related Parties

    In May 1999, the Company completed a transaction with Spescom Ltd. ("Spescom"), whereby Spescom acquired a 60% ownership interest in the Company's former United Kingdom subsidiary, Altris Software Ltd. ("ASL"). In April 2000, the Company sold its remaining 40% ownership in ASL to

Spescom. In fiscal 2001, the Company recognized a gain of $125,000, which it had previously deferred relating to potential warranty claims arising from the sale of ASL.

    Also in April 2000, the Company issued and sold to Spescom 5,285,714 shares of common stock for $3,700,000 in cash. In addition, the Company's subordinated debt and preferred stock, along with related accrued interest and dividends, was converted at a rate of $0.70 per share into 9,528,096 shares of common stock to Spescom.

    In the first quarter of fiscal 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly ASL) along with Spescom Ltd. U.K.'s document management business. Spescom Ltd. UK is a wholly owned subsidiary of Spescom, which became the majority shareholder in the Company in April 2000. This business is now operated as a wholly owned subsidiary, Spescom KMS Ltd. Prior to the acquisition, Spescom KMS had been the Company's exclusive distributor of the Company's eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities, the Company issued 550,000 shares of its common stock to Spescom. The net liabilities assumed of $190,000 were recorded as a charge against common stock.

    In November 2000, Spescom licensed software from the Company totaling $530,000. Under a royalty arrangement, Spescom also resells certain of the Company's software. The Company recognized royalty revenue of $47,000 and $431,000 for the year ended September 30, 2001 and the nine months ended September 30, 2000, respectively. As of September 30, 2001 and 2000, the Company had a liability to Spescom of $1,377,000 and $218,000 respectively. The Company purchased consulting services from Spescom totaling $48,000 for the year ending September 30, 2001 compared to no purchases for the nine months ending September 30, 2000. The Company accrues interest at 9.2% per annum on the balance owed to Spescom. For the year ending September 30, 2001 interest expense amounted to $19,000.

Note 4—Balance Sheet Information

	September 30,
	2001	2000
Receivables, net:
Billed receivables	$1,240,000	$510,000
Unbilled receivables	—	56,000
Less allowance for doubtful accounts	(90,000)	(68,000)

	$1,150,000	$498,000

Property and equipment, net:
Computer equipment	$2,490,000	$2,301,000
Machinery and equipment	239,000	239,000
Furniture and fixtures	137,000	137,000
Leasehold improvements	46,000	46,000

	2,912,000	2,723,000
Less accumulated depreciation and amortization	(2,599,000)	(2,391,000)

	$313,000	$332,000

Accrued liabilities
Employee compensation and related expenses	$150,000	$368,000
Accrued vacation	320,000	232,000
Sales and VAT taxes payable	385,000	9,000
Accrued loss on office closure	—	39,000
Other	741,000	402,000

	$1,596,000	$1,050,000

Note 5—Long Term Liability—Parent

    Long-term liability consists of the following:

	September 30,
	2001	2000
Loan payable—Spescom South Africa	$1,377,000	$—

	$1,377,000	$—

    All of the long-term liabilities are to Spescom South Africa a related party. The loan payable provides for interest at 9.2% per annum with no term of repayment. (see Note 3)

Note 6—Reconciliation of Net Loss and Shares Used in Per Share Computations

	For the year ended September 30, 2001	For the nine months September 30, 2000	For the year ended December 31, 1999
Net Loss Used:
Net loss	$(1,312,000)	$(894,000)	$(5,058,000)
Accretion of dividends on mandatorily redeemable convertible preferred stock	—	(133,000)	(420,000)

Net loss used in computing basic and diluted net loss per share	$(1,312,000)	$(1,027,000)	$(5,478,000)

Shares Used:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	30,792,000	22,768,000	10,956,000

    Average employee stock options to acquire 349,000, 539,000, and 954,000 shares were outstanding in fiscal 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because their effect was antidilutive. In addition, 3,000 shares of convertible preferred stock for the year ended December 31, 1999 was excluded from the computation of diluted earnings per share because the effect was antidilutive.

Note 7—Convertible Preferred Stock:

    In December 1999, Spescom acquired all 3,000 shares of the issued and outstanding Series E Preferred Stock and all accrued dividends. All of such 3,000 shares of Series E Preferred Stock, plus accrued dividends, were exchanged for shares of common stock during fiscal 2000 (See Note 3).

Note 8—Warrants:

    The Company granted warrants in June of 1997 to purchase 300,000 shares of the Company's common stock at an exercise price of $6.00 per share. The warrants are exercisable over a five-year period from the date of issuance. The warrants were originally issued as part of a subordinated debenture of $3,000,000. A portion of the proceeds from the debt was allocated to common stock warrants in the amount of $585,000. The warrants were acquired by Spescom as part of the acquisition of subordinated debentures in fiscal 2000 from the debt holder. (see Note 3)

    As compensation for services, in December of 1999, the Company issued 100,000 warrants for $68,000. The Company then repriced these warrants as compensation for additional services and additional compensation of $65,000 was expensed.

Note 9—Common Stock Options:

    At September 30, 2001, the Company had two stock-based compensation plans (the "Plans"), which are described below. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plans. No compensation cost was recognized for its employee stock option grants, which were fixed in nature, as the options were granted at fair market value. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of

Financial Accounting Standards Board Statement No. 123, the Company's net loss and pro forma net loss per share would have been adjusted to the pro forma amounts indicated below:

	For the year ended September 30, 2001	For the nine months September 30, 2000	For the year ended December 31, 1999
Net loss used in computing net loss per share
As reported	$(1,312,000)	$(1,027,000)	$(5,478,000)
Pro forma	$(1,000)	$(1,624,000)	$(5,612,000)
Basic and diluted net loss per share
As reported	$(0.04)	$(0.05)	$(0.50)
Pro forma	$(0.0)	$(0.07)	$(0.51)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2001	2000	1999
Dividend yield	0%	0%	0%
Expected volatility	757%	186%	127%
Risk free interest rate	5.48%	5.70%	6.40%
Expected lives (years)	5	5	5

    In April 1996, the Company adopted its 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan. In March of 2001, the Shareholders approved an amendment to the Plan, which increased from 1,425,000 to 2,425,000 the maximum number of shares of Common Stock that may be issued under the 1996 Plan. As of September 30, 2001, there are 473,650 remaining authorized shares available for grants. 2,289,400 shares have been authorized and unissued. Under the Company's 1987 Stock Option Plan, the maximum number of shares of Common Stock to be issued were 1,200,000. There are no remaining authorized shares available for future grants, but 27,750 options outstanding.

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

    The following tables summarizes information about employee stock options outstanding:

	For the year ended September 30, 2001		For the nine months ended September 30, 2000		For the year ended December 31, 1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,065,000	$0.83	1,170,250	$0.92	836,750	$1.23
Options granted	830,500	0.68	152,000	1.52	658,000	0.51
Options exercised	(7,100)	0.50	(96,500)	0.35	(58,500)	0.27
Options forfeited	(72,650)	1.46	(160,750)	2.45	(266,000)	1.04

Outstanding at end of year	1,815,750	0.74	1,065,000	0.82	1,170,250	0.92

Options exercisable at end of year	263,910		538,501		443,250
Weighted average fair value of options granted during the year	$0.43		$1.48		$0.44

    The following tables summarizes information about employee stock options outstanding at September 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number outstanding at September 30, 2001	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at September 30, 2001	Weighted average exercise price
$.250 to $.460	390,750	7.74 years	$0.336	292,375	$0.300
$.500 to $.500	96,000	7.85 years	$0.500	71,500	$0.500
$.531 to $.531	469,000	9.51 years	$0.531	117,250	$0.531
$.562 to $.625	450,750	7.76 years	$0.578	284,126	$0.588
$.750 to $7.88	409,250	8.21 years	$1.602	180,125	$2.191

$.250 to $7.88	1,815,750	8.31 years	$0.740	945,376	$0.790

Note 10—Income Taxes:

    Deferred tax assets and liabilities are comprised of the following:

	September 30,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$10,164,000	$7,822,000
Research and development costs	644,000	1,169,000
Depreciation and amortization	281,000	387,000
Inventory	530,000	61,000
Deferred revenue	523,000	926,000
Accruals	411,000	677,000
Credits	640,000	1,150,000
Other	(436,000)	(432,000)

Total deferred tax assets	12,757,000	11,760,000
Less valuation allowance	(12,757,000)	(11,760,000)

	$—	$—

    The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of consistent earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards which gives rise to uncertainty as to whether the net deferred tax asset is realizable.

    Only state minimum income tax expense was recognized in 2001, 2000 or 1999 as the Company has net operating loss carryforwards of $28,682,000 and $4,665,000 for federal and state tax purposes, respectively, which expire over the years 2002 through 2021. Net operating losses acquired in another acquisition are limited to $8,000,000 offset against that entity's future taxable income, subject to an approximate $500,000 annual limitation. In addition, if certain substantial changes in the Company's ownership should occur, there would be a limitation on the amount of the consolidated net operating loss carryforwards and tax credits which can be utilized in any one year. The Company has investment and research activity credit carryforwards aggregating $640,000, which will substantially expire in the years 2002 through 2006.

    As a result of the Spescom acquisition, an additional ownership change occurred in April 2000. The Company's ability to utilize the consolidated NOL in future years will be limited under the Code. The annual limitation is approximately $1,159,000.

Note 11—Segment and Geographic Information

    The Company has one business segment, which consists of the development and sale of a suite of client/server document management software products.

    Revenues for 2001, 2000 and 1999 by customer location are as follows:

	2001	2000	1999
United States	$6,695,000	$4,742,000	$6,030,000
Europe, primarily United Kingdom	3,781,000	456,000	878,000
Other International	682,000	56,000	214,000

	$11,158,000	$5,254,000	$7,122,000

    Information by geographic location for the year ended September 30, 2001, the nine months ended September 30, 2000 and year ended December 31, 1999 as follows:

	United States	Europe and Other	Corporate Research and Development	Consolidated
2001
Net sales	$6,695,000	$4,463,000	$—	$11,158,000
Operating income (loss)	497,000	—	(1,963,000)	(1,466,000)
Identifiable assets	4,256,000	—	—	4,256,000
2000
Net sales	$4,742,000	$512,000	$—	$5,254,000
Operating income (loss)	635,000	—	(1,362,000)	(727,000)
Identifiable assets	6,040,000	—	—	6,040,000
1999
Net sales	$6,030,000	$1,092,000	$—	$7,122,000
Operating loss	(1,559,000)	(35,000)	(3,137,000)	(4,731,000)
Identifiable assets	4,981,000	—	—	4,981,000

    A majority of the Europe revenue, net sales and operating income (loss) and all of the Europe identifiable assets are attributable to the United Kingdom.

    Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

Note 12—Commitments

    The Company leases its principal facilities under a long-term operating lease, which expires May 31, 2003 and includes rent escalations of approximately 4% per annum.

    Future minimum lease payments at September 30, 2001 under operating lease agreements are as follows:

Year ending September 30,
2002	$446,000
2003	299,000

Total minimum lease payments	$745,000

    Rent expense under operating leases was $485,000, $385,000, and $438,000 for the year ended September 30, 2001, the nine months ended September 30, 2000 and year ended December 31, 1999, respectively.

Note 13—Contingencies

    The Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

    In September 2001 a customer notified the Company that they wish to cancel their contract. The Company is currently disputing the terms of the cancellation with the customer. At September 30, 2001 there is deferred costs of $125,000 and deferred revenue of $360,000 related to this contract. Management does not believe that the outcome of this matter will have a material adverse affect on the company's financial position or results of operations.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements, Schedules, and Exhibits

(1)
Financial Statements:

    Consolidated Balance Sheets as of September 30, 2001 and 2000

    Consolidated Statements of Operations for the year ended September 30, 2001 and the nine months ended September 30, 2000, and for the year ended December 31, 1999

    Consolidated Statement of Changes in Shareholders' Equity for the year ended September 30, 2001, the nine months ended September 30, 2000, and for the year ended December 31, 1999

    Consolidated Statement of Cash Flows for the year ended September 30, 2001, the nine months ended September 30, 2000, and for the year ended December 31, 1999

    Notes to the Consolidated Financial Statements

  (2)
  Financial Statement Schedules:

    Schedule II—Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (3)
  Exhibits:

3.1*	Registrant's Articles of Incorporation, as amended
3.2*	Registrant's Bylaws, as amended
4.1*	Specimen Certificate of Common Stock
4.2*	Specimen Certificate of Redeemable Common Stock Purchase Warrant
4.3*	Certificate of Determination of Series D Convertible Preferred Stock of the Company
4.4*	11.5% Subordinated Debenture due June 27, 2002 in principal amount of $3,000,000 issued by the Altris Software, Inc. to Sirrom Capital Corporation, d/b/a/ Tandem Capital on June 27, 1997
4.5*	Certificate of Determination of Series E Convertible Preferred Stock of the Company
10.1*	Purchase Agreement dated as of April 10, 1986, between Registrant and Lockheed Corporation, including form of Cross License Agreement and Shareholder Agreement
10.2*	Purchase Agreement dated as of August 26, 1986, between Registrant and Lockheed Corporation
10.3*	1987 Stock Option Plan, as amended April 27, 1994
10.4*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 1987 Stock Option Plan
10.5*	Amended and Restated 1996 Stock Incentive Plan
10.6*	Form of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreement and Restricted Stock Agreement under Amended and Restated 1996 Stock Incentive Plan
10.7*	Form of Indemnification Agreement with officers and directors
10.12*	Standard Industrial Lease dated April 1, 1994 between the Company and Utah State Retirement Fund, a common trust fund
10.14*	Convertible Preferred Stock Purchase Agreement, dated as of June 27, 1997, by and between the Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital
10.15*	Debenture Purchase Agreement, dated as of June 27, 1997, by and between Altris Software, Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital

10.16*	Registration Rights Agreement, dated as of June 27, 1997, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital
10.17*	First Amendment to Debenture Purchase Agreement, dated as of November 1, 1998, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital
10.18*	First Amendment to Subordinated Debenture, dated as of November 1, 1998, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital
10.19*	Altris Software, Inc. Securities Litigation Memorandum of Understanding, as of March 1999.
10.20*	Security Agreement, dated as of January 22, 1999, by and between Altris Software Inc. and Sirrom Capital Corporation, d/b/a/ Tandem Capital
10.21*	Agreement between Spescom Limited, Spescom CIT (Pty) Limited, Altris Software, Inc., Altris International Limited, Altris Group Plc, and Altris Software Limited, dated May 7, 1999.
10.22*	First Amendment to Convertible Preferred Stock Purchase Agreement dated, May 7, 1999, by and between the Company and Finova Mezzanine Capital, Inc.
10.23*	Second Amendment to Debenture Purchase Agreement dated, May 7, 1999, by and between the Company and Finova Mezzanine Capital, Inc.
10.24*	Second Amendment to Subordinated Debenture, dated May 7, 1999, by and between the Company and Finova Mezzanine Capital, Inc.
10.25*	Release Agreement, dated May 7, 1999, by and between the Company and Finova Mezzanine Capital, Inc.
10.26*	Stock Purchase Agreement, dated January 14, 2000, by and between the Company and Spescom Limited
10.27	Lease Between The Irvine Company and Altris Software, Inc.
21	Subsidiaries of Registrant
23.1	Consent of Grant Thornton LLP

*
Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

(b)
Reports on Form 8-K

      No Reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on November 20, 2001.

ALTRIS SOFTWARE, INC.
By:	/s/ CARL MOSTERT
Carl Mostert Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL MOSTERT Carl Mostert	Director and Chief Executive Officer (Principal Executive Officer)	November 20, 2001
/s/ JOHN W. LOW John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	November 20, 2001
/s/ D. ROSS HAMILTON D. Ross Hamilton	Director	November 20, 2001
/s/ HILTON ISSACMAN Hilton Issacman	Director	November 20, 2001
/s/ JOHANN LEITNER Johann Leitner	Director	November 20, 2001
/s/ LARRY D. UNRUH Larry D. Unruh	Director	November 20, 2001
/s/ JIM MEYERS Jim Meyers	Director	November 20, 2001

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALTRIS SOFTWARE, INC.

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
Year ended September 30, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$68,000				$(15,000)	(a)	$53,000
Reserve for excess inventory	$920,000				$870,000	(b)	$50,000
Allowance for Deferred tax benefit	$11,760,000		$997,000	(c)			$12,757,000

Year ended September 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	69,000				(1,000)	(a)	$68,000
Reserve for excess inventory	$920,000						$920,000
Allowance for Deferred tax benefit	$19,788,000				$(8,028,000)		$11,760,000

Year ended December 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts	194,000	$30,000			$(155,000)	(a)	$69,000
Reserve for excess inventory	651,000				$269,000	(b)	$920,000
Allowance for Deferred tax benefit	$20,304,000		$(516,000)		$(516,000)		$19,788,000

(a)
Amount written off

(b)
Inventory scrapped or sold at less than cost

(c)
Valuation allowance against benefit recorded

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Certified Public Accountants
ALTRIS SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS ALTRIS SOFTWARE, INC.