Form 10-K/A
period 2001-09-30
ALTRIS SOFTWARE INC
filed 2001-12-27
CIK 813747

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

/x/	Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2001

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15935

ALTRIS SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

California	95-3634089
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9339 Carroll Park Drive, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 625-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Amendment No. 1

    The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 2001, previously filed with the Commission (the "Annual Report") solely for the purpose of including Note 14 to Item 8 in the Form 10-K (Financial Statements and Supplementary Data). This additional disclosure is in accordance with Regulation S-K 229.302 as amended requiring all companies to disclose quarterly financial data in their annual report. Other than the addition of the following Note 14 to Item 8 in the Form 10-K (Financial Statements and Supplementary Data), the Annual Report is not being amended in any respect.

Note 14—Quarterly Results of Operations (Unaudited)

	Fiscal 2001
	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
Revenues	$2,901,000	$3,309,000	$3,134,000	$1,814,000
Gross profit	1,682,000	1,744,000	1,902,000	545,000
Net income (loss)	127,000	(89,000)	(94,000)	(1,256,000)
Basic and Diluted net income (loss) per common share	$0.01	$0.00	$0.00	$(0.04)
	Fiscal 2000
	Three Months Ended
	*	March 31,	June 30,	September 30,
Revenues		$1,667,000	$1,686,000	$1,901,000
Gross profit		653,000	718,000	992,000
Net income (loss)		(565,000)	(340,000)	11,000
Basic and Diluted net income (loss) per common share		$(0.05)	$(0.01)	$0.00

(*)
In Fiscal 2000, the Company changed its fiscal year end from December 31 to September 30.

2

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on December 26, 2001.

ALTRIS SOFTWARE, INC.
By:	/s/ CARL MOSTERT Carl Mostert Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL MOSTERT Carl Mostert	Director and Chief Executive Officer (Principal Executive Officer)	December 26, 2001
/s/ JOHN W. LOW John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 26, 2001
/s/ ROSS HAMILTON D. Ross Hamilton	Director	December 26, 2001
/s/ HILTON ISSACMAN Hilton Issacman	Director	December 26, 2001
/s/ JOHANN LEITNER Johann Leitner	Director	December 26, 2001
/s/ LARRY UNRUH Larry D. Unruh	Director	December 26, 2001
/s/ JIM MYERS Jim Myers	Director	December 26, 2001

3

QuickLinks

SIGNATURES