Form 10-K/A
period 2001-09-30
ALTRIS SOFTWARE INC
filed 2002-01-28
CIK 813747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	Amendment No. 2 to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15935

ALTRIS SOFTWARE, INC.

 (Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95–3634089 (IRS Employer Identification No.)

9339 Carroll Park Drive, San Diego, CA (Address of principal executive offices)	92121 (Zip Code)

 (858) 625-3000

 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock

 (Title of class)

                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

                The aggregate market value of the voting stock on October 25, 2001, held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $7,710,397

                The number of shares outstanding of the Registrant's Common Stock at the close of business on October 25, 2001 was 30,841,590.

*              Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

 Amendment No. 2

The Registrant hereby amends the following items on Form 10-K for the fiscal year ended September 30, 2001 as set forth below.  Items not referenced below are not amended.  Items referenced herein are amended in their entirety as set forth below.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with the Stock Purchase Agreement dated as of January 14, 2000 between Altris Software, Inc. (the "Company") and Spescom Limited ("Spescom"), the Company has covenanted to include two nominees of Spescom in management's slate of nominees to be elected to the Board of Directors and to recommend to the shareholders the election of such nominees for as long as Spescom or any affiliate of Spescom holds at least thirty-three percent (33%) of the Common Stock.

The following table and discussion sets forth certain information concerning the Company's current directors and executive officers:

Name

	Age	Position
Carl Mostert	45	Chairman and Chief Executive Officer, Director
D. Ross Hamilton	63	Director
Hilton Isaacman	48	Director
Johann Leitner	48	Director
Larry D. Unruh	50	Director
James P. Myers	61	Director
Pierre de Wet	38	Vice President, Operations
John W. Low	45	Chief Financial Officer and Secretary
David Dorries	42	Vice President, Sales
W. Alan Turner	50	Vice President, Marketing

Mr. Mostert has been a Director of the Company since July 2001.  Mr. Mostert was appointed Chief Executive Officer of the Company in July 2001 and also serves as Chief Operating Officer for the e-Business operations of the Spescom group of affiliated companies.  An employee of Spescom for approximately 19 years, Mr. Mostert has been instrumental in the management and growth of Spescom.  His experience in both technical engineering and in sales and marketing fields have proven to be invaluable.  His career has spanned numerous roles over the years, having started up or managed virtually every business division and subsidiary company within the Spescom group.  Mr. Mostert worked for Fuchs Electronics as a design engineer in the field of Radio Frequency and Radar systems prior to joining Spescom in 1983.  He graduated with a Higher National Diploma in Electrical Engineering in Johannesburg, South Africa in 1979, has completed a number of specialist business programs at Witwatersan Business School in Johannesburg, South Africa and was awarded an MBA from Henley in the United Kingdom in 2000.  He has been a member of the main board of Spescom since 1995.

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

Mr. Isaacman, a nominee of Spescom, has been a Director of the Company since April 2000.  Mr. Isaacman is currently the Director of Corporate Finance of Spescom.  Mr. Isaacman previously served as Spescom’s Financial Director from 1990 to 1998.  Mr. Isaacman began his career with Spescom in 1988 as Financial Manager and has been a member of Spescom’s Board of Directors since 1990.  Mr. Isaacman received a certificate in accounting, tax and auditing from the University of Capetown in 1982.

Dr. Leitner, a nominee of Spescom, has been a Director of the Company since April 2000.  Dr. Leitner has held the position of Director of Strategic Business Development at Spescom since 1998.  Dr. Leitner joined Spescom in 1981 and has served in various technical and operating capacities within Spescom, including Group Marketing Director from 1995 to 1997.  Since 1987, Dr. Leitner has also served on the Board of Directors of Spescom.  Dr. Leitner earned a BSc in Engineering in 1975 and a PhD in Electronic Signal Processing in 1979 from the University of Capetown.

Dr. Myers has been a Director of the Company since July 2001.  Dr. Myers, currently an independent consultant, has over 30 years of international business experience specializing in the telecommunications industry.  Dr. Myers served as President of Southwestern Bell International Development Africa (Pty) Ltd from 1985 to 1998.  Dr. Myers served as the Executive Vice President of that company from 1994 to1995.  From 1993 to 1994, Dr. Myers was the Executive Director of Technology Resources Incorporated.  From 1991 to 1993, Dr. Myers was the President of JMA, Inc.  From 1979 to 1991, Dr. Myers was the President of The Gannon Group, Inc.  From 1969 to 1978, Dr. Myers was a Principal with the accounting firm Arthur Young & Company.  From 1965 to 1969, Dr. Myers was an Operations Research Analyst with Texas Instruments, Inc.  Dr. Myers earned his B.A. in Mathematics from Texas A&M University in 1963, a Master of Arts in Mathematical Physics from the University of Arizona in 1965, and a Doctor of Philosophy in Industrial Engineering/Operations Research from Texas Tech University in 1969.  Dr. Myers is currently serving as a Director for the following entities:  African Merchant Bank, Econet Wireless, and American Chamber of Commerce of South Africa.

Mr. Unruh has served as a Director of the Company since May 1988. He is a partner of Hein & Associates LLP, certified public accountants, and has been its Managing Tax Partner since 1982.  Mr. Unruh currently serves as a director of Basin Exploration, Inc., an oil exploration and development company and also serves as a director of LK Business Services, Inc., a specialty automobile lubricant manufacturer.  Mr. Unruh received a B.S. degree in Accounting from the University of Denver in 1973.

Mr. de Wet was appointed Vice President of Operations in September 1999.  Previously, Mr. DeWet served as Director of Operations from April 1998 to September 1999 and Director of Projects from May 1997 to April 1998.  Prior to joining the Company, Mr. DeWet was a Technical Marketing Manager at Paradigm System Technology from June 1995 to April 1997 where he was responsible for establishing relationships with technical partners in Europe and North America.  From April 1991 to June 1995, Mr. DeWet was with PQ Africa, a division of Comparex Holdings. Mr. DeWet earned a B.S. from the University of Pretoria in 1989.

Mr. Low has served as Chief Financial Officer and Secretary since June 1990.  Previously, Mr. Low had served as Corporate Controller since joining the Company in August 1987.  From 1980 until joining the Company, Mr. Low was with Price Waterhouse LLP, most recently as a Manager working with middle-market and growing companies.  Mr. Low, a certified public accountant, earned a B.A. degree in Economics from the University of California, Los Angeles in 1978.

Mr. Dorries was appointed Vice President of Sales in March 2001.  Prior to joining the Company, Mr. Dorries was the Vice-President of Worldwide Sales at InAlysys Corporation from February 2000 through November 2000.  Mr. Dorries served as Senior Vice President of Sales at Computer Associates from March 1998 to November 1999.  Mr. Dorries served as the Western Regional Vice President of Sales at SunGard Recovery Services from January 1989 to December 1997.  Mr Dorries received a Bachelor of Arts in Mathematics and a Minor in Computer Sciences from Southern Illinois University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission.  Executive officers, directors and 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

Based solely on the Company's review of the copies of such forms it has received and representations from certain reporting persons that they were not required to file a Form 5 for specified fiscal years, the Company believes that all of its executive officers, directors and greater than 10% shareholders have complied with all of the filing requirements applicable to them with respect to transactions during the fiscal year ended September 30, 2001, except that Forms 5 were not timely filed for any of the Company's executive officers, directors and greater than 10% shareholders with respect to transactions during the fiscal year ended September 30, 2001.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation for services rendered in all capacities to the Company of (i) the Company's Chief Executive Officer and former Chief Executive Officer and (ii) the four other most highly compensated executive officers having compensation of $100,000 or more during the fiscal year ended September 30, 2001 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Position	Year(1)	Salary($) (1)		Bonus($)	Other Annual Compensation ($)(2)		Long-term Compensation Awards-- Stock Options (# Shares) (1)
Carl Mostert	2001	$18,385		-	-		-
Chief Executive Officer	2000	-		-	-		-
	1999	-		-	-		-
	1998	-		-	-		-

Roger H. Erickson	2001	$168,750		-	$56,250	(3)	50,000
Former Chief Executive Officer	2000	162,569		-	-		40,000
	1999	196,999	(4)	$50,000			55,000
	1998	164,635		-	$131,215	(5)	65,000

Johann Leitner	2001	$96,153		-	-		100,000
Interim Chief Executive Officer;	2000	-		-	-		-
Vice President – Strategic Marketing	1999	-		-	-		-
	1998	-		-	-		-

John W. Low	2001	$165,846		-	-		36,000
Chief Financial Officer and Secretary	2000	132,037		-	$13,461	(6)	15,000
	1999	147,000	(4)	$7,000	-		47,000
	1998	147,000		-	$100,245	(7)	28,000

Pierre de Wet	2001	$134,750		-	-		30,000
Vice President -- Operations	2000	99,230		-	-		-
	1999	112,692		$3,500	-		52,000
	1998	106,450		-	-		23,000

W. Alan Turner	2001	$134,750		-	-		30,000
Vice President – Products	2000	105,150		-	-		-
	1999	112,465		$3,500	-		54,500
	1998	104,759		-	-		20,000

David Dorries	2001	$87,259		$23,898	-		100,000
Vice President – Sales	2000	-		-	-		-
	1999	-		-	-		-
	1998	-		-	-		-

(1)   In 2000, the Company changed its fiscal year-end from December 31 to September 30.  Information presented for 2001 is presented for the twelve months ended September 30, 2001.  Information presented for 2000 is presented for the nine-month period from January 1, 2000 through September 30, 2000, and information for prior years is presented for the fiscal year of January 1 through December 31 of each such year.

(2)   Excludes compensation in the form of other personal benefits, which, other than as set forth in the table above, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each year.

(3)   Mr. Erickson ceased serving as the Company's Chief Executive Officer effective June 29, 2001.  The Company retained Mr. Erickson as a consultant from June 29, 2001 through October 31, 2001 and agreed to pay Mr. Erickson for such consulting services at the same rate as the Company paid him as Chief Executive Officer.  This amount represents the amount paid to Mr. Erickson as compensation for such consulting services from June 29, 2001 through September 30, 2001.  The Company entered into a consulting agreement with RHE Technology Partners LLC, a limited liability company controlled by Mr. Erickson, pursuant to which RHE Technology Partners LLC will provide consulting services to the Company from November 1, 2001 through April 30, 2002 and the Company will pay RHE Technology Partners LLC fees for such services not to exceed $8,000 per month.

(4)   The 1999 salary for Mr. Erickson and Mr. Low includes $27,692 and $8,654, respectively, of which they voluntarily deferred payment until 2000 to assist the Company in managing its cash flow.

(5)   This comprises (i) $105,843 relating to forgiveness of a promissory note that had been made by Mr. Erickson in favor of the Company in connection with his exercise of stock options that were due to expire and (ii) $25,372 in commissions paid in 1998 relating to Mr. Erickson’s position as Vice President, Strategic Partners in 1997.

(6)   Payment for accrued vacation.

(7)   This comprises (i) $70,562 relating to forgiveness of a promissory note that had been made by Mr. Low in favor of the Company in connection with his exercise of stock options that were due to expire and (ii) a $29,683 payment for accrued vacation.

Option Grants in Last Fiscal Year

Shown below is information concerning grants of options issued by the Company to the Named Executive Officers during the fiscal year ended September 30, 2001:

	Number of Securities Underlying Options	% of Total Options Granted to Employees in	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (2)
Name	Granted(#)(1)	Fiscal Year	($/Share)	Date	5% ($)	10% ($)
Carl Mostert	-	-	-	-	-	-

Roger H. Erickson	50,000	6.3%	$0.531	4/4/2011	$16,697	$42,313

Johann Leitner	100,000	12.6%	$0.460	4/12/2011	$28,929	$73,312

John W. Low	36,000	4.5%	$0.531	4/4/2011	$12,022	$30,466

Pierre de Wet	30,000	3.8%	$0.531	4/4/2011	$10,018	$25,388

W. Alan Turner	30,000	3.8%	$0.531	4/4/2011	$10,018	$25,388

David Dorries	100,000	12.6%	$0.531	4/4/2011	$33,394	$84,628

(1)   All options were granted with an exercise price equal to the closing sale price of the Common Stock as reported on the OTC Bulletin Board on the date of grant. The options vest 25% 90 days from the date of grant and in additional annual installments of 25% commencing on the first anniversary of the date of grant.

(2)   The 5% and 10% assumed rates of appreciation are specified under the rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of the future price of its Common Stock.  The actual value, if any, which a Named Executive Officer may realize upon the exercise of stock options will be based upon the difference between the market price of the Common Stock on the date of exercise and the exercise price.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for the Named Executive Officers information with respect to option exercises during the fiscal year ended September 30, 2001 and unexercised options and option values at September 30, 2001, in each case with respect to options to purchase shares of the Common Stock:

	Shares Acquired on	Value	Number of Unexercised Options Held as of September 30, 2001		Value of Unexercised in-the-money Options at September 30, 2001($)(1)
Name	Exercise	Realized	Exercisable	Nonexercisable	Exercisable	Nonexercisable
Carl Mostert	-	-	-	-	-	-
Roger H. Erickson	-	-	130,000	-	2,000	-
Johann Leitner	-	-	25,000	75,000	-	-
John W. Low	-	-	98,000	53,000	800	-
Pierre de Wet	-	-	61,500	43,500	600	-
W. Alan Turner	-	-	60,250	44,750	600	-
David Dorries	-	-	25,000	75,000	-	-

(1)           Based on the closing sale price of the Common Stock on the OTC Bulletin Board on September 28, 2001 ($0.29 per share).

Compensation of Directors

In an effort to assist the Company, the Company's directors have foregone any cash compensation for serving on the Board until the Company returns to profitability.  Each director is reimbursed for all reasonable expenses incurred in connection with attendance at meetings.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to shares of the Common Stock owned as of January 7, 2002 by (i) each director, (ii) each Named Executive Officer (as defined on page 7), (iii) all directors and executive officers as a group and (iv) each person who, to the extent known to the Company, beneficially owned more than 5% of the outstanding shares of Common Stock.  Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

Name	Number of Shares (1)		Percent of Class (1)
Carl Mostert	19,092,381	(3)	61.3%
Pierre de Wet	71,100		*
John W. Low	151,250		*
W. Alan Turner	105,625		*
David Dorries	25,000		*
D. Ross Hamilton	211,500		*
Larry D. Unruh	29,297		*
Hilton Isaacman (2)	19,092,381	(3)	61.3%
Johann Leitner (2)	19,117,381	(3)	61.4%
James P. Myers	0		*
Spescom Limited	19,092,381	(3)	61.3%
All Current Directors and Executive Officers as a Group (10 persons) (2)	19,756,228	(3)	63.0%

*Less than one percent.

(1)   Amounts and percentages include shares of Common Stock that may be acquired within 60 days of January 7, 2002 through the exercise of stock options as follows:  69,500 shares for Mr. De Wet, 97,750 shares for Mr. Low, 68,875 shares for Mr. Turner, 25,000 shares for Mr. Hamilton, 25,000 shares for Mr. Unruh, 25,000 shares for Mr. Dorries, 25,000 shares for Dr. Leitner and 378,000 shares for all directors and executive officers as a group.

(2)   As affiliates of Spescom, Messrs. Mostert, Isaacman and Leitner could be deemed to be beneficial owners of the shares of Common Stock owned by Spescom Limited.  However, Messrs. Mostert, Isaacman and Leitner disclaim beneficial ownership of all such shares.

(3)   Amount includes 300,000 shares of Common Stock issuable upon exercise of a warrant having an exercise price of $1.90 per share.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Spescom and the Company have entered into a license agreement pursuant to which Spescom has licensed to the Company the right to use the name "Spescom" and to use a trademark owned by Spescom related to certain computer software.  The Company will not pay any royalties to Spescom in connection with this license.  The license is for an indefinite term, but is terminable by either party upon 60 days prior written notice.  Under the license agreement, Spescom has agreed to indemnify and hold harmless the Company and its directors, officers, employees and agents against liabilities arising from any claim brought against the Company that alleges that Spescom's or the Company's use of the trademark being licensed infringes the rights of any third party, provided that the Company is in material compliance with the provisions of the license agreement.

Spescom has also loaned $1,377,000 to the Company during the fiscal year ended September 30, 2001 and $1,650,000 subsequent to that date.  The Company initially accrued interest at the rate of 9.2% per annum in respect of the outstanding balance of $1,377,000 at September 30, 2001, which balance originally had no maturity date, but in consideration for Spescom's advancement of the additional $1,650,000 in funds, the Board of Directors of the Company has approved borrowing the entire amount of borrowed funds at an interest rate of 10.0% per annum, payable at maturity, with maturity at October 15, 2003.  The Board of Directors has also approved the granting of a security interest in favor of Spescom in respect of all of the Company's assets as security for these loans.  Definitive documents evidencing the loan and the grant of the security interest are being finalized and have yet to be executed and delivered.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on January 28, 2002.

Altris Software, Inc.
By:
/s/ CARL MOSTERT
Carl Mostert
Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature

	Title	Date

/s/ CARL MOSTERT Carl Mostert	Director and Chief Executive Officer (Principal Executive Officer)	January 28, 2002
/s/ JOHN W. LOW John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 28, 2002
/s/ ROSS HAMILTON D. Ross Hamilton	Director	January 28, 2002
/s/ HILTON ISSACMAN Hilton Issacman	Director	January 28, 2002
/s/ JOHANN LEITNER Johann Leitner	Director	January 28, 2002
/s/ LARRY UNRUH Larry D. Unruh	Director	January 28, 2002
/s/ JIM MEYERS Jim Meyers	Director	January 28, 2002