Form 10-Q
period 2001-12-31
ALTRIS SOFTWARE INC
filed 2002-02-14
CIK 813747

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

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

YES /x/    NO / /

Number of shares of Common Stock outstanding at December 31, 2001: 30,841,590

Number of Sequentially Numbered Pages: 17

ALTRIS SOFTWARE, INC.

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Condensed Notes to the Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
PART II.	OTHER INFORMATION	16

ALTRIS SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$757,000	$144,000
Receivables, net	400,000	1,150,000
Other current assets	420,000	412,000

Total current assets	1,577,000	1,706,000
Property and equipment, net	292,000	313,000
Computer software, net	1,948,000	2,164,000
Other assets	78,000	73,000

Total assets	$3,895,000	$4,256,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,074,000	$958,000
Accrued liabilities	1,469,000	1,596,000
Deferred revenue	1,406,000	1,620,000

Total current liabilities	3,949,000	4,174,000
Notes payable and accrued interest to shareholder	3,085,000	1,377,000

Total liabilities	7,034,000	5,551,000

Shareholders' Deficit:
Common stock, no par value, 40,000,000 shares authorized; 30,841,590 issued and outstanding	73,868,000	73,838,000
Common stock warrants	718,000	718,000
Accumulated other comprehensive loss	(20,000)	(33,000)
Accumulated deficit	(77,705,000)	(75,818,000)

Total shareholders' deficit	(3,139,000)	(1,295,000)

Total liabilities and shareholders' deficit	$3,895,000	$4,256,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2001	2000
Revenues:
Licenses	$318,000	$1,381,000
Services and other	1,400,000	1,520,000

Total revenues	1,718,000	2,901,000

Cost of revenues:
Licenses	260,000	338,000
Services and other	983,000	881,000

Total cost of revenues	1,243,000	1,219,000

Gross profit	475,000	1,682,000

Operating expenses:
Research and development	624,000	486,000
Marketing and sales	1,251,000	864,000
General and administrative	435,000	342,000

	2,310,000	1,692,000

Loss from operations	(1,835,000)	(10,000)
Gain on sale of interest in subsidiary	—	125,000
Interest and other income	3,000	14,000
Interest and other expense	(55,000)	(2,000)

Net income (loss)	$(1,887,000)	$127,000

Basic net income (loss) per common share	$(0.06)	$0.01

Diluted net income (loss) per common share	$(0.06)	$0.01

Shares used in computing basic Net income (loss) per common share	30,842,000	30,839,000

Shares used in computing diluted net income (loss) per common share	30,842,000	31,362,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(1,887,000)	$127,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	251,000	285,000
Stock Options issued to consultant for services	30,000	—
Gain on sale of interest in subsidiary	—	(125,000)
Changes in assets and liabilities, net of effect of dispositions:
Receivables, net	750,000	150,000
Other assets	(13,000)	(164,000)
Accounts payable	116,000	(25,000)
Accrued liabilities	(69,000)	40,000
Deferred revenue	(214,000)	(359,000)

Net cash used in operating activities	(1,036,000)	(71,000)

Cash flows from investing activities:
Purchases of property and equipment	(14,000)	(19,000)

Net cash used in by investing activities	(14,000)	(19,000)

Cash flows from financing activities:
Proceeds from shareholder loan	1,650,000	—
Proceeds from exercise of stock options	—	2,000

Net cash provided by financing activities	1,650,000	2,000

Effect of exchange rate changes on cash	13,000	1,000

Net increase (decrease) in cash and cash equivalents	613,000	(87,000)
Cash and cash equivalents at beginning of period	144,000	1,808,000

Cash and cash equivalents at end of period	$757,000	$1,721,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the first quarter of fiscal 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly Altris Software Limited) along with Spescom Ltd. U.K.'s document management business. Spescom Ltd. U.K. is a wholly owned subsidiary of Spescom Ltd., which became the majority shareholder in the Company in April 2000. (See Note 3.)

        The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Report on Form 10-K for the year ended September 30, 2001. It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

        The accompanying consolidated statements of operations and of cash flows for the three months ended December 31, 2001 and 2000 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation

        The financial statements of the foreign subsidiary were prepared in its local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Translation adjustments of $13,000 and $1,000 are recorded at December 31, 2001 and September 30, 2001, respectively. Translation adjustments are reflected as Accumulated other comprehensive loss in Shareholders' Deficit and accordingly have no effect on net income. Transaction adjustments for the foreign subsidiary are included in net loss.

Note 2—Statement of Cash Flows

        For the three months ended December 31, 2000, the following assets and liabilities, attributable to the acquisition of Spescom UK, have been excluded from the cash flow statement (see Note 3):

Accounts receivable, net	$721,000
Other assets	26,000
Property and equipment, net	103,000
Accounts payable	(192,000)
Accrued liabilities	(228,000)
Deferred revenue	(665,000)

Net liabilities assumed	$(235,000)

        The following is additional cash flow information for the three months ended December 31:

	2001	2000
Supplemental cash flow information:
Interest paid	$3,000	$2,000

Schedule of noncash financing activities:
Stock Options Granted to Consultant	$30,000	$—

        Consulting expense of $30,000 was recorded for the issuance of 130,000 options issued to a consultant for services performed. The options were valued using the Black-Scholes Multiple Option Model.

Note 3—Spescom Transaction and Related Parties

        In May 1999, the Company completed a transaction with Spescom, whereby Spescom acquired a 60% ownership interest in the Company's former United Kingdom subsidiary, ASL. In April 2000, the Company sold its remaining 40% ownership in ASL to Spescom. For the three months ended December 31, 2000 the Company recognized a gain of $125,000, which it had previously deferred relating to potential warranty claims arising from the sale of ASL.

        In the first quarter of 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly ASL) along with Spescom Ltd. U.K.'s document management business. Spescom UK is a wholly owned subsidiary of Spescom. Prior to the acquisition, Spescom Ltd. U.K. had been the Company's exclusive distributor of the Company's eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities of Spescom Ltd. U.K., the Company issued 550,000 shares of its common stock to Spescom. The net liabilities assumed of $235,000 were recorded as a charge against common stock.

        In November 2000 Spescom purchased $530,000 worth of software from the Company. Under a royalty arrangement, Spescom also resells certain of the Company's software. For the three months ended December 31, 2001 and 2000, the Company recognized royalty revenue of $12,000 and $8,000, respectively, arising from this arrangement. The Company believes that the terms of the royalty arrangement with Spescom are at least as favorable to the Company as it could have obtained in an arms' length transaction from an unrelated third party. For the three months ended December 31, 2001 and 2000 the Company purchased consulting services from Spescom totaling $0 and $46,000, respectively. The Company believes that the terms under which it purchases consulting services from Spescom are at least as favorable to the Company as it could have obtained in an arms' length transaction from an unrelated third party.

        Spescom and the Company have entered into a license agreement pursuant to which Spescom has licensed to the Company the right to use the name "Spescom" and to use a trademark owned by Spescom related to certain computer software. The Company will not pay any royalties to Spescom in connection with this license. The license is for an indefinite term, but is terminable by either party upon 60 days prior written notice. Under the license agreement, Spescom has agreed to indemnify and hold harmless the Company and its directors, officers, employees and agents against liabilities arising from any claim brought against the Company that alleges that Spescom's or the Company's use of the trademark being licensed infringes the rights of any third party, provided that the Company is in material compliance with the provisions of the license agreement. The Company believes that the terms of this license agreement with Spescom are at least as favorable to the Company as it could have obtained in an arms' length transaction from an unrelated third party. The Company continues to rely upon financing from Spescom for operating needs.

        Related party long-term liability consists of the following:

	December 31, 2001	September 30, 2001
Loan payable—Spescom Ltd., South Africa	$1,250,000	$1,377,000
Loan payable—Spescom Ltd. United Kingdom	1,835,000	—

	$3,085,000	$1,377,000

        Spescom advanced $1,377,000 to the Company during the fiscal year ended September 30, 2001 and $1,650,000 subsequent to that date, the outstanding balances of which are indicated in the above table. The Company initially accrued interest at the rate of 9.2% per annum in respect of the outstanding balance to Spescom Ltd. South Africa., which balance originally had no maturity date. In consideration for Spescom Ltd. United Kingdom's advance of $1,650,000 in funds, the Board of Directors of the Company has approved borrowing the entire amount at an interest rate of 10.0% per annum, payable at maturity, on October 15, 2003. The Board of Directors has also approved the granting of a security interest in favor of both Spescom Ltd. South Africa and Spescom Ltd. United Kingdom in respect of all of the Company's assets as security for these loans. Definitive documents evidencing the loan and the grant of the security interest are being finalized and have yet to be executed and delivered. The Company believes that the terms of these loans from Spescom are at least as favorable to the Company as it could have obtained in an arms' length transaction from an unrelated third party.

Note 4—Receivables

        Receivables consist of the following:

	December 31, 2001	September 30, 2001
	(Unaudited)
Billed receivables	$489,000	$1,240,000
Less allowance for doubtful accounts	(89,000)	(90,000)

	$400,000	$1,150,000

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

	For the three months ended December 31,
	2001	2000
Net income (loss) used in computing basic and diluted net income (loss) per share	$(1,887,000)	$127,000

Shares Used:
Weighted average common shares outstanding used in computing basic net income (loss) per common share	30,842,000	30,839,000

Weighted average common shares outstanding used in computing diluted net income (loss) per common share	30,842,000	31,362,000

        Based on the above table, the basic and diluted earnings per share is actually $.004 at December 31, 2000. For financial statement presentation purposes we have rounded the basic and diluted earnings per share to $.01.

        Stock options and warrants to purchase up to 2,065,000 and 1,572,900 shares, with weighted average prices of $1.42 and $1.83, of the Company's common stock were outstanding at December 31, 2001 and 2000, respectively. Stock options and warrants outstanding were not included in the computation of diluted loss per common share at December 31, 2001 because their effect was antidilutive as the Company incurred a loss for the period. Dilutive stock options and warrants totaling 523,000 were included in the calculation of diluted earnings per share at December 31, 2000.

Note 6—Segment and Geographic Information

        The Company has one business segment which consists of the development and sale of a suite of client/server document management software products.

        Revenues for the three months ended December 31, 2001 and 2000 by customer location are as follows:

	For the three months ended December 31,
	2001	2000
United States	$834,000	$1,350,000
Europe, primarily United Kingdom	844,000	954,000
Other International	40,000	597,000

	$1,718,000	$2,901,000

Note 7—Recent Accounting Pronouncements

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

        Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142) which supercedes APB Opinion No. 17, "Intangible Assets." Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The provisions of Statement 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Statement 142, which is required to be applied at the beginning of an entity's fiscal year, is to be applied to all goodwill and other intangible assets recognized in the financial statements at that date. The adoption of Statement 142 has not had a material effect on the financial statements.

        During August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets, except for certain obligations of lessees. SFAS No. 143 amends FASB statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for fiscal years beginning after April 1, 2003. Management believes that the adoption of Statement 143 will not have a material effect on the Company's financial statements.

        During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after April 1, 2002. Management believes that the adoption of Statement 144 will not have a material effect on the Company's financial statements.

Note 8—Comprehensive Income

        Comprehensive income is as follows:

	Three Months Ended December 31,
	2001	2000
Net income (loss)	$(1,877,000)	$127,000
Other comprehensive income (loss):
Foreign currency translation gain adjustments	13,000	1,000

Other comprehensive income	13,000	1,000

Comprehensive income (loss)	$(1,874,000)	$128,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000.

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

Revenues

        Revenues for the three months ended December 31, 2001 were $1,718,000 as compared to $2,901,000 for the three months ended December 31, 2000.

        For the three months ended December 31, 2001 revenues consisted of $318,000 (19%) in software license revenues and $1,400,000 (81%) in services and other revenue. This compares to software license revenues of $1,381,000 (48%) and services and other revenue of $1,520,000 (52%) for the three months ended December 31, 2000. License revenue for the three months ended December 31, 2000 included a license to Spescom of $530,000.

        Software license revenues decreased $1,063,000 for the three month period ended December 31, 2001 over the three months ended December 31, 2000. The decrease is due to lower sales of the Altris eB product which management believes is a result of customers deferring capital expenditures due to an economic slowdown in the United States caused by the September 11th terrorist attacks.

        Revenues generated from services decreased $120,000 for the three month period ended December 31, 2001 over the three month period ended December 31, 2000. A decline in software sales caused a decrease in potential service fees for implementing the Altris eB product.

        A small number of customers have typically accounted for a large percentage of the Company's annual revenue. One customer accounted for 15% of total revenue for the three months ended December 31, 2001. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

        Gross profit as a percentage of revenue was 28% and 58% for the three month periods ended December 31, 2001 and 2000, respectively. Gross profit consists of gross profit from licenses and gross profit from services and other. The decrease in gross profit for the three months ended December 31, 2001 from the three months ended December 31, 2000 was due to the decreased gross profit from licenses resulting from the substantial reduction in license sales.

        Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. Gross profit from license revenues as a percentage of license revenues was 18% and 76% for the three months ended December 31, 2001 and 2000, respectively. The decrease to 18% from 76% is the result of a decrease in sales of eB software and the fixed nature of the software amortization for the internally developed software. As sales decline, our fixed costs remain constant and result in a lower gross profit on licenses sold.

        Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance. Gross profit from services and other revenue as a percentage of services and other revenue was 30% and 42% for the three months ended December 31, 2001 and 2000, respectively. The decrease in the gross profit margin from services and other revenue was due principally to the decline in service revenue.

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

Operating Expenses

        Research and development expense for the three months ended December 31, 2001 was $624,000 as compared to $486,000 for the three month period ended December 31, 2000. The increase in research and development for the three months ended December 31, 2000 was primarily due to increases in personnel and associated costs as a result of assigning to development activities personnel who had been assigned to software implementation, sales and marketing activities in the prior year.

        Marketing and sales expense for the three months ended December 31, 2001 was $1,251,000 as compared to $864,000 for the three months ended December 31, 2000. The Company expanded its sales and marketing effort during the first three months of 2001 as compared to the same period in the prior year. The expansion has led to increased expense for additional personnel and associated costs as well as various additional marketing expenses.

        General and administrative expense was $435,000 for the three months ended December 31, 2001 as compared to $342,000 for the three-month period ended December 31, 2000. General and administrative expense in fiscal 2000 was comparatively lower as a result of lowering reserves for a certain customer dispute.

        For the three months ended December 31, 2000 the Company recognized a deferred gain on the sale of an interest in a subsidiary for $125,000 which originated from the sale of an interest in a subsidiary of the Company in the quarter ended June 30, 1999. See Note 3 of the Condensed Notes to the Consolidated Financial Statements. No gains were recorded for the three months ended December 31, 2001.

        Interest and other income was $3,000 for the three months ended December 31, 2001 as compared to $14,000 for the three month period ended December 31, 2000. The decrease is primarily due to a decrease in investments in 2001 as compared to 2000. The lower investments amounted to less interest earned and therefore a decrease in interest earned.

        Interest and other expense was $55,000 for the three months ended December 31, 2001 as compared to $2,000 for the three months ended December 31, 2000. The increase was due to additional interest expense on the Company's higher debt balances during 2001 as compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2001, the Company's cash and cash equivalents totaled $757,000 as compared to $144,000 at September 30, 2001, and its current ratio was .4 to 1. For the quarter ended December 31, 2001, cash used in operating and investing activities totaled $1,050,000, while cash provided by financing activities totaled $1,650,000.

        There can be no assurances that the Company will generate sufficient cash flows in the near term to meet its current obligations. The Company has received loans from Spescom in the past to meet its obligations. The outstanding balance of its loans from Spescom increased from $1,377,000 on September 30, 2001 to $3,085,000 on December 31, 2001. Such loans are to be secured by all of the assets of the Company. See "Related Party Transactions" below. Although the Company has in the past received written assurances from Spescom that it will provide additional loans to the Company, Spescom is not obligated to provide such loans. Spescom's ability to provide additional funding has been adversely affected in recent months by the general decline in economic conditions and a substantial decline in the value of the South African Rand in relation to other currencies. Spescom has advised the Company that additional financing requirements are being discussed with various financial institutions. However, it is uncertain whether these institutions will provide such funding. As a result, there can be no assurances that Spescom will be able to provide additional loans to the Company of amounts comparable to those provided in the quarter ended December 31, 2001. In addition, if Spescom is otherwise able and willing to provide additional loans on terms acceptable to the Company, the funding of such loans may be delayed or prevented by currency exchange regulations of the Republic of South Africa, under which Spescom is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company. Moreover, the terms on which any additional funding is provided have not been specified and may include interest rates, security arrangements or additional equity dilution that are not acceptable to the Company or that could be materially adverse to the Company.

        Because of the uncertainty surrounding Spescom's ability and willingness to provide sufficient funding to enable the Company to continue operations at its current level, the Company is seeking additional equity and debt financing from third parties. There can be no assurances that additional financing will be available or that the terms of such financing will be acceptable to the Company.

        The Company also intends to implement substantial reductions in costs in an effort to achieve a break-even level of cash flow in the near term. There can be no assurances that reductions in costs can be accomplished in sufficient time and amounts to permit the Company to continue operations. However, management believes that if the Company is successful in obtaining sufficient additional financing from Spescom in the current quarter, the Company's planned cost reductions will enable the Company to achieve a break-even level of cash flow by the end of the fiscal year. Although such reductions will reduce the Company's research and development, marketing and sales capabilities, management believes that the reduced levels of research and development, marketing and sales costs would be consistent with the level of revenues currently being achieved. Moreover, the Company intends to implement such reductions with a view to maximizing the Company's ability to continue to maintain and support its eB product suite, while at the same time pursuing opportunities for sales of new systems to new customers. There can be no assurance, however, that the Company will be able to continue to obtain sufficient orders or to achieve sufficient cost reductions to enable the Company to reach a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.

        The inability of the Company to obtain sufficient additional financing from Spescom or other sources in the immediate future or to achieve sufficient revenues to allow the Company to reach a cash flow break-even level would have a material adverse effect on the Company's business, results of operations and financial condition and would likely prevent the Company from continuing operations.

Net Operating Loss Tax Carryforwards

        As of September 30, 2001, the Company had a net operating loss carryforward ("NOL") for federal and state income tax purposes of $28,682,000 and $4,665,000, respectively, which expires over the years 2002 through 2021. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $640,000, which will substantially expire in the years 2002 through 2006. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes.

        As a result of the issuances of shares of capital stock of the Company to Spescom Ltd. in the past, an ownership change occurred in April 2000. The Company's ability to utilize the consolidated NOL in future years will be limited under the Code due to this ownership change. The annual limitation is approximately $1,159,000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Currency

        The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. In the three months ended December 31, 2001, revenue from the United States, Europe and other locations in the world were 49%, 49% and 2%, respectively. This compares to 47%, 33% and 21%, respectively for the same period in 2000. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

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

RELATED PARTY TRANSACTIONS

        In May 1999, the Company completed a transaction with Spescom, whereby Spescom acquired a 60% ownership interest in the Company's former United Kingdom subsidiary, ASL. In April 2000, the Company sold its remaining 40% ownership in ASL to Spescom. For the three months ended December 31, 2000 the Company recognized a gain of $125,000, which it had previously deferred relating to potential warranty claims arising from the sale of ASL.

        In the first quarter of 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly ASL) along with Spescom Ltd. U.K.'s document management business. Spescom UK is a wholly owned subsidiary of Spescom. Prior to the acquisition, Spescom Ltd. U.K. had been the Company's exclusive distributor of the Company's eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities of Spescom Ltd. U.K., the Company issued 550,000 shares of its common stock to Spescom. The net liabilities assumed of $235,000 were recorded as a charge against common stock.

        In November 2000 Spescom purchased $530,000 worth of software from the Company. Under a royalty arrangement, Spescom also resells certain of the Company's software. For the three months ended December 31, 2001 and 2000, the Company recognized royalty revenue of $12,000 and $8,000, respectively, arising from this arrangement. The Company believes that the terms of the royalty arrangement with Spescom are at least as favorable to the Company as it could have obtained in an arms' length transaction from an unrelated third party. For the three months ended December 31, 2001 and 2000 the Company purchased consulting services from Spescom totaling $0 and $46,000, respectively. The Company believes that the terms under which it purchases consulting services from Spescom are at least as favorable to the Company as it could have obtained in an arms' length transaction from an unrelated third party.

        Spescom and the Company have entered into a license agreement pursuant to which Spescom has licensed to the Company the right to use the name "Spescom" and to use a trademark owned by Spescom related to certain computer software. The Company will not pay any royalties to Spescom in connection with this license. The license is for an indefinite term, but is terminable by either party upon 60 days prior written notice. Under the license agreement, Spescom has agreed to indemnify and hold harmless the Company and its directors, officers, employees and agents against liabilities arising from any claim brought against the Company that alleges that Spescom's or the Company's use of the trademark being licensed infringes the rights of any third party, provided that the Company is in material compliance with the provisions of the license agreement. The Company believes that the terms of this license agreement with Spescom are at least as favorable to the Company as it could have obtained in an arms' length transaction from an unrelated third party.

        Related party long-term liability consists of the following:

	December 31, 2001	September 30, 2001
Loan payable—Spescom Ltd., South Africa	$1,250,000	$1,377,000
Loan payable—Spescom Ltd. United Kingdom	1,835,000	—

	$3,085,000	$1,377,000

        Spescom advanced $1,377,000 to the Company during the fiscal year ended September 30, 2001 and $1,650,000 subsequent to that date, the outstanding balances of which are indicated in the above table. The Company initially accrued interest at the rate of 9.2% per annum in respect of the outstanding balance to Spescom Ltd. South Africa., which balance originally had no maturity date. In consideration for Spescom Ltd. United Kingdom's advance of $1,650,000 in funds, the Board of Directors of the Company has approved borrowing the entire amount at an interest rate of 10.0% per annum, payable at maturity, on October 15, 2003. The Board of Directors has also approved the granting of a security interest in favor of both Spescom Ltd. South Africa and Spescom Ltd. United Kingdom in respect of all of the Company's assets as security for these loans. Definitive documents evidencing the loan and the grant of the security interest are being finalized and have yet to be executed and delivered. The Company believes that the terms of these loans from Spescom are at least as favorable to the Company as it could have obtained in an arms' length transaction from an unrelated third party.

PART II. OTHER INFORMATION

Item 1—Legal Proceedings

        The Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

        In September 2001 a customer notified the Company that it wishes to cancel its contract with the Company to purchase software and services from the Company. The Company is currently disputing the terms of the cancellation with the customer. At December 31, 2001 there are deferred costs of $125,000 and deferred revenue of $360,000 related to this contract. Management does not believe that the outcome of this matter will have a material adverse effect on the Company's financial position or results of operations.

Item 4—Submission of Matters to a Vote of Security Holders

        None

Item 6—Exhibits and Reports on Form 8-K:

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIS SOFTWARE, INC.
By:	/s/ JOHN W. LOW John W. Low Chief Financial Officer
Dated:	February 13, 2002

QuickLinks

ALTRIS SOFTWARE, INC. INDEX
PART II. OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 6—Exhibits and Reports on Form 8-K