Form 10-Q
period 2002-03-31
ALTRIS SOFTWARE INC
filed 2002-05-15
CIK 813747

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-15935

ALTRIS SOFTWARE INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3634089
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES       ☒       NO       ☐

Number of shares of Common Stock outstanding at March 31, 2002:   30,841,590

ALTRIS SOFTWARE, INC.

ALTRIS SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	September 30, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,000	$144,000
Receivables, net	541,000	1,150,000
Other current assets	322,000	412,000
Total current assets	870,000	1,706,000

Property and equipment, net	262,000	313,000
Computer software, net	1,746,000	2,164,000
Other assets	82,000	73,000
Total assets	$2,960,000	$4,256,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,185,000	$958,000
Accrued liabilities	1,396,000	1,596,000
Notes payable and accrued interest to shareholder	400,000	—
Deferred revenue	2,016,000	1,620,000
Total current liabilities	4,978,000	4,174,000

Notes payable and accrued interest to shareholder	3,159,000	1,377,000
Total liabilities	8,156,000	5,551,000

Shareholders’ deficit:
Common stock, no par value, 40,000,000 shares authorized; 30,841,590 issued and outstanding	73,868,000	73,838,000
Common stock warrants	718,000	718,000
Accumulated other comprehensive loss	—	(33,000)
Accumulated deficit	(79,782,000)	(75,818,000)
Total shareholders’ deficit	(5,196,000)	(1,295,000)

Total liabilities and shareholders’ deficit	$2,960,000	$4,256,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2002	2001	2002	2001
Revenues:
Licenses	$329,000	$1,487,000	$647,000	$2,868,000
Services and other	1,238,000	1,822,000	2,638,000	3,342,000
Total revenues	1,567,000	3,309,000	3,285,000	6,210,000

Cost of revenues:
Licenses	349,000	457,000	609,000	795,000
Services and other	879,000	1,108,000	1,862,000	1,989,000
Total cost of revenues	1,228,000	1,565,000	2,471,000	2,784,000

Gross profit	339,000	1,744,000	814,000	3,426,000

Operating expenses:
Research and development	569,000	453,000	1,193,000	939,000
Marketing and sales	1,087,000	1,032,000	2,338,000	1,896,000
General and administrative	677,000	369,000	1,112,000	711,000
	2,333,000	1,854,000	4,643,000	3,546,000

Loss from operations	(1,994,000)	(110,000)	(3,829,000)	(120,000)

Interest and other income	2,000	24,000	5,000	38,000
Interest and other expense	(85,000)	(3,000)	(140,000)	(5,000)
Gain on sale of interest in subsidiary	—	—	—	125,000
Net income (loss)	$(2,077,000)	$(89,000)	$(3,964,000)	$38,000

Basic net income (loss) per common share	$(0.07)	$(0.00)	$(0.13)	$0.00

Diluted net income (loss) per common share	$(0.07)	$(0.00)	$(0.13)	$0.00

Shares used in computing basic net income (loss) per common share	30,842,000	30,841,000	30,842,000	30,743,000

Shares used in computing diluted net income (loss) per common share	30,842,000	30,841,000	30,842,000	31,112,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,

	2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,964,000)	$38,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	547,000	589,000
Stock options issued	30,000	—
Gain on sale of interest in subsidiary	—	(125,000)
Changes in assets and liabilities, net of effect of dispositions:
Receivables, net	577,000	(359,000)
Other assets	540,000	(260,000)
Accounts payable	135,000	323,000
Accrued liabilities	(518,000)	67,000
Deferred revenue	409,000	(664,000)
Net cash used in operating activities	(2,244,000)	(391,000)

Cash flows from investing activities:
Purchases of property and equipment	(30,000)	(29,000)
Purchases of software	(50,000)	—
Net cash used in investing activities	(80,000)	(29,000)

Cash flows from financing activities:
Proceeds from shareholder loan	2,182,000	—
Proceeds from exercise of stock options	—	3,000
Net cash provided by financing activities	2,182,000	3,000

Effect of exchange rate changes on cash	5,000	12,000

Net decrease in cash and cash equivalents	(137,000)	(405,000)
Cash and cash equivalents at beginning of period	144,000	1,808,000

Cash and cash equivalents at end of period	$7,000	$1,403,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Altris Software, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated. In the first quarter of fiscal 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly Altris Software Limited) along with Spescom Ltd. U.K.’s document management business. Spescom Ltd. UK is a wholly owned subsidiary of Spescom Ltd., which became the majority shareholder in the Company in April 2000. (See Note 3.)

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Report on Form 10-K for the year ended September 30, 2001.  It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The accompanying consolidated statements of operations and cash flows for the three and six months ended March 31, 2002 and 2001 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with a wide-ranging set of standards and interpretations of those standards under accounting principles generally accepted in the United States of America, consisting principally of:

-    Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,”

        issued by the American Institute of Certified Public Accountants (AICPA)

-    AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue

        Recognition, With Respect to Certain Transactions,”

-    Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial

        Statements,” issued by the United States Securities and Exchange

        Commission

The Company enters into contractual arrangements with end users of its products that may include software licenses, maintenance services, consulting services, or various combinations thereof, including the sale of such elements separately. For each arrangement, revenues are recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, delivery of the product has occurred and no other significant obligations on the part of the Company remain.

For multiple-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the elements based on the fair value of the element, regardless of any separate prices stated within the contract for each element. Fair value is generally considered the price a customer would be required to pay if the element were to be sold separately. The Company applies the “residual method” as allowed under SOP 98-9 in accounting for any element of an arrangement that remains undelivered.

License Revenues: Amounts allocated to software license revenues are recognized at the time of shipment of the software when fair value for any undelivered elements is determinable and all the other revenue recognition criteria discussed above have been met.

Consulting Service Revenues: Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion to allow the software to operate in customized environments. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the other elements of the transaction and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues for these services as well as training are generally recognized as the services are performed for time and materials contracts. Contract revenues for fixed fee contracts or programs requiring specialized systems are recognized using the percentage-of-completion method of accounting, primarily based on contract labor hours incurred to date compared with total estimated labor hours at completion. Provisions for anticipated contract losses are recognized at the time they become known.

Maintenance Service Revenues: Maintenance service revenues consist primarily of fees for providing nspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

Revenues on sales made by the Company’s resellers are generally recognized upon shipment of the Company’s software to the reseller, when the reseller has an identified end user and all other revenue recognition criteria noted above are met. Under limited arrangements with certain distributors, all the revenue recognition criteria have been met upon delivery of the product to the distributor and, accordingly, revenues are recognized at that time. The Company does not offer a right of return on its products.

Foreign Currency Translation

The financial statements of the foreign subsidiary were prepared in its local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Accumulated translation adjustments of $0 and $(33,000) are recorded at March 31, 2002 and September 30, 2001, respectively. Accumulated translation adjustments are reflected as accumulated other comprehensive loss in Shareholders’ Deficit and accordingly have no effect on net income. Foreign currency transaction gains and losses are included in net loss.

Note 2 — Statement of Cash Flows

For the six months ended March 31, 2001, the following assets and liabilities, attributable to the acquisition of Spescom UK, have been excluded from the cash flow statement (see Note 3):

Accounts receivable, net	$721,000
Other assets	26,000
Property and equipment, net	103,000
Accounts payable	(192,000)
Accrued liabilities	(228,000)
Deferred revenue	(665,000)
Net liabilities assumed	$(235,000)

The following is additional cash flow information for the six months ended March 31:

	2002	2001
Supplemental cash flow information:
Interest paid	$4,000	$3,000

Schedule of noncash financing activities:
Stock Options Granted to Consultant	$30,000	$—

Note 3 — Spescom Transaction and Related Parties

In May 1999, the Company completed a transaction with Spescom Ltd. (“Spescom”), whereby Spescom acquired a 60% ownership interest in the Company’s former United Kingdom subsidiary, Altris Software Ltd. (“ASL”). In April 2000, the Company sold its remaining 40% ownership in ASL to Spescom. For the six months ended March 31, 2001 the Company recognized a gain of $125,000, which it had previously deferred relating to potential warranty claims arising from the sale of ASL.

In the first quarter of 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly ASL) along with Spescom Ltd. U.K.’s document management business. Spescom Ltd. UK is a wholly owned subsidiary of Spescom, which became the majority shareholder in the Company in April 2000. Prior to the acquisition, Spescom Ltd. UK had been the Company’s exclusive distributor of the Company’s eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities of Spescom Ltd. UK, the Company issued 550,000 shares of its common stock to Spescom. The net liabilities assumed of $235,000 were recorded as a charge against common stock.

In November 2000 Spescom purchased $530,000 worth of software from the Company. Under a royalty arrangement, Spescom also resells certain of the Company’s software. For the three and six month periods ended March 31, 2002, the Company recognized royalty revenue of $2,000 and $14,000 compared to $30,000 and $38,000 for the three and six month periods ended March 31, 2001, arising from this arrangement. The Company purchased $46,000 of consulting services from Spescom during the six months ended March 31, 2001.

Spescom and the Company have entered into a license agreement pursuant to which Spescom has licensed to the Company the right to use the name “Spescom” and to use a trademark owned by Spescom related to certain computer software. The Company will not pay any royalties to Spescom in connection with this license. The license is for an indefinite term, but is terminable by either party upon 60 days prior written notice. Under the license agreement, Spescom has agreed to indemnify and hold harmless the Company and its directors, officers, employees and agents against liabilities arising from any claim brought against the Company that alleges that Spescom’s or the Company’s use of the trademark being licensed infringes the rights of any third party, provided that the Company is in material compliance with the provisions of the license agreement.  The Company believes that the terms of this license agreement with Spescom are at least as favorable to the Company as it could have obtained in an arms’ length transaction from an unrelated third party.

Related party liabilities consist of the following:

	March 31, 2002	September 30, 2001

	(Unaudited)
Current liability:
Notes payable and accrued interest to Spescom Ltd. United Kingdom	$400,000	—

Loan payable—Spescom Ltd., South Africa	1,261,000	$1,377,000
Loan payable—Spescom Ltd. United Kingdom	1,898,000	—

	$3,559,000	$1,377,000

Spescom Ltd., South Africa advanced $1,377,000 to the Company during the fiscal year ended September 30, 2001. As of March 31, 2002 the balance owed on this loan is $1,261,000. Interest on the outstanding load amount accrues at the rate of 10.0% per annum and is payable at maturity on October 15, 2003. The balances in the table also include accrued interest due.

Spescom Ltd. United Kingdom advanced to the Company $1,898,000, including accrued interest during the six months ending March 31, 2002. This loan also bears interest at an interest rate of 10.0% per annum, payable at maturity, on October 15, 2003.

At March 31, 2002, the Company had a $400,000 note payable to Spescom Ltd. United Kingdom payable on demand and bearing an annual interest rate of 10%. The $400,000 is part of a $1,600,000 commitment for working capital requirements agreed to by Spescom. In April 2002, the Company received an additional $500,000 as part of this loan. The remaining $700,000 of the $1.6 million in funding is anticipated to be received during the quarter ended June 30, 2002. The Company continues to rely upon this financing from Spescom for its operating needs.

The loans are secured by a security interest in favor of both Spescom Ltd. South Africa and Spescom Ltd. United Kingdom in respect of all of the Company's assets as security. The Company believes that the terms of these loans from Spescom are at least as favorable to the Company as it could have obtained in an arms' length transaction from an unrelated third party.

Note 4 — Receivables

Receivables consist of the following:

	March 31, 2002	September 30, 2001

	(Unaudited)
Billed receivables	$629,000	$1,240,000
Less allowance for doubtful accounts	(88,000)	(90,000)
	$541,000	$1,150,000

Note 5 — Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

Basic net income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period and assumes conversion into common stock at the beginning of each period of all outstanding shares of convertible preferred stock.  Computations of basic and diluted earnings (loss) per share do not give effect to individual potential common stock instruments for any period in which their inclusion would be anti-dilutive.

	For the three months ended March 31,		For the six months ended March 31,
	2002	2001	2002	2001
Net income (loss) used in computing basic and diluted net income (loss) per share	$(2,077,000)	$(87,000)	$(3,964,000)	$38,000

Shares Used:

Weighted average common shares outstanding used in computing basic net income (loss) per common share	30,842,000	30,841,000	30,842,000	30,743,000

Weighted average common shares outstanding used in computing diluted net income (loss) per common share	30,842,000	30,841,000	30,842,000	31,112,000

Based on the above table, the basic and diluted earnings per share is actually $0.0012for the six months ended March 31, 2001. For financial statement presentation purposes we have rounded the basic and diluted earnings per share to $0.00.

Potentially dilutive stock options to purchase up to 137,379 and 373,358 shares of the Company’s common stock, with weighted average prices of $0.53 and $1.11 were outstanding at March 31, 2002 and 2001, respectively. Warrants to purchase 400,000 shares of the Company’s stock at an average exercise price of $1.90 per share were outstanding at both March 31, 2002 and 2001. These options and warrants were not included in the computation of diluted loss per common share for the three month period ended March 31, 2002 and 2001 because their effect was antidulitive. Dilutive options and warrants were not included in the computation of the diluted loss per common share for the six month period ended March 31, 2002 because their effect was antidilutive. Dilutive stock options and warrants totaling 369,000 were included in the calculation of diluted earnings per share for the six month period ended March 31, 2001.

Note 6 — Segment and Geographic Information

The Company has one business segment which consists of the development and sale of a suite of client/server document management software products.

Revenues for the three and six month periods ended March 31, 2002 and 2001 by customer location are as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2002	2001	2002	2001
United States	$875,000	$2,077,000	$1,708,000	$3,422,000
Europe, primarily United Kingdom	564,000	1,175,000	1,406,000	2,128,000
Other International	128,000	57,000	171,000	660,000
	$1,567,000	$3,309,000	$3,285,000	$6,210,000

Note 7 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (Statement 141) which supersedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” Statement 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of Statement 141 be accounted for using only the purchase method. Statement 141 is required to be adopted for all business combinations initiated after June 30, 2001. The adoption of Statement 141 has not had a material effect on the financial statements.

Also in July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (Statement 142) which supercedes APB Opinion No. 17, “Intangible Assets.” Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The provisions of Statement 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Statement 142, which is required to be applied at the beginning of an entity’s fiscal year, is to be applied to all goodwill and other intangible assets recognized in the financial statements at that date. The adoption of Statement 142 has not had a material effect on the financial statements.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets, except for certain obligations of lessees. SFAS No. 143 amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for fiscal years beginning after April 1, 2003. Management believes that the adoption of Statement 143 will not have a material effect on the Company’s financial statements.

During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations -

Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after April 1, 2002. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 144.

Note 8 — Comprehensive Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Net income (loss)	$(2,077,000)	$(89,000)	$(3,964,000)	$38,000
Other comprehensive income (loss):
Foreign currency translation gain adjustments	20,000	6,000	33,000	7,000
Other comprehensive income	20,000	6,000	33,000	7,000
Comprehensive income (loss)	$(2,057,000)	$(83,000)	$(3,931,000)	$45,000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2002 COMPARED WITH THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2001.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Certain Factors That May Affect Future Results” below and elsewhere in, or incorporated by reference into, this report.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies which are most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition

The Company enters into contractual arrangements with end users that may include licensing of the Company’s software products, product support and maintenance services, consulting services or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 1 of Notes to Consolidated Financial Statements.

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

- The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract

- Availability of products to be delivered

- Time period over which services are to be performed

- Creditworthiness of the customer

- The complexity of customizations to the Company’s software required by service contracts

- The sales channel through which the sale is made (direct, VAR,

   distributor, etc.)

- Discounts given for each element of a contract

- Any commitments made as to installation or implementation “go live”

   dates

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse affect on the Company’s future operating results.

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company believes no significant concentrations of credit risk existed at March 31, 2002. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is  comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater then the reserves calculated based on historical trends and known customer issues, the Company may be required to book additional bad debt expense which could have a material adverse impact on our operating results for the periods in which such additional expense occurs.

Capitalized Software Development Costs

Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. In addition to in-house software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs in software development costs. The Company continually evaluates the recoverability of its capitalized software development costs and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as a large decrease in revenues or the discontinuation of a particular product line could require future write-downs in the Company’s capitalized software development costs and could have a material adverse impact on our operating results for the periods in which such write-downs occur.

RESULTS OF OPERATIONS

Revenues

Revenues for the three and six month periods ended March 31, 2002 were $1,567,000 and $3,285,000 as compared to $3,309,000 and $6,210,000 for the three and six month periods ended March 31, 2001.

For the three months ended March 31, 2002 revenues consisted of $329,000 (21%) in software licenses and $1,238,000 (79%) related to services and other revenue. This compares to software license revenues of $1,487,000 (45%) and services and other revenue of $1,822,000 (55%) for the three months ended March 31, 2001. For the six months ended March 31, 2002 revenues consisted of $647,000 (20%) in software license revenues and $2,638,000 (80%) in services and other revenue. This compares to software license revenues of $2,868,000 (46%) and services and other revenue of $3,342,000 (54%) for the six months ended March 31, 2001. License revenue for the six months ended March 31, 2001 included a license to Spescom of $530,000.

Software license revenues decreased $1,158,000 and $2,221,000 for the three and six month periods ended March 31, 2002 compared to the three and six month periods ended March 31, 2001. The decrease is due to lower sales of the eB product, which management believes is a result of customers deferring capital expenditures due to an economic slowdown in the United States caused by the recent September 11th terrorist attacks.

Revenues generated from services decreased $584,000 and $704,000 for the three and six month periods ended March 31, 2002 over the three and six month periods ended March 31, 2001. Management attributes this decline to the decline in software sales service fees for implementing the eB product.

A small number of customers has typically accounted for a large percentage of the Company’s annual revenue. One customer accounted for 17% of total revenue for the six months ended March 31, 2002 and no one customer accounted for more than 10% of revenue for the six month period ended March 31, 2001.  One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.  Additionally, a significant portion of the Company’s revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

Gross profit consists of gross profit from licenses and gross profit from services and other. Gross profit as a percentage of revenue was 22% and 25% for the three and six month periods ended March 31, 2002 compared to gross profit percentages of 53% and 55% for the three and six month periods ended March 31, 2001. The decrease in gross profit for the three and six month periods ended March 31, 2002 was due to the amortization of software costs over lower software license revenues.

Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. Gross profit from license revenues as a percentage of license revenues was (6%) and 6% for the three and six month periods ended March 31, 2002 compared to 69% and 72% for the three and six months ended March 31, 2001.   The decrease to (6%) from 69% and to 6% from 72% was the result of a decrease in sales of eB software. As sales decline, our fixed costs remain constant and result in a lower gross profit on licenses sold.

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance.  Gross profit from services and other revenue as a percentage of services and other revenue was 29% for the three and six month periods ended March 31, 2002 compared to 39% and 40% for the three and six month periods ended March 31, 2001.  The decrease in the gross profit margin from services and other revenue for the three and six month periods ended March 31, 2002 was due principally to the decline in service revenue for the periods while personnel-related costs remained constant.  In response to the lower service revenues, in March of 2002 the Company reduced the number of service personnel and their associated costs in an effort to bring personnel related costs of services more in line with the lower revenues currently being achieved.

The Company’s software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace for such third party products.  Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware.

Operating Expenses

Research and development expense for the three and six month periods ended March 31, 2002 was $569,000 and $1,193,000 as compared to $453,000 and $939,000 for the three and six month periods ended March 31, 2001. The increases in research and development for the three and six month periods ended March 31, 2002 was primarily due to increases in personnel and associated costs as a result of assigning personnel to development activities whereas they were previously assigned to software implementation, sales and marketing activities in the prior year.  In March of 2002 in response to the decrease in revenues, the Company reduced the number of research and development personnel in an effort to lower future expenditures.  The reductions were implemented with a view to retaining the Company’s core technological competencies and maintaining its abilities to continue to enhance its eB product suite.   As a result of these changes research and development expense is expected to decline in future quarters.

Marketing and sales expense for the three and six month periods was $1,087,000 and $2,338,000 as compared to $1,032,000 and $1,896,000 for the three and six month periods ended March 31, 2001. Marketing and sales activity for the three month period ended March 31, 2002 remained unchanged, compared to the same period ended March 31, 2001. Towards the end of fiscal year 2001 the Company expanded its sales and marketing capabilities in anticipation of an upturn in the economy.  The expansion led to increased expense for additional personnel and associated costs in the first six months of fiscal year 2002 as compared to the same period a year ago.  However, with the continued downturn in the economy and the decrease in revenues, in March 2002 the Company reduced its sales and marketing personnel and associated costs along with certain marketing expenditures in an effort to achieve a reduced level of sales and marketing expenditures which will be more in line with revenues in future quarters.

General and administrative expense was $677,000 and $1,112,000 for the three and six month periods ended March 31, 2002 as compared to $369,000 and $711,000 for the three and six month periods ended March 31, 2001. Of the increase in general and administrative expense $277,000 resulted from severance and related personnel costs incurred in connection with the termination of 38 employees throughout the organization. Additionally general and administrative expense in fiscal 2001 was comparatively lower as a result of lowering reserves for a certain customer dispute. As a result of the reduction in administrative personnel in March of 2002, general and administrative expenses are expected to decline slightly in remaining quarters of fiscal 2002.

Interest and other income was $2,000 and $5,000 for the three and six month periods ended March 31, 2002 as compared to $24,000 and $38,000 for the three and six month periods ended March 31, 2001. The decrease is primarily due to a decrease in investments in 2002 as compared to 2001.

Interest and other expense was $85,000 and $140,000 for the three and six month periods ended March 31, 2002 as compared to $3,000 and $5,000 for the three and six month periods ended March 31, 2001.  The increase was due to additional interest expense on the Company’s higher debt balances during 2002 as compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company’s cash and cash equivalents totaled $7,000 as compared to $1,444,000 at September 30, 2001, and its current ratio was .2 to 1. For the six month period ended March 31, 2002, cash used in operating and investing activities totaled $2,324,000, while cash provided by financing activities totaled $2,182,000.

The Company has received loans from Spescom in the past to meet its obligations. The outstanding balance of its loans from Spescom increased from $1,377,000 on September 30, 2001 to $3,559,000 on March 31, 2002. Such loans are secured by all of the assets of the Company. See “Related Party Transactions” below.

Included in the loan balance of $3,559,000 owing to Spescom at the end of March 2002 is $400,000 Spescom provided in working capital in the form of a demand loan. The $400,000 is part of a $1,600,000 commitment for working capital requirements agreed to by Spescom. In April 2002, the Company received an additional $500,000 as part of this loan. The remaining $700,000 of the $1.6 million in funding is anticipated to be received during the quarter ended June 30, 2002. The funding to date has enabled the Company to restructure its operation and meet its obligations. In addition, our strategic restructuring plan enables the company to reduce our costs to a level that is aimed at achieving a breakeven cash flow by our fiscal year-end, while still maintaining our core competencies. The loan bears an annual interest rate of 10% and is payable on demand.  As part of the loan, the Company has granted a security interest in favor of Spescom in respect of all of the Company’s assets.

Although the Company in the past has received funding from Spescom for working capital purposes including the $900,000 of the $1.6 million funding commitment, Spescom is not obligated to provide additional loans. Spescom's ability to provide future funding has been adversely affected over the past months by the general decline in economic conditions and a substantial decline in the value of the South African Rand in relation to other currencies. In addition, if Spescom is otherwise able and willing to provide additional loans on terms acceptable to the Company, the funding of such loans may be delayed or prevented by currency exchange regulations of the Republic of South Africa under which Spescom is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company. Moreover, the terms on which any additional funding is provided are not specified and may include interest rates, security arrangements or additional equity dilution that are not acceptable to the Company or that could be materially adverse to the Company.

In March 2002, the Company implemented substantial reductions in costs in an effort to achieve a break-even level of cash flow in the near term. Management believes that the additional $1,600,000 loan from Spescom and these cost reductions will enable the Company to achieve a break-even level of cash flow by the end of the fiscal year. Although such reductions have reduced the Company’s research and development, marketing and sales capabilities, management believes that the reduced levels of research and development, marketing and sales costs are consistent with the level of revenues currently being achieved. Moreover, the Company believes such reductions were implemented with a view to maximizing the Company’s ability to continue to maintain and support its eB product suite, while at the same time pursuing opportunities for sales of new eB systems to new customers. There can be no assurance, however, that the Company will receive the remaining $700,000 in funding agreed by Spescom or will be able to continue to obtain sufficient orders or to achieve sufficient cost reductions to enable the Company to reach a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.

Net Operating Loss Tax Carryforwards

As of September 30, 2001, the Company had a net operating loss carryforward (“NOL”) for federal and state income tax purposes of $28,682,000 and $4,665,000, respectively, which expires over the years 2002 through 2021. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $640,000, which will substantially expire in the years 2002 through 2006. Under the Internal Revenue Code of 1986, as amended (the “Code”), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes.

As a result of the issuances of shares of capital stock of the Company to Spescom Ltd. in the past, an ownership change occurred in April 2000. The Company’s ability to utilize the consolidated NOL in future years will be limited under the Code due to this ownership change. The annual limitation is approximately $1,159,000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Currency

The Company’s geographic markets are primarily in the United States and Europe, with sales in other parts of the world.  In the six months ended March 31, 2002, revenue from the United States, Europe and other locations in the world were 52%, 43% and 5%, respectively.  This compares to 55%, 34% and 11%, respectively for the same period in 2001.  The European currencies have been relatively stable against the U.S. dollar for the past several years.  As a result, foreign currency fluctuations have not had a significant impact on the Company’s revenues or results of operations.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future.  Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results and financial condition.

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

RELATED PARTY TRANSACTIONS

In May 1999, the Company completed a transaction with Spescom Ltd. (“Spescom”), whereby Spescom acquired a 60% ownership interest in the Company’s former United Kingdom subsidiary, Altris Software Ltd. (“ASL”). In April 2000, the Company sold its remaining 40% ownership in ASL to Spescom. For the six months ended March 31, 2001 the Company recognized a gain of $125,000, which it had previously deferred relating to potential warranty claims arising from the sale of ASL.

In the first quarter of 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly ASL) along with Spescom Ltd. U.K.’s document management business. Spescom Ltd. UK is a wholly owned subsidiary of Spescom, which became the majority shareholder in the Company in April 2000. Prior to the acquisition, Spescom Ltd. UK had been the Company’s exclusive distributor of the Company’s eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities of Spescom Ltd. UK, the Company issued 550,000 shares of its common stock to Spescom. The net liabilities assumed of $235,000 were recorded as a charge against common stock.

In November 2000 Spescom purchased $530,000 worth of software from the Company. Under a royalty arrangement, Spescom also resells certain of the Company’s software. For the three and six month periods ended March 31, 2002, the Company recognized royalty revenue of $2,000 and $14,000 compared to $30,000 and $38,000 for the three and six month periods ended March 31, 2001, arising from this arrangement. The Company purchased $46,000 of consulting services from Spescom during the six months ended March 31, 2001.

Spescom and the Company have entered into a license agreement pursuant to which Spescom has licensed to the Company the right to use the name “Spescom” and to use a trademark owned by Spescom related to certain computer software. The Company will not pay any royalties to Spescom in connection with this license. The license is for an indefinite term, but is terminable by either party upon 60 days prior written notice. Under the license agreement, Spescom has agreed to indemnify and hold harmless the Company and its directors, officers, employees and agents against liabilities arising from any claim brought against the Company that alleges that Spescom’s or the Company’s use of the trademark being licensed infringes the rights of any third party, provided that the Company is in material compliance with the provisions of the license agreement.  The Company believes that the terms of this license agreement with Spescom are at least as favorable to the Company as it could have obtained in an arms’ length transaction from an unrelated third party.

Related party liabilities consist of the following:

	March 31, 2002	September 30, 2001
	(Unaudited)
Current liability:
Notes payable and accrued interest to Spescom Ltd. United Kingdom	$400,000	—

Loan payable—Spescom Ltd., South Africa	1,261,000	$1,377,000
Loan payable—Spescom Ltd. United Kingdom	1,898,000	—

	$3,559,000	$1,377,000

Spescom Ltd., South Africa advanced $1,377,000 to the Company during the fiscal year ended September 30, 2001. As of March 31, 2002 the balance owed on this loan is $1,261,000. Interest on the outstanding loan amount accrues at the rate of 10.0% per annum and is payable at maturity on October 15, 2003. The balances in the table also include accrued interest due.

Spescom Ltd. United Kingdom advanced to the Company $1,898,000, including accrued interest during the six months ending March 31, 2002. This loan also bears interest at an interest rate of 10.0% per annum, payable at maturity, on October 15, 2003.

At March 31, 2002, the Company had a $400,000 note payable to Spescom Ltd. United Kingdom payable on demand and bearing an annual interest rate of 10%. The $400,000 is part of a $1,600,000 commitment for working capital requirements agreed to by Spescom. In April 2002, the Company received an additional $500,000 as part of this loan. The remaining $700,000 of the $1.6 million in funding is anticipated to be received during the quarter ended June 30, 2002. The Company continued to rely upon this financing from Spescom for its operating needs.

The loans are secured by a security interest in favor of both Spescom Ltd. South Africa and Spescom Ltd. United Kingdom in respect of all of the Company's assets as security. The Company believes that the terms of these loans from Spescom are at least as favorable to the Company as it could have obtained in an arms' length transaction from an unrelated third party.

PART II.   OTHER INFORMATION

Item 1 — Legal Proceedings

The Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company’s consolidated financial position or results of operations.

In September 2001, a customer notified the Company that it wishes to cancel its contract with the Company to purchase software and services from the Company. The Company is currently disputing the terms of the cancellation with the customer. At March 31, 2002, the Company has deferred costs of $125,000 and deferred revenue of $360,000 related to this contract. Management does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 6 — Exhibits and Reports on Form 8-K:

10.28                     10.0% promissory note due October 15, 2003 in principal amount of $1,235,076 issued by Altris Software, Inc. to Spescom Ltd. South Africa on February 15, 2002

10.29                     10.0% promissory note due October 15, 2003 in principal amount of $1,810,383 issued by Altris Software, Inc. to Spescom Ltd. a United Kingdom corporation on February 15, 2002

10.30                     Security agreement between Altris Software, Inc. and Spescom Limited, a United Kingdom corporation and Spescom Limited, a South African corporation and collectively with Spescom UK dated February 15, 2002

10.31                     10.0% promissory note due upon demand in principal amount of $400,000 issued by Altris Software, Inc. to Spescom Ltd. a United Kingdom Corporation on March 15, 2002

10.32                     Security agreement dated March 15, 2002 between Altris Software, Inc., a California corporation and Spescom Ltd., a United Kingdom corporation

10.33                     Pledge agreement executed March 15, 2002 by and between Altris Software, Inc., a California corporation, Spescom Ltd., an United Kingdom corporation and Solomon Ward Seidenwurm & Smith, LLP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIS SOFTWARE, INC.

By:	/s/John W. Low
John W. Low
Chief Financial Officer

Dated:	May 15, 2002