Form 10-Q
period 2002-06-30
ALTRIS SOFTWARE INC
filed 2002-08-14
CIK 813747

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

YES ☒   NO ☐

Number of shares of Common Stock outstanding at August 10, 2002:  30,841,590

Number of Sequentially Numbered Pages: 22

ALTRIS SOFTWARE, INC.

ALTRIS SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	September 30, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$364,000	$144,000
Receivables, net	883,000	1,150,000
Other current assets	304,000	412,000
Total current assets	1,551,000	1,706,000

Property and equipment, net	239,000	313,000
Computer software, net	1,517,000	2,164,000
Other assets	72,000	73,000
Total assets	$3,379,000	$4,256,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,379,000	$958,000
Accrued liabilities	1,209,000	1,596,000
Notes payable to Spescom Ltd.	1,620,000	—
Deferred revenue	1,802,000	1,620,000
Total current liabilities	6,010,000	4,174,000

Notes payable less current portion to Spescom Ltd.	3,231,000	1,377,000
Total liabilities	9,241,000	5,551,000

Shareholders’ Deficit:
Common stock, no par value, 40,000,000 shares authorized; 30,841,590 issued and outstanding	74,465,000	73,838,000
Common stock warrants	133,000	718,000
Accumulated other comprehensive loss	(124,000)	(33,000)
Accumulated deficit	(80,336,000)	(75,818,000)
Total shareholders’ deficit	(5,862,000)	(1,295,000)

Total liabilities and shareholders’ deficit	$3,379,000	$4,256,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2002	2001	2002	2001
Revenues:
Licenses	$601,000	$1,749,000	$1,248,000	$4,617,000
Services and other	1,230,000	1,385,000	3,868,000	4,727,000
Total revenues	1,831,000	3,134,000	5,116,000	9,344,000

Cost of revenues:
Licenses	290,000	272,000	899,000	1,067,000
Services and other	664,000	960,000	2,526,000	2,949,000
Total cost of revenues	954,000	1,232,000	3,425,000	4,016,000

Gross profit	877,000	1,902,000	1,691,000	5,328,000

Operating expenses:
Research and development	342,000	516,000	1,535,000	1,455,000
Marketing and sales	573,000	1,063,000	2,911,000	2,959,000
General and administrative	411,000	426,000	1,523,000	1,137,000
	1,326,000	2,005,000	5,969,000	5,551,000

Loss from operations	(449,000)	(103,000)	(4,278,000)	(223,000)

Interest and other income	1,000	16,000	6,000	54,000
Interest and other expense	(106,000)	(7,000)	(246,000)	(12,000)
Gain on sale of interest in subsidiary	—	—	—	125,000
Net loss	$(554,000)	$(94,000)	$(4,518,000)	$(56,000)

Basic net loss per common share	$(0.02)	$(0.00)	$(0.15)	$(0.00)

Diluted net loss per common share	$(0.02)	$(0.00)	$(0.15)	$(0.00)

Shares used in computing basic Net loss per common share	30,842,000	30,842,000	30,842,000	30,776,000

Shares used in computing diluted net loss per common share	30,842,000	30,842,000	30,842,000	30,776,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,518,000)	$(56,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	804,000	893,000
Stock options issued	42,000	—
Gain on sale of interest in subsidiary	—	(125,000)
Changes in assets and liabilities, net of effect of dispositions:
Receivables, net	287,000	386,000
Other assets	219,000	(239,000)
Accounts payable	280,000	24,000
Accrued liabilities	(452,000)	33,000
Deferred revenue	163,000	(2,046,000)
Net cash used in operating activities	(3,175,000)	(1,130,000)

Cash flows from investing activities:
Purchases of property and equipment	(23,000)	(30,000)
Purchases of software	(56,000)	—
Net cash used in investing activities	(79,000)	(30,000)

Cash flows from financing activities:
Proceeds from shareholder loan	3,474,000	—
Proceeds from exercise of stock options	—	3,000
Net cash provided by financing activities	3,474,000	3,000

Effect of exchange rate changes on cash	—	(23,000)

Net increase (decrease) in cash and cash equivalents	220,000	(1,180,000)
Cash and cash equivalents at beginning of period	144,000	1,808,000

Cash and cash equivalents at end of period	$364,000	$628,000

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

The accompanying consolidated statements of operations and cash flows for the three and nine months ended June 30, 2002 and 2001 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with a wide-ranging set of standards and interpretations of those standards under accounting principles generally accepted in the United States of America, consisting principally of:

•                                          Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA)

•                                          AICPA SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,”

•                                          Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued by the United States Securities and Exchange Commission

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

For multiple-element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total fee under the arrangement to the individual elements based on the fair value of the element, regardless of any separate prices stated within the contract for each element. Fair value is generally considered the price a customer would be required to pay if the element were to be sold separately. The Company applies the “residual method” as allowed under SOP No. 98-9 in accounting for any element of an arrangement that remains undelivered.

License Revenues: Amounts allocated to software license revenues are recognized at the time of shipment of the software when fair value for any undelivered elements is determinable and all the other revenue recognition criteria discussed above have been met.

Consulting Service Revenues: Consulting service revenues are comprised of consulting and implementation services and, to a limited extent, training. Consulting services are generally sold on a time-and-materials or fixed fee basis and can include services ranging from software installation to data conversion to allow the software to operate in customized environments. Services are generally separable from the other elements under the same arrangement since the performance of the services are not essential to the functionality of the software and are described in the contract such that the total price of the arrangement would be expected to vary as the result of the inclusion or exclusion of the services. Revenues for these services, as well as for training, are generally recognized as the services are performed for time and materials contracts. Contract revenues for fixed fee contracts or programs requiring specialized systems are recognized using the percentage-of-completion method of accounting, primarily based on contract labor hours incurred to date compared with total estimated labor hours at completion. Provisions for anticipated contract losses are recognized at the time they become known.

Maintenance Service Revenues: Maintenance service revenues consist primarily of fees for providing unspecified software upgrades on a when-and-if-available basis and technical support over a specified term, which is typically twelve months. Maintenance revenues are typically paid in advance and are recognized on a straight-line basis over the term of the contract.

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

Foreign Currency Translation

The financial statements of the foreign subsidiary are prepared in its local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. Accumulated translation adjustments of $(124,000) and $(33,000) are recorded at June 30, 2002 and September 30, 2001, respectively and are reflected as accumulated other comprehensive loss in Shareholders’ Deficit. Foreign currency transaction gains and losses are included in net loss.

Note 2 – Statement of Cash Flows

For the nine months ended June 30, 2001, the following assets and liabilities, attributable to the acquisition of Spescom UK, have been excluded from the cash flow statement (see Note 3):

Accounts receivable, net	$721,000
Other assets	26,000
Property and equipment, net	103,000
Accounts payable	(192,000)
Accrued liabilities	(228,000)
Deferred revenue	(665,000)
Net liabilities assumed	$(235,000)

The following is additional cash flow information for the nine months ended June 30:

	2002	2001
Supplemental cash flow information:
Interest paid	$4,000	$12,000

Schedule of noncash financing activities:
Stock Options Granted to Consultant	$42,000	$—

Note 3 – Spescom Transaction and Related Parties

In May 1999, the Company completed a transaction with Spescom Ltd. (“Spescom”), whereby Spescom acquired a 60% ownership interest in the Company’s former United Kingdom subsidiary, Altris Software Ltd. (“ASL”). In April 2000, the Company sold its remaining 40% ownership in ASL to Spescom. For the nine months ended June 30, 2001 the Company recognized a gain of $125,000, which it had previously deferred, relating to potential warranty claims arising from the sale of ASL.

In the first quarter of 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly ASL) along with Spescom Ltd. U.K.’s document management business. Spescom Ltd. U.K. is a wholly owned subsidiary of Spescom, which became the majority shareholder in the Company in April 2000. Prior to the acquisition, Spescom Ltd. U.K. had been the Company’s exclusive distributor of the Company’s eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities of Spescom Ltd. U.K., the Company issued 550,000 shares of its common stock to Spescom. The net liabilities assumed of $235,000 were recorded as a charge against common stock.

In November 2000 Spescom purchased $530,000 worth of software from the Company. Under a royalty arrangement, Spescom also resells certain of the Company’s software. For the three and nine month periods ended June 30, 2002, the Company recognized royalty revenue of $0 and $9,000 compared to $30,000 and $38,000 for the three and nine month periods ended June 30, 2001, arising from this arrangement.

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

Related party liabilities consist of the following:

	June 30, 2002	September 30, 2001
	(Unaudited)

Current liability:
Notes payable to Spescom Ltd. United Kingdom	$1,620,000	$—
Long-term liabilities:
Loan payable —Spescom Ltd., South Africa	$1,276,000	$1,377,000
Loan payable —Spescom Ltd. United Kingdom	1,955,000	—

	$3,231,000	$1,377,000

At June 30, 2002, the Company had three demand notes payable for $400,000, $500,000 and $700,000, respectively, each bearing an annual interest rate of 10%. The notes plus accrued interest are shown in the above table as $1,620,000. Interest expense on the notes for the nine months ended June 30, 2002 was $20,000.  The Company continues to rely upon this financing from Spescom for its operating needs.

Spescom Ltd., South Africa loaned $1,377,000, including accrued interest, to the Company during the fiscal year ended September 30, 2001. As of June 30, 2002 the balance owed on this loan was $1,276,000. Interest on the outstanding loan amount accrues at the rate of  10.0% per annum and is payable at maturity on October 15, 2003. The balances in the table include accrued interest due.  Interest expense on this loan totaled $67,000 and $4,000 for the nine months ended June 30, 2002 and 2001, respectively.

Spescom Ltd. United Kingdom loaned $1,955,000, including accrued interest, to the Company during the nine months ended June 30, 2002. This loan also bears interest at an interest rate of 10.0% per annum, payable at maturity, on October 15, 2003.  Interest expense on this loan totaled $172,000 for the nine months ended June 30, 2002.

The notes payable are collateralized by a security interest in favor of both Spescom Ltd. South Africa and Spescom Ltd. United Kingdom in respect of all of the Company’s assets.

Note 4 – Receivables

Receivables consist of the following:

	June 30, 2002	September 30, 2001
	(Unaudited)

Billed receivables	$1,011,000	$1,240,000
Less allowance for doubtful accounts	(128,000)	(90,000)
	$883,000	$1,150,000

Note 5 – Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed as net loss divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period and assumes conversion into common stock at the beginning of each period of all outstanding shares of convertible preferred stock.  Computations of basic and diluted loss per share do not give effect to individual potential common stock instruments for any period in which their inclusion would be anti-dilutive.

	For the three months Ended June 30,		For the nine months ended June 30,
	2002	2001	2002	2001
Net loss used in computing basic and diluted net loss per share	$(554,000)	$(94,000)	$(4,518,000)	$(56,000)

Shares Used:

Weighted average common shares outstanding used in computing basic net loss per common share	30,842,000	30,842,000	30,842,000	30,776,000

Weighted average common shares outstanding used in computing diluted net loss per common share	30,842,000	30,842,000	30,842,000	30,776,000

Based on the above table, the basic and diluted loss per share is $0.003 for the three months ending June 30, 2001. For the nine months ending June 30, 2001, the basic and diluted loss per share is $.002. For financial statement presentation purposes, we have rounded the basic and diluted loss per share for the three and nine months ended June 30, 2001 to $0.00.

Potentially dilutive stock options to purchase up to 199,619 and 375,331 shares of the Company’s common stock, with weighted average prices of $0.44 and $1.11 were outstanding at June 30, 2002 and 2001, respectively. Warrants to purchase 100,000 shares of the Company’s stock at an average exercise price of $0.72 per share were outstanding at June 30, 2002. Warrants to purchase 300,000 shares of the Company’s stock at an average exercise price of $1.90 per share and warrants to purchase 100,000 shares of the Company’s stock at an average exercise price of $0.72 per share were outstanding at June 30, 2001. These options and warrants were not included in the computation of diluted loss per common share for the three and nine month periods ended June 30, 2002 and 2001 because their effect was antidulitive.

Note 6 – Segment and Geographic Information

The Company has one business segment which consists of the development and sale of a suite of client/server document management software products.

Revenues for the three and nine month periods ended June 30, 2002 and 2001, by customer location, are as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2002	2001	2002	2001

United States	$731,000	$2,360,000	$2,439,000	$5,782,000
Europe, primarily United Kingdom	1,038,000	753,000	2,444,000	2,881,000
Other International	62,000	21,000	233,000	681,000
	$1,831,000	$3,134,000	$5,115,000	$9,344,000

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

Note 8 – Comprehensive Loss

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

Net loss	$(554,000)	$(94,000)	$(4,518,000)	$(56,000)
Other comprehensive income (loss):
Foreign currency translation gain adjustments	(124,000)	30,000	(91,000)	34,000
Comprehensive loss	$(678,000)	$(64,000)	$(4,609,000)	$(22,000)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2002 COMPARED WITH THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2001.

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

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

•                                          The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract

•                                          Availability of products to be delivered

•                                          Time period over which services are to be performed

•                                          Creditworthiness of the customer

•                                          The complexity of customizations to the Company’s software required by service contracts

•                                          The sales channel through which the sale is made (direct, VAR, distributor, etc.)

•                                          Discounts given for each element of a contract

•                                          Any commitments made as to installation or implementation “go live” dates

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse effect on the Company’s future operating results.

Allowance for Doubtful Accounts

The Company sells its products directly to end users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. Management believes that no significant concentrations of credit risk existed at June 30, 2002. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater then the reserves calculated based on historical trends and known customer issues, the Company may be required to book additional bad debt expense which could have a material adverse impact on our operating results for the periods in which such additional expense occurs.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three and nine month periods ended June 30, 2002 were $1,831,000 and $5,116,000 as compared to $3,134,000 and $9,344,000 for the three and nine month periods ended June 30, 2001.

For the three months ended June 30, 2002 revenues consisted of $601,000 (33%) in software licenses and $1,230,000 (67%) related to services and other revenue. This compares to software license revenues of $1,749,000 (56%) and services and other revenue of $1,385,000 (44%) for the three months ended June 30, 2001. For the nine months ended June 30, 2002 revenues consisted of $1,248,000 (24%) in software license revenues and $3,868,000 (76%) in services and other revenue. This compares to software license revenues of $4,617,000 (49%) and services and other revenue of $4,727,000 (51%) for the nine months ended June 30, 2001. License revenue for the nine months ended June 30, 2001 included a license to Spescom of $530,000.

Software license revenues decreased $1,148,000 and $3,369,000 for the three and nine month periods ended June 30, 2002 compared to the three and nine month periods ended June 30, 2001. The decrease is due to lower sales of the eB product, which management believes is a result of customers deferring capital expenditures due to an economic slowdown in the United States.

Revenues generated from services decreased $155,000 and $859,000 for the three and nine month periods ended June 30, 2002 over the three and nine month periods ended June 30, 2001. Management attributes this decline to the decline in software sales, which reduced the potential for service fees for implementing the eB product.

A small number of customers has typically accounted for a large percentage of the Company’s annual revenue. One customer accounted for 18% of total revenue for the nine months ended June 30, 2002 and another customer accounted for 18% of revenue for the nine month period ended June 30, 2001.  One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.  Additionally, a significant portion of the Company’s revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

Gross profit consists of gross profit from licenses and gross profit from services and other. Gross profit as a percentage of revenue was 48% and 33% for the three and nine month periods ended June 30, 2002 compared to gross profit percentages of 61% and 57% for the three and nine month periods ended June 30, 2001. The decrease in gross profit for the three and six month periods ended June 30, 2002 was due to the amortization of software costs over lower software license revenues.

Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. Gross profit from license revenues as a percentage of license revenues was 52% and 28% for the three and nine month periods ended June 30, 2002 compared to 84% and 77% for the three and nine months ended June 30, 2001. The decrease to 52% from 84% and to 28% from 77% was the result of a decrease in sales of eB software. As sales decline, our fixed costs remain constant and result in a lower gross profit percentage on licenses sold.

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance.  Gross profit from services and other revenue as a percentage of services and other revenue was 46% and 35% for the three and nine month periods ended June 30, 2002 compared to 31% and 38% for the three and nine month periods ended June 30, 2001.  The increase in the gross profit margin from services and other revenue for the three month period ended June 30, 2002 was due principally to lower personnel and related costs associated with performing services, therefore achieving a higher amount of profit for less personnel cost. The decrease in gross profit for the nine month period was due to higher personnel and related costs for the nine month period ending June 30, 2002 than in the prior year same period.  In response to the lower service revenues, the Company reduced the number of service personnel and their associated costs in March of 2002 in an effort to bring personnel related costs of services more in line with the lower revenues currently being achieved.

The Company’s software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace for such third party products.  Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware.

Operating Expenses

Research and development expense for the three and nine month periods ended June 30, 2002 was $342,000 and $1,535,000 as compared to $516,000 and $1,455,000 for the three and nine month periods ended June 30, 2001. The decreases in research and development for the three month period ended June 30, 2002 was primarily due to decreases in personnel and associated costs as a result of a reduction in personnel in March 2002. The reductions were implemented with a view to retaining the Company’s core technological competencies and maintaining its abilities to continue to enhance its eB product suite. As a result of these changes, research and development expense is expected to decline in future quarters. The increase in research and development for the nine month period ending June 30, 2002 as compared to the prior year same period was a result of personnel and associated costs as a result of assigning personnel to development activities whereas they were previously assigned to software implementation, sales and marketing activities in the previous year.

Marketing and sales expense for the three and nine month periods was $573,000 and $2,911,000 as compared to $1,063,000 and $2,959,000 for the three and nine month periods ended June 30, 2001. Due to the continued downturn in the economy and the decrease in revenues in March 2002, the Company reduced its sales and marketing personnel and associated costs, along with certain marketing expenditures, in an effort to achieve a reduced level of sales and marketing expenditures, which management believes will be more in line with revenues in future quarters. These efforts have led to the decreases in the three and nine month periods ending June 30, 2002.

General and administrative expense was $411,000 and $1,523,000 for the three and nine month periods ended June 30, 2002 as compared to $426,000 and $1,137,000 for the three and nine month periods ended June 30, 2001. The decrease in general and administrative expense for the three month period ending June 30, 2002 was a result of the reduction in general and administrative personnel and their associated costs that took place in March 2002. Of the increase in general and administrative expense in the nine month period ended June 30, 2002, $277,000 was from severance and related personnel costs incurred in connection with the termination of 38 employees throughout the organization. Additionally, general and administrative expense in fiscal 2001 was comparatively lower as a result of lowering reserves for a certain customer dispute.

Interest and other income was $1,000 and $6,000 for the three and nine month periods ended June 30, 2002 as compared to $16,000 and $54,000 for the three and nine month periods ended June 30, 2001. The decrease is primarily due to a decrease in investments in 2002 as compared to 2001.

Interest and other expense was $106,000 and $246,000 for the three and nine month periods ended June 30, 2002 as compared to $7,000 and $12,000 for the three and nine month periods ended June 30, 2001.  The increase was due to additional interest expense on the Company’s higher debt balances during 2002 as compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company’s cash and cash equivalents totaled $364,000 as compared to $1,444,000 at September 30, 2001, and its current ratio was .26 to 1. For the nine month period ended June 30, 2002, cash used in operating and investing activities totaled $3,254,000, while cash provided by financing activities totaled $3,474,000.

The Company has received loans from Spescom in the past to meet its obligations. The outstanding balance of its loans from Spescom increased from $1,377,000 on September 30, 2001 to $4,851,000 on June 30, 2002. Such loans are secured by all of the assets of the Company. See “Related Party Transactions” below.

The funding to date has enabled the Company to restructure its operation and meet its obligations. In addition, management believes that our strategic restructuring plan will enable the Company to reduce our costs to a level that is aimed at achieving a breakeven cash flow by our fiscal year-end, while still maintaining our core competencies. The amounts owed to Spescom includes $1.6 million payable on demand.  As security for the loans, the Company has granted a security interest in favor of Spescom in respect of all of the Company’s assets.

Although the Company in the past has received funding from Spescom for working capital purposes, Spescom is not obligated to provide additional loans. Spescom’s ability to provide future funding has been adversely affected over the past months by the general decline in economic conditions and a substantial decline in the value of the South African Rand in relation to other currencies. In addition, if Spescom is otherwise able and willing to provide additional loans on terms acceptable to the Company, the funding of such loans may be delayed or prevented by currency exchange regulations of the Republic of South Africa, under which Spescom is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company. Moreover, the terms on which any additional funding may be provided are not specified and may include interest rates, security arrangements or additional equity dilution that are not acceptable to the Company or that could be materially adverse to the Company.

In March 2002, the Company implemented substantial reductions in costs in an effort to achieve a break-even level of cash flow in the near term. Management believes these cost reductions will enable the Company to achieve a break-even level of cash flow by the end of the fiscal year. Although such reductions have reduced the Company’s research and development, marketing and sales capabilities, management believes that the reduced levels of research and development, marketing and sales costs are consistent with the level of revenues currently being achieved. Moreover, the Company believes such reductions were implemented with a view to maximizing the Company’s ability to continue to maintain and support its eB product suite, while at the same time pursuing opportunities for sales of new eB systems to new customers. There can be no assurance that the Company will be able to obtain sufficient orders or to achieve sufficient cost reductions to enable the Company to reach a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.

Net Operating Loss Tax Carryforwards

As of September 30, 2001, the Company had a net operating loss carryforward (“NOL”) for federal and state income tax purposes of $28,682,000 and $4,665,000, respectively, which expires over the years 2002 through 2021. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $640,000, which will substantially expire in the years 2002 through 2006. Under the Internal Revenue Code of 1986, as amended (the “Code”), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL’s forward for a period of 15 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 15 years to offset future income taxes.

As a result of the issuances of shares of capital stock of the Company to Spescom Ltd. in the past, an ownership change occurred in April 2000. The Company’s ability to utilize the consolidated NOL in future years will be limited under the Code due to this ownership change. The annual limitation is approximately $1,159,000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Currency

The Company’s geographic markets are primarily in the United States and Europe, with limited sales in other parts of the world.  In the nine months ended June 30, 2002, revenue from the United States, Europe and other locations in the world were 48%, 47% and 5%, respectively.  This compares to 62%, 31% and 7%, respectively for the same period in 2001.  The European currencies have been relatively stable against the U.S. dollar for the past several years.  As a result, foreign currency fluctuations have not had a significant impact on the Company’s revenues or results of operations.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future.  Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results or financial condition.

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

RELATED PARTY TRANSACTIONS

In May 1999, the Company completed a transaction with Spescom Ltd. (“Spescom”), whereby Spescom acquired a 60% ownership interest in the Company’s former United Kingdom subsidiary, Altris Software Ltd. (“ASL”). In April 2000, the Company sold its remaining 40% ownership in ASL to Spescom. For the nine months ended June 30, 2001 the Company recognized a gain of $125,000, which it had previously deferred, relating to potential warranty claims arising from the sale of ASL.

In the first quarter of 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly ASL) along with Spescom Ltd. U.K.’s document management business. Spescom Ltd. U.K. is a wholly owned subsidiary of Spescom, which became the majority shareholder in the Company in April 2000. Prior to the acquisition, Spescom Ltd. U.K. had been the Company’s exclusive distributor of the Company’s eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities of Spescom Ltd. U.K., the Company issued 550,000 shares of its common stock to Spescom. The net liabilities assumed of $235,000 were recorded as a charge against common stock.

In November 2000 Spescom purchased $530,000 worth of software from the Company. Under a royalty arrangement, Spescom also resells certain of the Company’s software. For the three and nine month periods ended June 30, 2002, the Company recognized royalty revenue of $0 and $9,000 compared to $30,000 and $38,000 for the three and nine month periods ended June 30, 2001, arising from this arrangement.

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

Related party liabilities consist of the following:

	June 30, 2002	September 30, 2001
	(Unaudited)

Current liability:
Notes payable to Spescom Ltd. United Kingdom	$1,620,000	$—
Long-term liabilities:
Loan payable —Spescom Ltd., South Africa	$1,276,000	$1,377,000
Loan payable —Spescom Ltd. United Kingdom	1,955,000	—

	$3,231,000	$1,377,000

At June 30, 2002, the Company had three demand notes payable for $400,000, $500,000 and $700,000, respectively, each bearing an annual interest rate of 10%. The notes plus accrued interest are shown in the above table as $1,620,000.   Interest expense on the notes for the nine months ended June 30, 2002 was $20,000.  The Company continues to rely upon this financing from Spescom for its operating needs.

Spescom Ltd., South Africa loaned $1,377,000, including accrued interest, to the Company during the fiscal year ended September 30, 2001. As of June 30, 2002 the balance owed on this loan was $1,276,000. Interest on the outstanding loan amount accrues at the rate of 10.0% per annum and is payable at maturity on October 15, 2003. The balances in the table include accrued interest due.  Interest expense on this loan totaled $67,000 and $4,000 for the nine months ended June 30, 2002 and 2001, respectively.

Spescom Ltd. United Kingdom loaned $1,955,000, including accrued interest, to the Company during the nine months ended June 30, 2002. This loan also bears interest at an interest rate of 10.0% per annum, payable at maturity, on October 15, 2003.  Interest expense on this loan totaled $172,000 for the nine months ended June 30, 2002.

The notes payable are collateralized by a security interest in favor of both Spescom Ltd. South Africa and Spescom Ltd. United Kingdom in respect of all of the Company’s assets.

PART II.   OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company’s consolidated financial position or results of operations.

In September 2001, a customer notified the Company that it wishes to cancel its contract with the Company to purchase software and services from the Company. The Company is currently disputing the terms of the cancellation with the customer. At June 30, 2002, the Company has deferred costs of $125,000 and deferred revenue of $360,000 related to this contract. Management does not believe that the outcome of this matter will have a material adverse effect on the Company’s financial position or results of operations.

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 6 – Exhibits and Reports on Form 8-K:

3.1*         Registrant’s Articles of Incorporation, as amended.

3.2*         Registrant’s Bylaws, as amended.

10.27*     Lease Between The Irvine Company and Altris Software, Inc.

10.28*              10.0% promissory note due October 15, 2003 in principal amount of $1,235,076 issued by Altris Software, Inc. to Spescom Ltd. South Africa on February 15, 2002

10.29*              10.0% promissory note due October 15, 2003 in principal amount of $1,810,383 issued by Altris Software, Inc. to Spescom Ltd. a United Kingdom corporation on February 15, 2002

10.30*              Security agreement between Altris Software, Inc. and Spescom Limited, a United Kingdom corporation and Spescom Limited, a South African corporation and collectively with Spescom UK dated February 15, 2002

10.31*              10.0% promissory note due upon demand in principal amount of $400,000 issued by Altris Software, Inc. to Spescom Ltd. a United Kingdom Corporation on March 15, 2002

10.32*              Security agreement dated March 15, 2002 between Altris Software, Inc., a California corporation and Spescom Ltd., a United Kingdom corporation

10.33*              Pledge agreement executed March 15, 2002 by and between Altris Software, Inc., a California corporation, Spescom Ltd., an United Kingdom corporation and Solomon Ward Seidenwurm & Smith, LLP

10.34                     10.0% promissory note due upon demand in principal amount of $500,000 issued by Altris Software, Inc. to Spescom Ltd. a United Kingdom Corporation on April 19, 2002

10.35                     10.0% promissory note due upon demand in principal amount of $700,000 issued by Altris Software, Inc. to Spescom Ltd. a United Kingdom Corporation on May 31, 2002

99.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*              Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTRIS SOFTWARE, INC.

By:	/s/ John W. Low
John W. Low
Chief Financial Officer

Dated:	August 14, 2002