Form 10-K
period 2002-09-30
ALTRIS SOFTWARE INC
filed 2002-12-20
CIK 813747

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2002
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15935

ALTRIS SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3634089 (IRS Employer Identification No.)
9339 Carroll Park Drive, San Diego, CA (Address of principal executive offices)	92121 (Zip Code)
(858) 625-3000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:
Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock

(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the voting stock on December 17, 2002, held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $2,714,109.

        The number of shares outstanding of the Registrant's Common Stock at the close of business on December 17, 2002 was 30,841,590.

*
Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

PART I

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Certain Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and elsewhere in, or incorporated by reference into, this report. Other risks and uncertainties include such factors, among others, as market acceptance, market demand for the Company's technologies and services, pricing, the changing regulatory environment, the effect of the Company's accounting policies, potential seasonality, industry trends, adequacy of the Company's financial resources to execute its business plan, the Company's ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in the Company's other SEC filings. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. The Company undertakes no obligation to publicly release the result of any revisions to any forward-looking statement, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You are cautioned not to place undue reliance on any forward-looking statements.

ITEM 1.    BUSINESS

General

        Altris Software, Inc. (the "Company") was founded and incorporated as a California corporation in 1981 and is headquartered in San Diego, California with an international sales and support subsidiary in London, UK. In October 2001 the Company began doing business as Spescom Software Inc.

        The Company develops, markets and supports eB®, its integrated suite of collaborative document, configuration and records management software solutions. The eB suite enables organizations in a broad range of industries to create, capture, store, manage, share and distribute critical business information regarding their customers, products, assets and processes in an efficient manner The eB suite also enables them to maintain complete, up-to-date information about their assets and infrastructures so that they can achieve operational excellence and compliance with regulatory requirements. eB provides the capabilities of an integrated Electronic Document Management System (EDMS) solution, but extends these capabilities by managing the lifecycle of physical items (e.g. products, equipment or assets), and the requirements (e.g. functional, safety, performance, environmental, etc.) that govern them. It then links these and applies industry standard configuration management rules to control the effects of any change on both requirements, documents and items, and to ensure information integrity. In particular, eB enables organizations with extensive and complex physical infrastructures to efficiently identify, classify, structure, link, and manage documents, physical items, and requirements throughout their lifecycles and ensure that conformance between these is maintained by means of an automated change process.

        eB's integration of document, configuration and records management functionality onto a single platform is a major differentiator and significant competitive advantage that allows the Company to address the information management needs of an enterprise in a more holistic manner than solutions provided by other vendors. In addition, eB provides interoperability and scalability across and beyond an enterprise, deployment over the web, and quick cost-effective "out-of-the-box" implementation. Finally, the product's full functionality is available via a set of application programming interfaces ("API's") that enable the rapid definition and deployment of customer specific solutions and integration with other business applications, including enterprise resource planning ("ERP"), maintenance management, and project management products.

History

        In the 1980's, the Company and a handful of other pioneering companies set out to provide a better alternative for managing documents electronically. In the mid 90's the Company acquired two of these, Optigraphics Corp., and Trimco Ltd. that were recognized for their product excellence and vision. As a combined entity, the Company became a leading developer of enterprise document management solutions. In 2000, the Company acquired the rights to certain configuration management technology and skills from Spescom Ltd. ("Spescom"), which at the same time acquired a controlling interest in the Company. From this unique combination of document and configuration management technologies and skills, the Company began doing business as Spescom Software on October 1, 2001.

        In 1999, the Company completed two transactions with Spescom, whereby Spescom invested a total of $2.3 million for 3,428,571 shares of the Company's common stock. In addition, in 1999 Spescom paid the Company $1.0 million and invested $1.2 million directly into the Company's United Kingdom subsidiary, formerly called Altris Software Ltd ("ASL"), for a 60% interest in ASL. In conjunction with the agreements the Company contributed $400,000 into ASL and retained a 40% interest in ASL.

        In 2000, Spescom acquired a controlling interest in the Company through the purchase of an additional 5,285,714 shares of the Company's common stock for $3.7 million in cash and the conversion of subordinated debt with a principal balance of $3.0 million and series E Preferred Stock with an aggregate stated value of $3.0 million into 9,528,096 shares of common stock. Spescom had acquired the subordinated debt and preferred stock along with related accrued interest and dividends in a separate independent transaction in December 1999. Also in 2000 the Company acquired technology rights to Spescom's EMS 2000 Configuration Management software and at the same time transferred its remaining 40% interest in ASL, with no remaining carrying value, to Spescom.

        In the first quarter of fiscal 2001, the Company acquired certain assets and liabilities of Spescom Ltd. United Kingdom (formerly ASL and hereinafter "Spescom Ltd. U.K.") relating to its document management business. Spescom Ltd UK is a wholly-owned subsidiary of Spescom, which became the majority shareholder in the Company in April 2000. The Company's European operations are now operated as a wholly-owned subsidiary, Spescom Software Ltd. Prior to this transaction, Spescom Ltd. UK had been the Company's exclusive distributor of the Company's eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities, the Company issued 550,000 shares of its common stock to Spescom.

Industry Background

        In today's marketplace, organizations are increasingly looking for better ways to help manage their business information and processes. Most companies are overwhelmed by the amount and variety of information generated by their suppliers, customers, employees and partners and by the rate at which change occurs in their operations. As a result, organizations are seeking computer-based information management solutions that enable them to improve productivity, reduce costs, react quickly to changes in their marketplace, improve customer service or comply with stringent regulatory and quality certification requirements.

        Enterprise information can be broadly divided into two categories:

  i)
  Structured information stored in a database regarding customers, suppliers, products, transactions, etc. This data is readily manipulated by a computer application to achieve a specified business objective, for example, general accounting, manufacturing planning, inventory control, purchasing, asset management, personnel management, etc. Most enterprise software applications including, Enterprise Resource Management ("ERP"), Customer Relationship Management ("CRM"), Supply Chain Management ("SCM"), Product Lifecycle Management ("PLM"), etc. solely use this category of information.

  ii)
  Unstructured information generated by software for personal computers and workstations, such as word processing documents, spreadsheets and computer-aided design ("CAD") drawings, as well as other types of information which may or may not be in electronic format, such as manufacturing procedures, maintenance records, training and technical manuals, facility layouts, blueprints, product and parts drawings, specifications, schematics, invoices, checks and other business records, presentation graphics, photos, audio and video clips and facsimile documents. The majority of corporate information is in an unstructured format and is growing at an exponential rate straining an enterprises ability to efficiently, access, process and communicate that information.

        Whatever the format and wherever the location, unstructured data represents information that is essential to a company's business and forms a key part of its intellectual capital. In today's competitive marketplace, companies need the ability to leverage their intellectual capital; however, limitations on a company's ability to access, process and communicate this information has restrained the productivity of businesses at both the individual and team levels. Without an effective means of obtaining business information, employees are often forced to re-create information from scratch, duplicating effort and increasing the potential for error. In addition, professionals often spend a significant amount of their time locating information rather than engaging in higher-value activities. Additional complexity results where information must be accessed and revised by collaborative teams dispersed throughout and beyond an enterprise that may operate different desktop software and computers. The lack of effective tools for communicating and sharing information and for automating the business logic makes this process even more time-consuming, inefficient and error-prone.

        A further factor that is increasingly impacting business is that of information integrity. Due to the dynamic business environment, enterprises are being stretched to the limit to manage change effectively. The result of rapid change is a reduction in enterprise information integrity and an inevitable decrease in operational efficiency, safety, customer service, regulatory compliance and profitability. Independent research by the Institute of Configuration Management (ICM) based in Phoenix, Arizona has determined that a reduction of only 8% in information integrity results in a 50% reduction in operational effectiveness.

        The events of September 11, 2001 have again highlighted the need for enterprises to secure and protect their corporate information as its loss could threaten the ongoing operations of the business. The need to not only provide secured access to information but also implement effective disaster recovery plans is of utmost importance. Stringent regulatory requirements as a result of the Enron and other financial fiascos have also forced enterprise to re-examine and improve their information and records management policies and systems.

        To address some of the above issues, Electronic Document Management Systems (EDMS) were developed in the late 1990's to enable enterprises to effectively and efficiently manage, share and distribute critical business information contained in documents. An EDMS solution is often viewed by organizations as part of their information systems' re-engineering, and as a result there are several significant issues they typically consider when evaluating an EDMS solution. Such issues include scalability of the system, the ability to integrate with existing structural databases and applications, deployment over the web, the price of the system, the ability to view multiple document formats, the level and cost of integration services required, the impact of the system on network bandwidth, integration with existing business processes, the ability to control document security, the ability to operate on existing computing infrastructure and with existing applications, the system architecture and the ability to handle large and complex data types and to customize the product to the client's particular needs. In addition, organizations also consider user related issues such as the ability to search, retrieve, view, and edit data in a controlled manner and associate unstructured and structured data to company assets.

        More recently EDMS systems have evolved to Enterprise Content Management (ECM) systems that not only capture, manage and deliver document content but mange all types of content within an enterprise including email, web content, digital assets (video, voice, pictures) and forms.

        A further category of software used to manage information about an enterprise's products and/or assets include Product Data Management (PDM), Product Lifecycle Management (PLM) and Enterprise Asset Management (EAM) applications. These applications typically enable all the component parts comprising a product or an asset/plant and all associated information to be identified, structured and managed throughout their lifecycles. PDM and PLM applications are mainly used to manage information regarding discrete products especially during the design and manufacturing phases. EAM applications typically are used to maintain a complex asset/plant throughout its operational life cycle.

Spescom Software's Strategic Positioning

        The document management technology developed by the Company and integrated with the configuration management technology developed by Spescom, provides an extremely powerful and unique solution to the business and information management challenges faced by enterprises that design, build, manage and operate complex products and assets.

        Configuration management is the process of managing an organization's products, assets and processes by managing their requirements, including changes, and assuring that conformance is maintained between the requirements, the physical product/asset and all associated documents and data. It enables documents to be linked to physical or functional items and has the ability to manage change and assure information integrity.

        This need has been confirmed by Gartner who state in their Research Note DF-14-4638 dated 28 September 2001: "Integrated document management and product data management applications support overlapping functions, but neither alone adequately supports enterprises. The challenge of keeping product/asset data synchronized across documents and product/asset data repositories plagues many enterprises. It undermines the performance of critical tasks spanning development, manufacturing, procurement, sourcing, marketing, sales, maintenance and repair. No single vendor offers combined integrated document management ("IDM") and PDM with functionality and price points that satisfy the broad range of needs."

        The Company is strategically positioned to address the exact issue described by Gartner. The combined document and configuration management capabilities of its eB software suite enables it to provide full IDM functionality together with PDM functionality at price points that satisfy a broad range of user needs. It enables the management of all unstructured information (documents/content) as well as structured information (product/asset/process) on a single platform, thereby enabling change to be managed across both environments.

Competition

        The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company currently encounters competition from a number of public and private companies, including EDMS/ECM vendors such as Documentum, FileNet, OpenText, Cimage and Hummingbird; EAM vendors such as Indus and MRO/Maximo; and to a lesser extent PDM/PLM vendors such as Matrix I, PTC and Metaphase. Many of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

        The Company also faces indirect competition from systems integrators and VARs. The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendation of its products to potential purchasers. Although the Company seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company were unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position would be materially and adversely affected. Further, these third parties may market software products in competition with the Company in the future and may otherwise reduce or discontinue their relationship with, or support of, the Company and its products. In addition, database vendors, such as Oracle, IBM and Microsoft may compete with the Company in the future. Like the Company's current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and a larger installed base of customers than the Company.

        The Company believes that the principal competitive factors affecting its market include system features such as scalability of the system, the ability to integrate and compliment existing applications such as other EDMS, EAM and PDM, the ability to provide integrated document, configuration and records management capability, the price of the system, the level and cost of integration required, the impact of the system on network bandwidth, integration with existing business processes, the ability to operate on existing computing infrastructure and with existing applications, the system architecture and the ability to handle large and complex data types and to customize products to the client's needs. In addition, organizations also consider features such as the ability to search, retrieve, view, annotate and edit data in a controlled manner. Although the Company believes that it currently competes favorably with respect to the factors referenced above, the Company may not be able to maintain its competitive position against current and any potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company. In addition, the Company's past losses and customer uncertainty regarding the Company's financial condition are likely to have a material adverse effect on the Company's ability to sell its products in the future against competition.

Spescom Software's Solution

Challenges of Document and Change Management

        Organizations operating in complex, asset intensive industries—utility, transportation, government and public sector, process manufacturing, pharmaceuticals and telecommunications—are increasingly required to meet the conflicting challenges to:

  •
  Deliver more complex, innovative and customized products and services at a faster rate.

  •
  Reduce costs, improve quality, and shorten time to market, while achieving the targeted return on investment.

  •
  Establish more comprehensive, collaborative, and improved relationships with their customers, suppliers, and business partners.

  •
  Comply with strictly enforced, ever increasingly stringent regulatory and safety requirements.

        In addition, these organizations are expected to manage these challenges in an environment of continuous change throughout their asset and process lifecycles.

Current Solutions

        To effectively address these challenges, organizations must efficiently manage information and change within their organizations to remain competitive. Consequently, companies have invested in, and in fact, built their organizations and processes on and around "enterprise software platforms". Solution providers use core functions to build "functional" applications to improve the process of a particular product phase or functional department. For example, Product Data Management (PDM) solutions focus on the creation of product definition information and include authoring and analysis tools for mechanical, electrical and software design (e.g., CAD/CAM, CAE, EDA, and CASE). Enterprise Resource Planning (ERP) solutions traditionally deal with the product/asset production lifecycle. Supply Chain Management (SCM), which is primarily focused on ordering and procurement logistics, begins at the front end of the product/asset lifecycle. Once products are deployed in the field, Customer Relationship Management (CRM) solutions are used to help manage the customer relationship and Enterprise Asset Management (EAM) solutions are used to maintain the product/asset throughout its operational phase. In addition Electronic Document Management Systems (EDMS) or Enterprise Content Management (ECM) systems are deployed to support these applications and manage all documents and content created and used within the enterprise. These various enterprise solutions have become a strategic business initiative and competitive necessity of most businesses.

Limitations of Enterprise Solutions

        In spite of these investments, organizations still experience major problems due to the unavailability of quality information. To achieve adequate information quality, organizations need a process that ensures that the correct information is documented and available when and where it is needed, and in the appropriate format and context for the user. The impact of poor information management on operational efficiency is clear. In fact, studies indicate that reducing the accuracy and integrity of information by only 8 percent can result in a 50 percent reduction in operational efficiency.

        This lack of quality information and its ensuing detrimental effects are caused primarily by the deployment of solutions that do not adequately relate documentation to the appropriate assets. For instance, organizations deploy document management solutions on the one hand, and product, plant, and process management solutions on the other. However, neither product effectively provides a change management system that links documents, assets, and requirements—capabilities that would enable organizations to effectively manage configurations of equipment and assets in complex, regulated environments.

        Existing enterprise systems fail to address the real needs of many organizations for a variety of reasons:

  •
  In general, enterprise applications are all separate, largely independent systems with their own data models and functions. With the cost of integrating and customizing these applications typically exceeding the software license costs by a factor ranging from 3 to 7 times, companies utilizing these systems often fail to achieve the full benefit of their investment.

  •
  A second major issue is that of managing change across the enterprise. Information about a product, asset or process typically resides in a number of applications and data stores. When a change is made to the product, asset or process, it is very difficult if not impossible to predict the impact of this change across all the applications and ensure that the effect of the change is implemented and reflected everywhere throughout the various systems. The result is a reduction in enterprise information integrity and a substantial reduction in resource effectiveness.

  •
  Traditional document (EDMS) and content management solutions (ECM) only address one element of this problem. They do a good job of capturing, managing, storing, distributing and presenting documents/content for enterprise use; however, they do so in isolation as they do not capture or manage requirements nor do they capture and manage data about the assets, products or processes. The context that gives meaning to information is lost as classification and indexing is usually limited to a fixed set of attributes. Also, although they securely store information and provide revision and version control, they do not effectively manage the full effects of change within an enterprise. This results in a significant reduction of information integrity as information no longer accurately reflects the status of the requirements or assets that it relates to.

  •
  Although traditional product data management (PDM) solutions capture both product/asset data and associated information contained in documents, they tend to focus on the needs of users during the product design and manufacturing phases of a product/asset with limited or no support for the operation and maintenance of the product/asset. Also, incomplete interfaces between PDM environments and other document environments may not reliably reflect changes in the other, particularly if document or product data updates must be performed.

  •
  Maintenance and enterprise asset management (EAM) solutions capture and manage assets and associated information but again do so for the specific purposes of maintenance and inventory control. They do not capture requirements nor do they effectively manage change and ensure the integrity of information. They typically only provide limited document management capabilities.

  •
  Finally, while some ERP solutions offer maintenance management and/or PDM capabilities, these tend to be add-on modules to their core financial, manufacturing and HR functions. They do not manage requirements, do not have a strong document and change management capability, and the linkage between documents and assets/products is limited or non-existent.

Market Opportunity: Information Integration and Synchronization

        As enterprise solutions are deployed within a company's process environment, information tends to become localized within the enterprise platform making it difficult for users to access, obtain and share relevant information across widely distributed functional and geographic boundaries. Ultimately, the enterprise solutions employed by a business fall short of addressing the enterprise's complete need for close coordination and communication that accurately relate the intellectual assets, physical assets, and resources.

        Businesses today need to deploy rational strategies that best harness the capabilities and core functions of each enterprise platform to optimize product development, production and deployment activities. Although solution providers promote communication among the various operating enterprise solutions, their approach is neither comprehensive nor do they adequately address the critical business requirements of configuration management, change management and requirements management. This is the critical market niche that the Company fills with its eB software solution.

The eB Solution

        The Company's eB suite is a set of software technologies that support, improve and enable collaboration among legacy enterprise solutions, and enables the efficient capture, management and distribution of all types of information across an enterprise. This integrated document, configuration and records management suite breaks down information barriers inherent to enterprise solutions and provides users with:

1.
Rapid access to information
•
Anytime, anywhere, anyhow throughout the collection of existing enterprise solutions
2.
Accurate information
•
Ensuring information integrity in a rapidly changing environment

3.
Information that is in context to what the user is working on
•
Transforming information into knowledge

Differentiators Defining the Niche

        Enterprises continue to struggle with the complex business problem of ensuring that conformance is maintained between:

  •
  Design requirements (what is REQUIRED to be there)
  •
  Actual asset configuration (what is ACTUALLY there), and

  •
  Asset configuration information found in documents, drawings, etc (what the documentation SAY is there).

        To ensure that information integrity is maintained between the requirements for an item/asset, the information about the item/asset (usually contained in a document) and the item/asset itself, it is necessary to first identify the requirements, the information/documents and the item/asset. Then a process must be implemented to ensure that a change to the requirements, the information/document or the item/asset is reflected in all three. The inability to do this using document/content management and/or maintenance management tools is increasingly being realized by leading enterprises as a major cause of operational inefficiency and is creating the opportunity for Spescom to penetrate these accounts.

Spescom's Unique Solution Addresses the Niche

        The Company's integrated document, configuration and records management (iDCR) solutions enable all requirements (design, safety, environmental, etc), all documents, structured and unstructured, within an enterprise (including office documents, emails, CAD drawings, images, voice and computer print outs), and all data on products, assets, processes, projects and people to be captured, identified and inter-linked. This results in a unified and structured view of ALL enterprise information and promotes rapid access to relevant information by authorized users in context to their tasks and functions. eB's collaborative workspace environment provides an automated closed-loop change management process that ensures information integrity throughout the enterprise and compliance with legal, regulatory, corporate, audit and quality requirements.

Spescom Software's Products

        The Company's flagship product eB is the first fully integrated collaborative document, configuration and records management software suite that enables the efficient capture, management and distribution of all types of information across an enterprise.

        The functionality of eB consists of a core platform that contains functionality usually provided by multiple applications in a single fully integrated environment. This includes:

  •
  Document/content management
  •
  Imaging
  •
  Workflow
  •
  Computer Output to Laser Disc(COLD)/ERM
  •
  Item management
  •
  Requirements management
  •
  Change management
  •
  Records management
  •
  Collaborative workspace management

        This core functionality is exposed via a comprehensive set of application program interfaces available as a toolkit to enable rapid application development and easy integration with other software products.

        eB provides a collaborative environment for managing both unstructured and structured enterprise information. In addition, it not only provides a hub to connect other applications to each, but also identifies and controls key information to ensure its integrity.

        eB enables documents/content, as well as physical items (products, equipment or assets) and requirements (functional, safety, environmental, etc) to be identified, classified, structured, linked and managed throughout their life-cycles. It ensures that conformance between these is maintained by means of an automated change process.

        It provides all the capabilities of a document management suite but goes beyond this by also providing the capability to manage items and linking documents to items and requirements. It then applies industry standard configuration management rules to control the effects of change on both documents and items and ensure information integrity.

        The records management functions of eB support the enterprise to achieve compliance with legal, regulatory, corporate, audit and quality requirements regarding declaration, archiving and disposition of enterprise records.

        Multiple ways of accessing eB are provided from standard out-of-the-box interfaces as well as integrations with other business applications. Standard integrations with office, email, CAD and Geographic Information Systems (GIS) applications enable users to work from within these desktop environments, yet seamlessly access the full functionality of eB. Full access is also provided over the Internet using standard web browsers enabling global collaboration and access to information anytime, anywhere to authorized users. Any one or all of the components of eB can be deployed, depending on a customer's specific requirements.

        This integrated solution provides enterprises with many benefits, including:

  1.
  A single system for all document, data, records and process orientated functions across an enterprise that simplifies maintenance for administrators and IT staff.

  2.
  A single point of entry for users, which reduces the cost of training and eliminates the need for users to know or care where documents and other information resides.

  3.
  A broad range of functionality that addresses the needs of many different users throughout an organization, thereby maximizing the investment.

  4.
  Rapid deployment using standard "out-of-the-box" interfaces and applications resulting in a fast return on investment.

  5.
  A single point of contact and support for the technology, which results in potentially fewer problems with software upgrades, than might otherwise be encountered in systems that use products from multiple vendors.

  6.
  Reduced integration effort compared to implementing "best-of-breed" systems using technologies from multiple vendors—an approach that requires learning multiple programming interfaces in an attempt to integrate unrelated products.

  7.
  Rapid application development and simplified integration with other critical systems such as ERP applications using the powerful eB Business Objects API toolkit.

Strategy

Business Model

        The Company is building its business strategies around two core strengths: First, the Company's software and related services solve critical and recurring problems for companies operating in complex, asset-intensive industries. Second, the Company's software solutions have clear and significant architectural advantages that enable the Company to offer high value solutions to the Company's users as well as distinguish itself from its competitors. To capitalize on these strengths, the Company has instituted the strategic initiatives listed below. Management believes that the successful implementation of these key strategic initiatives will rapidly provide the Company with significantly improved financial metrics and a defensible, leading market position within its rapidly growing market niche.

Strategic Initiatives

  •
  Continue to Develop and Position eB as a Critical but Complementary Enterprise Platform. Rather than position and market eB as a standalone, mutually exclusive enterprise suite, the Company will continue to promote eB as an essential, high value, high functionality niche platform that complements, rather than supplants, existing/legacy solutions. By positioning eB in this less threatening manner, the Company not only minimizes repetitive and costly "head-to-head" evaluations with competitors having significantly greater resources, but also enables the conversion of its "competitors" into "partners".

  •
  Continue Investment in the Company's Direct Sales Force. The Company currently employs a dual sales model comprised of both a direct sales force and select partners and re-sellers. Vertical markets targeted by the Company's direct sales force are those: 1) in which the Company has market domain expertise, and 2) that have a limited number of end-user customers that can be effectively penetrated and profitably served by its relatively small sales force.

        The Company plans to grow revenues through its direct sales force by:

  i)
  Adding senior business development executives with extensive market contacts within each of the Company's targeted vertical markets in the US and UK/Europe. In addition, the Company plans to allocate additional resources to support these key persons with adequate staffs and budgets to leverage their effect in the market.

  ii)
  Leveraging existing user groups to increase the number of licensed seats and/or number of software modules. This will not only increase software sales but also enhance the recurring revenue stream the Company realizes from annual software maintenance contracts. In addition, the Company will target conversion of legacy Altris software seats into eB.

  iii)
  Applying resources to expand horizontally or vertically to new user groups, departments or subsidiaries within existing customer sites.

  •
  Enter New Markets Through Increased Investment in and Expansion of Strategic Partnerships. To expand into new markets, the Company seeks to increase its key strategic relationships with system integrators and channel partners having significantly greater resources and immediate access to customers. Because of the Company's positioning of eB as a complementary rather than replacement or standalone solution, the Company is well positioned to create win-win relationships with its direct/indirect competitors. Ultimately, the end-users benefit with higher value solutions that truly address their critical information requirements. Properly implemented, this strategy affords the Company new, relatively immediate, incremental, high margin revenues with substantially reduced investment. However, for this strategy to be successful, the Company must allocate resources for the additional demands placed on the Company. In particular, the Company must invest in: 1) product development to assure eB integrates easily with those of the expanding partner network, and 2) sales, marketing and customer support resources to train, coordinate, and support a growing partnership network and base of end-users.

  •
  Outsource Non-Core Operations. The Company plans to continue its program of outsourcing non-core service functions. Services presently outsourced include on-site implementation and integration using partners in selected regions and markets. The Company plans to expand these functions to include other regions and markets as well as outsourcing certain non-core software development to Spescom in South Africa. Through careful partner and supplier selection and program coordination, monitoring and implementation, the Company is better positioned to:

  i)
  Allocate its resources to its critical, core functions, and

  ii)
  Focus on the delivery of higher margin services and products such as system design services and Company developed iDCR products

  •
  Opportunistic Investing in Technology. It is the Company's intention to continue to efficiently execute its plan of organic growth through fiscal 2003. However, beginning in fiscal 2004, the Company believes that it may benefit greatly from opportunistic investments that extend eB's integrated functionality with video, voice and other data. In addition, the continued emergence of the Internet is increasingly pressuring companies to offer portal-based solutions. The Company believes that opportunities for technology acquisitions may speed its software development and improve its strategic market positioning.

  •
  Increase Company's Market Presence. The Company plans to increase the awareness and credibility of the Company and the eB suite within its vertical markets, with its partners, and within the investment and technology analyst communities. To heighten the profile of the Company in its customer markets, the Company plans to engage technology analysts including Gartner, Meta, and Doculabs to prepare industry reports which provide data on the Company's position in the market, establish validity of new markets and analyze the Company's solutions vis-à-vis its competitors. In addition, the Company plans to increase its attendance and participation in industry conferences, trade shows and seminars.

Customers

        The Company is primarily active in markets characterized by customers that have extensive assets and infrastructures that need to be managed throughout their life cycles. The target markets specifically include:

  •
  Utilities (power, water and gas)

  •
  Transportation (air, rail and sea)

  •
  Telcos

  •
  Public Sector/Local Government

  •
  Process Manufacturing

  •
  Pharmaceuticals

        Enterprises within these markets are highly regulated and operate extensive and complex assets and infrastructures that form the foundation for the products and services they provide to their customers and for generating revenues. For example, Telcos operate an extensive communications infra-structure for providing voice and data communications services, rail transportation companies operate a complex rail network including tracks, signaling, electrification, etc and utilities or public sector enterprises operate power, water or gas distribution networks.

        The following are examples of customers who are using the Company's products:

        Utilities.    Within the utilities industry, countless documents relating to plant management, facility maintenance and support, transmittal processing and tracking and statutory compliance must be current and readily available at all times. Furthermore, with pending deregulation, utilities are under increasing pressure to minimize their costs. The Company has installed information management solutions at utilities around the world. In one example, a commercial utility was relying on more than 2,000,000 microfilm documents, 750,000 paper documents and 110,000 aperture cards (a form of microfilm technology) for its daily operations. Beginning in the engineering department, the Company added a document management solution containing its TIE-Technology, which transformed the paper system into an integrated part of the utility's existing applications, including its workflow applications. The utility purchased a license for an enterprise-wide deployment covering 2,000 individual users. The Company's solution enables all current and historic plant records, including those generated by word processors and spreadsheet programs, to be readily available throughout the utility.

        Transportation.    In the rail transportation segment, countless documents relating to scheduling, structures, track and signaling must be current and readily available at all times. For example, one of the world's oldest and largest public transportation systems had more than 3,000,000 maintenance and safety documents stored on aperture cards and microfiche, and manual handling processes were straining efficient operation. The Company's information management solution now enables users quick access to all documents on-line, including the documents described above as well as accounts payable and invoice records, internal letters and memoranda and other business records, with additional search, optical character recognition ("OCR") and e-mail functionality. Today, the system can be accessed and operated by over 1,500 individual users who can retrieve critical business information whenever necessary on a near-instantaneous basis, thereby enabling this public transportation system to better ensure regulatory compliance.

        Public Sector / Local Government.    Local authorities constantly face the challenges of complying with safety, environmental and fiscal regulations. Many of these organizations have used eB to control their documents and data needed to support these business processes in a highly efficient manner. As an example, a major US metropolitan utilities district has adopted eB as their standard throughout the city and county, and has made extensive use of the interfaces with their Permit Tracking and Geographical Information Systems (GIS). Geo-spatial data is of utmost importance to the safety and security programs currently being developed by all metropolitan authorities. It allows them to accurately identify buildings, powerplants and other structures of high risk, and integrate all available data (e.g. building and evacuation plans, fire surveys, threat assessments) into police, fire and rapid response systems. eB's ability to store this information and make it available in context to geographical location, forms a critical components of a solution for safety and security in Local Government.

Sales and Marketing

Direct sales

        The Company focuses its direct sales force on select vertical markets with compelling business needs for the Company's information management solutions. The Company has established a strong market presence in the utility, manufacturing, transportation and other processing industries both domestically and internationally. The Company's strategy is to continue its direct sales and marketing to increase its market penetration in these industries as well as in certain other select vertical markets, including telecommunication providers, aircraft maintenance and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, financial institutions, property management companies and architecture firms.

        As of September 30, 2002, the Company's sales and marketing organization consisted of 11 employees, 7 based in the U.S. and 4 based in the UK. The Company's field sales force regularly conducts presentations and demonstrations of the Company's suite of products to management and users at customer sites as part of the direct sales effort. Sales cycles for the Company's products generally last from six to twelve months.

Indirect distribution channels

        Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company. Sales through indirect channels accounted for 9% in fiscal 2002, 23% in fiscal 2001 and 12% in fiscal 2000 of the Company's total revenue.

        The Company's strategy is to further grow and develop its VAR, systems integrator and OEM channels which are primarily targeted at the industries and geographic regions not covered by its direct sales force in order to reach the broadest customer base. The VARs and systems integrators are an integral part of the Company's distribution strategy as they are responsible for identifying potential end-users, selling the Company's products to end-users as part of a complete hardware and software solution, customizing and integrating the Company's products at the end-user's site and supporting the end-user following the sale.

        The Company is seeking to establish and/or expand its relationships with vendors that supply complimentary technologies including EAM vendors such as Indus and MRO/Maximo, ECM vendors such as Documentum, GIS vendors such as ESRI and CAD vendors such as AutoDesk and Bentley amongst others.

        Customers, VAR, systems integrators and OEMs may not continue to purchase the Company's products. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company's business, results of operations and financial condition.

Services and Support

        The Company believes that a high level of services and support are critical to its performance. As a result, the Company maintains a telephone hotline service to provide technical assistance and software support directly to its end-users on an as-needed basis. The Company also provides technical support, maintenance, training and consulting to its VARs, systems integrators and OEMs, which in turn provide technical support services directly to end-users. These services are designed to increase end-user satisfaction, provide feedback to the Company as to end-users' demands and requirements and generate recurring revenue. The Company deployed its eSupport website during 2001 enabling customers and partners to obtain support on a self-service basis. The Company plans to continue to expand its support programs as the depth and breadth of the products offered by the Company increase.

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

Technical Support and Software Maintenance

        The Company, in conjunction with its VARs and systems integrators, offers end-users a software maintenance program that includes software updates provided by the Company to end-users and technical support provided by the VARs and systems integrators. Telephone consultation is provided by the Company to VARs and systems integrators in response to end-user questions that VARs and systems integrators are unable to answer. VARs and systems integrators typically charge end-users a fee for maintenance and support of the entire EDMS and imaging system, including software and hardware. In turn, the Company charges VARs and systems integrators an annual fee based upon a percentage of the original purchase price of the licensed software.

Warranty

        The Company generally includes a 90-day limited warranty with software licenses. During the warranty period, end-users are entitled to corrections for documented program errors. The services provided during the warranty period may be extended by the end-user entering into the Company's software maintenance program.

Product Development

        The Company's product development efforts are focused on providing customers with the most technologically advanced solutions for their document, configuration and records management needs. The Company believes that the marketplace is rapidly moving towards demanding that all corporate information, structured and unstructured, simple and complex, be managed in a consistent and controlled manner. Customers are requiring integrated solutions that address critical information management issues in a holistic manner, that can be implemented quickly and provide a rapid ROI. This trend demands that greater functionality is provided "out-of-the-box" thereby reducing the need for multiple products from different vendors and the associated integration and support costs. It also demands that products work across technology platforms, across the web, business processes and geographic locations to provide real-time information management with integrated document/content, records and configuration management capabilities.

        The Company intends to continue to extend its position as a technology leader in developing and marketing integrated document, configuration and records management solutions. The Company intends to do this by continuing to enhance the features and functionality of its current products, including tools to allow users to customize the GUIs, designing additional APIs to simplify tailoring by both users and application developers, administrative tools to enable systems operators to easily setup and make changes to the system and add tighter integration with other third party CAD, GIS and EAM products. Through this enhanced functionality and integration the Company's products can provide even faster deployment and greater management control of enterprise information. Through leveraging its technology, the Company also plans to introduce new products and product extensions which are complementary to its existing suite of products and which address both existing and emerging market needs.

        During 2003, the Company plans to continue to add functionality to eB. The Company intends to focus its development effort on enhancing eB with extended web functionality as well as providing web services using the Microsoft.Net platform. The Company also intends to enhance its records management capabilities to fully comply with DoD5015.2 and other standards. The Company plans to develop specific applications for the vertical markets on which the Company has focused. The Company believes that the modular and open nature of eB provides an excellent platform for these market applications. The Company is a member of the Microsoft Developer Network (MSDN), which allows the Company to properly plan for support of the latest Microsoft environments.

        The eB product suite may not continue to receive market acceptance. The Company's product development efforts with respect to eB are expected to continue to require substantial investments by the Company, and there can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has experienced product development delays in the past, and may experience delays in the future. Lack of market acceptance of the Company's eB product suite, or failure to accurately anticipate customer demand and meet customer performance requirements could have a material adverse effect on the Company's results of operations and financial condition.

Backlog and Current Contracts

        The Company's contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At September 30, 2002, the Company's contract backlog was $2,877,000, as compared to $2,262,000 at September 30, 2001. The Company expects all of the September 30, 2002 backlog to be completed in fiscal 2003. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company's backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

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

Patents and Technology

        The Company's success is dependent in part upon proprietary technology. The Company owns certain U.S. and foreign patents covering certain aspects of its document management systems technology including two patents that enable large format drawings to be rapidly downloaded and viewed over low speed communication links. The Company also owns a patent on technology to allow edit users to make changes to documents without having to specify whether they are working on raster or vector data and a patent for a reviser capability that allows users to modify and store drawing changes in raster and vector format for subsequent review of the original document and each sequential revision. The Company's patents may not be found valid if challenged or, if valid, may not provide meaningful protection against competition. While the Company believes that the protection afforded by its patents will have value, the rapidly changing technology in the industry makes the Company's success largely dependent on the technical competence and creative skills of its personnel.

        The Company also relies on a combination of trade secret, copyright and non-disclosure agreements to protect its proprietary rights in its software and technology. Such measures may not be adequate to protect the Company's proprietary technology. Furthermore, the Company's competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology.

        The Company's software is licensed to customers under license agreements containing provisions prohibiting the unauthorized use, copying and transfer of the licensed program. Policing unauthorized use of the Company's products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, any significant piracy of its products could materially and adversely affect the Company's business, results of operations and financial condition. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States and the Company's means of protecting its proprietary rights may not be adequate.

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

Employees

        As of September 30, 2002, the Company had 46 full-time employees, of whom 9 were engaged in product development, 20 in customer support, implementation and application engineering activities, 11 in sales and marketing and 6 in administration. The Company also utilizes consultants for specific projects. None of the Company's employees is represented by a labor union. The Company has not experienced work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense and the Company expects that such competition will continue for the foreseeable future. The Company has an incentive stock option plan for granting options to employees as a means of attracting and keeping key individuals. The Company believes that its future success will depend, in large measure, on its ability to continue to attract, hire and retain qualified employees and consultants.

ITEM 2.    PROPERTIES

        The Company's headquarters are located in San Diego, California. The Company leases 31,016 square feet of a 40,000 square foot building in San Diego. The term of the lease is through May 31, 2003, at a monthly rent of $35,668.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

  STOCKHOLDER MATTERS

        The Company trades on the OTC Bulletin Board under the symbol "ALTS." The following table shows, for the calendar quarters indicated, the high and low bid prices of the Common Stock:

	High	Low
Year Ended September 30, 2002
First Quarter	$0.40	$0.18
Second Quarter	0.37	0.11
Third Quarter	1.10	0.11
Fourth Quarter	0.14	0.07
Year Ended September 30, 2001
First Quarter	$2.00	$0.78
Second Quarter	1.38	0.53
Third Quarter	0.62	0.27
Fourth Quarter	0.45	0.20
Nine Months Ended September 30, 2000
First Quarter	$1.06	$0.53
Second Quarter	3.38	0.63
Third Quarter	2.88	1.00

        On September 30, 2002, there were approximately 900 holders of record of the Company's Common Stock and the last sale price of the Common Stock as reported on the OTC Bulletin Board on September 30, 2002 was $0.12 per share.

        The Company has never paid a dividend on its Common Stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company's business. Consequently, the Company does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future.

Equity Compensation Plan Information

        The following table gives information about the Company's common stock that may be issued upon the exercise of options under all of the Company's equity compensation plans as of September 30, 2002. The table includes the 1996 Stock Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,971,876	$.45	289,774
Equity compensation plans not approved by security holders	—	—	—
Total	1,971,876	$.45	289,774

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data of the Company. The financial data for each of the years ended September 30, 2002 and 2001, the nine months ended September 30, 2000 and each of the years ended December 31, 1999 and 1998 have been derived from the audited Consolidated Financial Statements. The Company changed its fiscal year from December 31 to September 30 beginning for fiscal year 2000.

        The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Year ended September 30, 2002	Year ended September 30, 2001	Nine months ended September 30, 2000	Year ended December 31, 1999	Year ended December 31, 1998
	(In thousands except per share data)
Consolidated Statement of Operations Data
Revenues
Licenses	$1,958	$4,806	$1,405	$2,046	$4,189
Services and other	5,012	6,352	3,849	5,076	8,614

Total revenues	6,970	11,158	5,254	7,122	12,803

Cost of revenues
Licenses	1,176	1,371	922	1,174	1,553
Services and other	3,218	3,914	1,969	3,142	5,474

Total cost of revenues	4,394	5,285	2,891	4,316	7,027

Gross profit	2,576	5,873	2,363	2,806	5,776

Operating expenses:
Research and development	1,828	1,963	1,362	3,137	2,314
Marketing and sales	3,479	4,100	1,144	1,818	4,385
General and administrative	1,809	1,276	584	2,582	5,083
Settlement of lawsuits	—	—	—	—	1,128
Impairment of capitalized software	865	—	—	—	625

	7,981	7,339	3,090	7,537	13,535

Loss from operations	(5,405)	(1,466)	(727)	(4,731)	(7,759)
Interest and other income	7	182	40	282	31
Interest and other expense	(371)	(28)	(207)	(609)	(664)

Net loss	$(5,769)	$(1,312)	$(894)	$(5,058)	$(8,392)

Basic and diluted net loss per share	$(0.19)	$(0.04)	$(0.05)	$(0.50)	(0.92)

Shares used in computing basic and diluted net loss per common share	30,842	30,792	22,768	10,956	9,615
	September 30, 2002	September 30, 2001	September 30, 2000	December 31, 1999	December 31, 1998
	(In thousands)
Consolidated Balance Sheet Data
Working deficit	$(2,972)	$(2,468)	$(2,205)	$(5,293)	$(6,509)
Total assets	2,508	4,256	6,040	4,981	11,366
Long-term obligations	4,891	1,377	—	5,473	6,453
Mandatory redeemable convertible preferred stock	—	—	—	3,423	3,003
Shareholders' (deficit) equity	(7,145)	(1,295)	234	(9,797)	(6,778)

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

Revenue Recognition

        The Company enters into contractual arrangements with end-users that may include licensing of the Company's software products, product support and maintenance services, consulting services or various combinations thereof, including the sale of such products or services separately. The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" and Staff Accounting Bulletin ("SAB") No. 101.

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

  •
  Availability of products to be delivered

  •
  Time period over which services are to be performed

  •
  Creditworthiness of the customer

  •
  The complexity of customizations to the Company's software required by service contracts

  •
  The sales channel through which the sale is made (direct, VAR, distributor, etc.)

  •
  Discounts given for each element of a contract

  •
  Any commitments made as to installation or implementation "go live" dates

        Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse effect on the Company's future operating results.

Allowance for Doubtful Accounts

        The Company sells its products directly to end-users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. Management believes that no significant concentrations of credit risk existed at September 30, 2002. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, the Company may be required to book additional bad debt expense which could have a material adverse effect on our business, results of operations and financial condition for the periods in which such additional expense occurs.

Capitalized Software Development Costs

        Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, generally three to five years. In addition to in-house software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs in software development costs. The Company continually evaluates the recoverability based on the present value of future cash flows of its capitalized software development costs and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as a large decrease in revenues or the discontinuation of a particular product line could require future write-downs in the Company's capitalized software development costs and could have a material adverse impact on our operating results for the periods in which such write-downs occur.

Results of Operations

        The following table sets forth the percentage relationship to total revenues of items included in the Company's Consolidated Statements of Operations for the years ended September 30, 2002, and 2001 and for the nine months ended September 30, 2000.

	Year Ended September 30, 2002	Year Ended September 30, 2001	Nine Months Ended September 30, 2000
Revenues Licenses	28%	43%	27%
Services and other	72%	57%	73%

Total revenues	100%	100%	100%

Cost of revenues:
Licenses	17%	12%	18%
Services and other	46%	35%	37%

	63%	47%	55%

Gross profit	37%	53%	45%

Operating expenses: Research and development	26%	18%	26%
Marketing and sales	50%	37%	22%
General and administrative	26%	11%	11%
Impairment of capitalized software	12%	—	—

	115%	66%	59%

Loss from operations	(78%)	(13%)	(14%)
Interest and other income	—	2%	1%
Interest and other expense	(5%)	—	(4%)

Net loss	(83%)	(12%)	(17%)

Revenues

        Revenues were $6,970,000, $11,158,000, and $5,254,000 for 2002, 2001, and 2000, respectively. Software license revenues were $1,958,000 (28% of revenues), $4,806,000 (43% of revenues), and $1,405,000 (27% of revenues) in fiscal 2002, 2001, and 2000, respectively, while revenues from services and other were $5,012,000 (72% of revenues), $6,352,000 (57% of revenues), and $3,849,000 (73% of revenues) in fiscal 2002, 2001, and 2000, respectively.

        Revenues decreased in fiscal 2002 compared to fiscal 2001 primarily as a result of customers deferring capital expenditures due to an economic slowdown in the United States. A greater percentage of this decrease was attributable to the decline in software license revenues primarily due to many customers were in the process downsizing their companies and not expanding their existing systems or implementing new information technology projects. The decline in revenues from services and other was less than the decline in software license revenues because a large portion of the services revenues is derived from annual maintenance contracts which are not as sensitive to changes in general economic conditions.

        Revenues increased in fiscal 2001 compared to 2000 due primarily to the comparison of twelve months ended September 30, 2001 to nine months ended September 30, 2000. Additionally, the increase is due to new sales of the eB product by the Company's United Kingdom wholly-owned subsidiary, Spescom Software Ltd., whose results have been consolidated with the Company from October 1, 2000.

        A small number of customers has typically accounted for a large percentage of the Company's annual revenues. One customer accounted for 19% of revenue for fiscal 2002, while two customers accounted for 15% each, or 30%, of revenues for fiscal 2001 and one customer accounted for 13% of revenues for fiscal 2000. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. Additionally, a significant portion of the Company's revenues has historically been derived from the sale of systems to new customers.

Cost of Revenues

        Gross profit as a percentage of revenues was 37%, 53%, and 45% for fiscal 2002, 2001, and 2000 respectively. Gross profit is comprised of gross profit from software licenses and gross profit from services and other.

        Gross profit from licenses as a percentage of license revenues amounted to 40% in fiscal 2002, 71% in fiscal 2001, and 34% in fiscal 2000. The decrease in license gross margin in fiscal 2002 compared to fiscal 2001 is due to lower software sales. As sales decline, the Company's fixed costs primarily amortization of capitalized software costs remain constant and results in a lower gross profit percentage on licenses sold. The increase in license gross profit margin in fiscal 2001 compared to fiscal 2000 is due to increased sales of the Company's software which has a higher profit margin than that on sales of third party software.

        Gross profit from services and other revenues as a percentage of services and other revenues were unchanged from fiscal 2001 to fiscal 2002. Gross profit from services and other revenues decreased from fiscal 2000 to fiscal 2001. This decrease was a result of increases in costs for third party services and maintenance. The Company pays more for these services, which results in a lower profit margin.

        The Company's software and services are sold at a significantly higher margin than third party products, which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace. Gross profit percentages can fluctuate annually based on the revenue mix of Company software, services, proprietary hardware and third party software or hardware.

Operating Expenses

        Research and development expense was $1,828,000, $1,963,000, and $1,362,000 for fiscal 2002, 2001, and 2000, respectively. The decrease from fiscal 2001 to 2002 is due primarily to the decreases in personnel and associated costs as a result of a reduction in personnel in March 2002. The reductions were implemented with a view to retaining the Company's core technological competencies and maintaining its abilities to continue to enhance its eB product suite. The increase from fiscal 2000 to 2001 is due primarily to the comparison of twelve months ended September 30, 2001 to the nine months ended September 30, 2000.

        Marketing and sales expense amounted to $3,479,000, $4,100,000, and $1,144,000 for fiscal 2002, 2001, and 2000, respectively.

        The decrease from fiscal 2001 to fiscal 2002 is primarily due to lower costs of approximately $460,000 relating to the Company's reduction of its sales and marketing personnel and associated expenses. The remaining portion of the decrease is due to a reduction in certain marketing expenditures. The Company made the decreases in an effort to achieve a reduced level of sales and marketing expenditures, which management believes will be more in line with expected revenues in future years. The increase from fiscal 2000 to fiscal 2001 is due primarily to expenditures incurred by the Company's wholly-owned subsidiary, Spescom Software Ltd. U.K., whose results have been consolidated with the Company from October 1, 2000. Additionally, the increase is due to the comparison of twelve months ended September 30, 2001 to the nine months ended September 30, 2000. Additional marketing and sales personnel hired in the fiscal 2001 contributed to the increase in sales and marketing expense as well.

        General and administrative expense was $1,809,000, $1,276,000, and $584,000 for fiscal 2002, 2001, and 2000, respectively.

        The increase from fiscal 2001 to fiscal 2002 is due primarily to general and administrative expense in 2001 being lower as a result of the benefit from a reduction in the estimated liability for certain disputed vendor payables. The increase from fiscal 2000 to fiscal 2001 is due primarily to expenditures incurred by the Company's wholly-owned subsidiary, Spescom Software Ltd. U.K., whose results have been consolidated with the Company since October 1, 2000. Additionally, the increase was due to the comparison of twelve months ended September 30, 2001 to the nine months ended September 30, 2000. The increase was partially offset by a decrease in accrued liabilities in fiscal 2001 as a result of a change in estimate of amounts that the Company believed it was be obligated to pay.

        In 2002, the Company determined that certain of its capitalized software development cost had been impaired in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Based on the expectation that future net cash flows would be less than the carrying amount of the asset, the Company wrote down the capitalized software by $865,000 to its net realizable value.

Interest and Other Income

        Interest and other income were $7,000 and $182,000 for the years ended 2002 and 2001, respectively. The decrease is primarily due to the decrease in investments in 2002 as compared to 2001.

Interest and Other Expense

        Interest and other expense totaled $371,000, $28,000, and $207,000 for fiscal 2002, 2001, and 2000, respectively. The increase for fiscal 2002 compared to 2001 is due to additional interest expense on the Company's higher debt balances during 2002 as compared to 2001. The decrease for fiscal 2001 compared to fiscal 2000 was due to the payoff of debt in fiscal 2000.

Liquidity and Capital Resources

        At September 30, 2002, the Company's cash and cash equivalents totaled $87,000 as compared to $144,000 at September 30, 2001, and its current ratio (current assets divided by current liabilities) was .38 at September 30, 2002.

        In fiscal 2002, cash used in investing activities totaled $83,000, primarily for acquisitions of computer software while cash provided by financing activities totaled $3,142,000, primarily from loans from Spescom. Cash used in operating activities totaled $3,091,000 primarily relating to the net operating loss for fiscal 2002.

        The Company has received loans from Spescom in the past to meet its obligations. The outstanding balance of its loans from Spescom increased from $1,377,000 at September 30, 2001 to

$4,881,000 at September 30, 2002.    Such loans are secured by all of the assets of the Company and are due in October 2003. See "Related Party Transactions" below.

        Although the Company in the past has received funding from Spescom for working capital purposes, Spescom is not obligated to provide additional loans. Spescom has stated that it intends to continue to support the Company's operations and depending on the merits of any situation that may arise in the future, Spescom will make its best efforts to provide further funding if necessary. In addition, if Spescom is otherwise able to provide additional loans on terms acceptable to the Company, the funding of such loans may be delayed or prevented by currency exchange regulations of the Republic of South Africa, under which Spescom is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company. Moreover, the terms on which any additional funding may be provided are not specified and may include interest rates, security arrangements or additional equity dilution that are not acceptable to the Company or that could be materially adverse to the Company.

        In March 2002, the Company implemented a plan to only focus on core activities and substantially reduce costs in an effort to achieve a break-even level of cash flow in fiscal 2003. In the fourth quarter 2002, the Company was able to achieve break-even on earnings before interest, taxes, depreciation and amortization (EBITDA). Management believes these cost reductions will enable the Company to continue to achieve a cash flow break-even from on-going operations based on the projected level of revenues. Although such reductions have reduced the Company's research and development, marketing and sales capabilities, management believes that the reduced levels of research and development, marketing and sales costs are consistent with the level of revenues currently being achieved. Moreover, the Company believes such reductions were implemented with a view to maximizing the Company's ability to continue to maintain and support its eB product suite, while at the same time pursuing opportunities for sales of new eB core systems to new customers. The Company's future liquidity will depend on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured. Failure to generate sufficient system sales to meet the Company's cash flow needs can be expected to have material adverse effect on the Company's business, results of operations, and financial condition. Based on the momentum created from the increase in customer orders in the fourth quarter of fiscal 2002 and orders to date in fiscal 2003, management believes that the Company's current cash and receivables, as well as additional cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital. However, there can be no assurance that the Company will be able to obtain sufficient orders to enable the Company to continue on a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.

Net Operating Loss Tax Carryforwards

        As of September 30, 2002, the Company had a net operating loss carryforward ("NOL") for federal income tax purposes of $32,961,000, which expires over the years 2002 through 2021. The Company also had a NOL carryforward for state income tax purposes of $7,271,000, which expires over the years 2001 through 2010. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $586,000, which will substantially expire in the years 2002 through 2010. Under the Internal Revenue Code of 1986, as amended (the "Code"), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 20 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 20 years to offset future income taxes. As a result of the issuances of shares to Spescom in the past, an additional ownership change occurred in April 2000. The Company's ability to utilize the consolidated NOL in future years will be limited pursuant to Internal Revenue Code Section 382. The annual limitation is approximately $1,159,000.

        In connection with the acquisition of Optigraphics in 1993, the Company acquired Optigraphics' net operating losses, which are limited to offset against that entity's future taxable income, subject to annual limitations.

Certain Factors that May Affect Future Results

Foreign Currency

        The Company's geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. In fiscal 2002, revenues from the United States were 46% of total revenues, and revenues from Europe and other locations in the world were 54% of total revenues., in fiscal 2001, revenues from the United States were 60% of total revenues, and revenues from Europe and other locations in the world were 40% of total revenues. For the nine months ended September 30, 2000, revenues from the United States were 90% of total revenues, and revenues from Europe and other locations in the world were 10% of total revenues. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company's business, operating results and financial condition.

Inflation

        The Company believes that inflation has not had a material effect on its operations to date. Although the Company enters into fixed-price contracts, management does not believe that inflation will have an adverse material impact on its operations for the foreseeable future, as the Company takes into account expected inflation in its contract proposals and is generally able to project its costs based on forecasted contract requirements.

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

        Also in April 2000, the Company issued and sold to Spescom 5,285,714 shares of common stock for $3,700,000 in cash. In addition, the Company's subordinated debt and preferred stock along with related accrued interest and dividends, was converted at a rate of $0.70 per share into 9,528,096 shares of common stock to Spescom.

        In the first quarter of 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly ASL), which is a wholly-owned subsidiary of Spescom, the majority shareholder in the Company since April 2000. Prior to the acquisition, Spescom Ltd. U.K. had been the Company's exclusive distributor of the Company's eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities of Spescom Ltd. U.K., the Company issued 550,000 shares of its common stock to Spescom. The net liabilities assumed of $190,000 were recorded as a charge against common stock.

        Under a royalty arrangement, Spescom also resells certain of the Company's software. For the years ended September 30, 2002 and 2001, the Company recognized royalty revenue of $60,000 and

$47,000, respectively. In November 2000 Spescom purchased from the Company $530,000 in software. The Company purchased consulting services from Spescom totaling $45,000 and $48,000 for the year ended September 30, 2002 and 2001, respectively from Spescom. In addition to the consulting services, Spescom provides certain administrative and accounting functions for the Company's United Kingdom subsidiary. The Company is billed a monthly fee by Spescom for reimbursement of certain costs in the United Kingdom, including the office facilities; all accounting and human resources services; and certain corporate marketing activities. For the years ended September 30, 2002 and 2001, the administrative fees totaled $710,000 and $607,000, respectively. At September 30, 2002 and 2001, the Company had a payable to Spescom of $495,000 and $179,000, respectively. In the United States, the Company billed Spescom for certain marketing services totaling $52,000 and $26,000 for the years ended September 30, 2002 and 2001, respectively.

        In 1999, as part of agreement to sell a 60% interest in the Company's United Kingdom subsidiary, the lease for the United Kingdom office facility was to be assigned to Spescom; however, the landlord did not grant its consent to the assignment. Since 1999 Spescom has paid the lease for the entire office directly to the landlord. The lease expires in March 2006 and has an annual rent of $530,000. A portion of the office has been subleased to a third party tenant for an annual rent of $179,000. The sublease also expires March 2006; however the tenant has an option to break the lease in February 2004. For the year ended September 30, 2002 and 2001 the Company paid Spescom $262,000 and $215,000, respectively, as part of a monthly administration fee.

        Related party liabilities consist of the following:

	September 30, 2002	September 30, 2001
Related-Party Long-term liabilities:
Notes payable on demand—Spescom Ltd., U.K.	$1,669,000	$—
Note payable—Spescom Ltd., U.K.	1,980,000	—
Note payable—Spescom Ltd. South Africa	1,232,000	1,377,000

	$4,881,000	$1,377,000

        At September 30, 2002, the Company had three demand notes payable from Spescom Ltd, U.K. for $400,000, $500,000 and $700,000, respectively, each bearing an annual interest rate of 10%. The notes plus accrued interest are shown in the above table as $1,669,000. Interest expense on the notes for the year ended September 30, 2002 was $69,000. Spescom has agreed that the demand notes will not be called prior to October 1, 2003.

        At September 30, 2002 under a note payable, the Company owed Spescom Ltd. U.K. $1,980,000 including accumulated interest. The note bears interest at an interest rate of 10.0% per annum, with principal and interest payable at maturity, on October 15, 2003. Interest expense on this note totaled $197,000 for the year ended September 30, 2002.

        Spescom Ltd., South Africa loaned $1,377,000 to the Company during the fiscal year ended September 30, 2001. As of September 30, 2002 the balance owed on this note was $1,233,000 including accrued interest. Interest on the outstanding note accrues at the rate of 10.0% per annum. Principal and all unpaid accrued interest is payable at maturity on October 15, 2003. Interest expense on this note totaled $97,000 and $4,000 for the year ended September 30, 2002 and 2001, respectively.

        These notes payable are collateralized by a security interest in favor of both Spescom Ltd. South Africa and Spescom Ltd. United Kingdom in respect of all of the Company's assets.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company's investments include money market accounts, as of September 30, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page Number
Consolidated Balance Sheets as of September 30, 2002 and 2001	32
Consolidated Statements of Operations for the years ended September 30, 2002 and 2001, and the nine months ended September 30, 2000	33
Consolidated Statement of Changes in Shareholders' Deficit for the years ended September 30, 2002 and 2001, and for the nine months ended September 30, 2000	34
Consolidated Statements of Cash Flows for the years ended September 30, 2002 and 2001, and for the nine months ended September 30, 2000	35
Notes to the Consolidated Financial Statements	36
Valuation and Qualifying Accounts	53

Report of Independent Certified Public Accountants

The Board of Directors
Altris Software, Inc.

        We have audited the accompanying consolidated balance sheets of Altris Software, Inc. as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended September 30, 2002, and 2001, and for the nine months ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altris Software, Inc. as of September 30, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for the years ended September 30, 2002 and 2001, and for the nine months ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited Schedule II of Altris Software, Inc. for the year ended September 30, 2002, and 2001, and for the nine months ended September 30, 2000. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/  GRANT THORNTON LLP
Irvine, California
October 22, 2002

ALTRIS SOFTWARE, INC.
CONSOLIDATED BALANCE SHEET

	September 30, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$87,000	$144,000
Receivables, net	1,459,000	1,150,000
Other current assets	244,000	412,000

Total current assets	1,790,000	1,706,000
Property and equipment, net	215,000	313,000
Computer software, net	420,000	2,164,000
Other assets	83,000	73,000

Total assets	$2,508,000	$4,256,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$802,000	$779,000
Payable to Spescom	495,000	179,000
Accrued liabilities	1,294,000	1,596,000
Deferred revenue	2,171,000	1,620,000

Total current liabilities	4,762,000	4,174,000

Notes and accrued interest payable to Spescom	4,881,000	1,377,000
Lease obligation	10,000	—

Total liabilities	9,653,000	5,551,000

Shareholders' Deficit:
Common stock, no par value, 40,000,000 shares authorized; 30,841,590 issued and outstanding in 2002 and 2001	74,465,000	73,838,000
Common stock warrants	133,000	718,000
Accumulated other comprehensive loss	(156,000)	(33,000)
Accumulated deficit	(81,587,000)	(75,818,000)

Total shareholders' deficit	(7,145,000)	(1,295,000)

Total liabilities and shareholders' deficit	$2,508,000	$4,256,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30, 2002	Year ended September 30, 2001	Nine months ended September 30, 2000
Revenues:
Licenses	$1,958,000	$4,806,000	$1,405,000
Services and other	5,012,000	6,352,000	3,849,000

Total revenues	6,970,000	11,158,000	5,254,000

Cost of revenues:
Licenses	1,176,000	1,371,000	922,000
Services and other	3,218,000	3,914,000	1,969,000

Total cost of revenues	4,394,000	5,285,000	2,891,000

Gross profit	2,576,000	5,873,000	2,363,000

Operating expenses:
Research and development	1,828,000	1,963,000	1,362,000
Marketing and sales	3,479,000	4,100,000	1,144,000
General and administrative	1,809,000	1,276,000	584,000
Impairment of capitalized software	865,000	—	—

	7,981,000	7,339,000	3,090,000

Loss from operations	(5,405,000)	(1,466,000)	(727,000)
Gain on sale of interest in subsidiary	—	125,000	—
Interest and other income	7,000	57,000	40,000
Interest and other expense	(371,000)	(28,000)	(207,000)

Net loss	$(5,769,000)	$(1,312,000)	$(894,000)

Basic and diluted net loss per common share	$(0.19)	$(0.04)	$(0.05)

Shares used in computing basic and diluted net loss per common share	30,842,000	30,792,000	22,768,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the two years ended September 30, 2002 and 2001 and for the nine months ended September 30, 2000

	Common Stock			Accumulated Other Comprehensive Income
			Common Stock Warrants		Accumulated Deficit		Comprehensive Loss
	Share	Amount				Total
Balance at January 1, 2000	13,101,734	$63,097,000	$718,000	$—	$(73,612,000)	$(9,797,000)
Exercise of stock options	71,750	33,000	—	—	—	33,000
Common stock issued for cash	5,285,714	3,700,000	—	—	—	3,700,000
Common stock issued for settlement of lawsuit	2,304,271	1,128,000	—	—	—	1,128,000
Common stock issued for subordinated debt and preferred stock	9,528,096	6,067,000	—	—	—	6,067,000
Foreign currency translation adjustment	—	—	—	(3,000)	—	(3,000)	$(3,000)
Net loss	—	—	—	—	(894,000)	(894,000)	(894,000)

Total comprehensive loss							(897,000)

Balance at September 30, 2000	30,291,565	74,025,000	718,000	(3,000)	(74,506,000)	234,000
Exercise of stock options	25	3,000	—	—	—	3,000
Issuance of common stock for assets	550,000	(190,000)	—	—	—	(190,000)
Foreign currency translation adjustment	—	—	—	(30,000)	—	(30,000)	(30,000)
Net loss	—	—	—	—	(1,312,000)	(1,312,000)	(1,312,000)

Total comprehensive loss							(1,342,000)

Balance at September 30, 2001	30,841,590	73,838,000	718,000	(33,000)	(75,818,000)	(1,295,000)
Options issued to consultant	—	42,000	—	—	—	42,000
Expiration of warrants	—	585,000	(585,000)	—	—	—
Foreign currency translation adjustment	—	—	—	(123,000)	—	(123,000)	(123,000)
Net loss	—	—	—	—	(5,769,000)	(5,769,000)	(5,769,000)

Total comprehensive loss							$(5,892,000)

Balance at September 30, 2002	30,841,590	$74,465,000	$133,000	$(156,000)	$(81,587,000)	$(7,145,000)

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2002	Year Ended September 30, 2001	Nine months ended September 30, 2000
Cash flows from operating activities:
Net loss	$(5,769,000)	$(1,312,000)	$(894,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,059,000	1,229,000	931,000
Impairment of capitalized software	865,000	—	—
Unpaid interest to Spescom	362,000	—	—
Warrants issued to consultant	42,000	—	—
Gain on sale of interest in subsidiary	—	(125,000)	—
Changes in assets and liabilities:
Receivables, net	(239,000)	84,000	(143,000)
Other current assets	514,000	(278,000)	112,000
Accounts payable	(261,000)	(521,000)	(220,000)
Payable to Spescom	468,000	—	—
Accrued liabilities	(622,000)	421,000	(462,000)
Deferred revenue	480,000	(2,462,000)	(362,000)
Other assets	10,000	—	(193,000)

Net cash used in operating activities	(3,091,000)	(2,964,000)	(1,231,000)

Cash flows from investing activities:
Purchases of property and equipment	(25,000)	(50,000)	(43,000)
Purchases of software	(58,000)	—	(211,000)

Net cash used in investing activities	(83,000)	(50,000)	(254,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	3,000	33,000
Proceeds from Spescom loans	3,142,000	1,380,000	225,000
Proceeds from issuance of common stock	—	—	3,700,000
Payments under revolving loan and bank agreements	—	—	(804,000)

Net cash provided by financing activities	3,142,000	1,383,000	3,154,000

Effect of exchange rate changes on cash	(25,000)	(30,000)	(3,000)

Net increase (decrease) in cash and cash equivalents	(57,000)	(1,664,000)	1,666,000
Cash and cash equivalents at beginning of period	144,000	1,808,000	142,000

Cash and cash equivalents at end of period	$87,000	$144,000	$1,808,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.
Notes to Consolidated Financial Statements—September 30, 2002 and 2001

Note 1—The Company and Summary of Significant Accounting Policies

The Company

        The Company develops, markets and supports a suite of integrated document, configuration and records management software products. These products were developed to enable customers in a broad range of industries to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital. In 2000, the Company changed its fiscal year end from December 31 to September 30.

        The accompanying consolidated financial statements have been prepared on a going concern basis. In fiscal 2002, Spescom Ltd., the Company's majority shareholder, provided financial support to the Company. Spescom has stated that it intends to continue to support the Company's operations and depending on the merits of any situation that may arise in the future, Spescom will make its best efforts to provide future funding if necessary. Management believes that the Company's current cash and receivable, as well as additional cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. In the first quarter of fiscal 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly Altris Software Limited). Spescom Ltd. U.K. is a wholly-owned subsidiary of Spescom, Ltd., which became the majority shareholder in the Company in April 2000. The assets and liabilities were assigned to the Company's wholly-owned subsidiary, Spescom Software Ltd.

Foreign Currency

        The functional currency of the Company's United Kingdom subsidiary is the pound sterling. Assets and liabilities are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect for the period. Net currency exchange gains or losses resulting from such translations are excluded from net income and are accumulated in a separate component of shareholders' equity as other comprehensive loss. Gains and losses resulting from foreign currency transactions, which are not significant, are included in the Consolidated Statements of Operations.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include the viability of recognizing deferred income tax assets, capitalized software costs,, allowance for doubtful accounts and reserves for excess or obsolete inventory.

Revenue Recognition

        The Company's revenues are derived from sales of its document and configuration management systems that are primarily composed of software and services, including maintenance, training and consulting services, and third party software and hardware. The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2 "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" and Staff Accounting Bulletin ("SAB") No. 101.

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

Fair Value of Financial Instruments

        Statement of Financial Accounting Standard ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2002 and September 30, 2001, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans and lines of credit approximate their fair values as they recalculate the price based on the prime rate and adjust for significant changes in credit risk.

Concentration of Credit Risk

        The Company provides products and services to customers in a variety of industries worldwide, including petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company's customer base. The Company has not experienced significant credit losses on its customer accounts. One customer accounted for 62% and 56% of trade accounts receivable at September 30, 2002 and 2001, respectively.

        A small number of customers has typically accounted for a large percentage of the Company's annual revenues. One customer accounted for 19% of revenues for fiscal 2002, while two customers accounted for 15% each, or 30%, of revenues for fiscal 2001, and one customer accounted for 13% of revenues for the nine months ended September 30, 2000.

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

Software Development Costs And Purchased Software

        Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product's current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $3,631,000 and $2,694,000 at September 30, 2002 and September 30, 2001, respectively. The related amortization expense was $937,000, $1,045,000, and $710,000 for the years ended September 30, 2002, and 2001, and the nine months ended September 30, 2000, respectively. In 2002, the Company determined that certain of its capitalized software development cost had been impaired in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Based on the expectation that future net cash flows would be less than the carrying amount of the asset, the Company wrote down the capitalized software by $865,000 to its net realizable value.

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

Net Loss Per Common Share

        Basic net loss per common share is computed as net loss plus accretion of dividends on mandatorily redeemable convertible preferred stock divided by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed as net loss divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the year and assumes conversion into common stock at the beginning of each period of all outstanding shares of mandatory redeemable convertible preferred stock, stock options and other common stock equivalents. Computations of basic and diluted earnings per share do not give effect to individual potential common stock instruments for any period in which their inclusion would be anti-dilutive.

Statement of Cash Flows

        For 2001, the following assets and liabilities of Spescom Ltd. U.K. have been excluded from the cash flow statement (see Note 3):

Accounts receivable, net	$736,000
Other assets	26,000
Property and equipment, net	103,000
Accounts payable	(192,000)
Accrued liabilities	(250,000)
Deferred revenue	(613,000)

Net liabilities assumed	$(190,000)

        The following table provides supplemental cash flow information:

	Year ended September 30, 2002	Year ended September 30, 2001	Nine Months ended September 30, 2000
Supplemental cash flow information:
Interest paid	$362,000	$29,000	$143,000
Non-cash financing and investing activities:
Acquisition of certain assets and liabilities of Spescom Ltd. U.K.	—	$(190,000)	—
Accretion of dividends on mandatorily redeemable convertible preferred stock	—	—	$133,000
Loan converted to common stock	—	—	$2,747,000
Settlement of liability from shareholder suit	—	—	$1,128,000
Conversion of preferred to common stock	—	—	$3,423,000

Note 2—Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        During August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets, except for certain obligations of lessees. SFAS No. 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for fiscal years beginning after April 1, 2003.

        During August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a

Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after April 1, 2002.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No.146"), which provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS 146 nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under SFAS 146, a liability for a cost associated with an exit or disposal activity should be recognized and measured initially at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

        Management believes the adoption of statements 143, 144 and 146 have not had a material effect on the financial statements. The adoption of statement 144 resulted in a determination of an impairment of capitalized software, which does have a material effect on the 2002 financial statements.

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

        Also in April 2000, the Company issued and sold to Spescom 5,285,714 shares of common stock for $3,700,000 in cash. In addition, the Company's subordinated debt and preferred stock along with related accrued interest and dividends, was converted at a rate of $0.70 per share into 9,528,096 shares of common stock issued to Spescom.

        In the first quarter of 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly ASL), which is a wholly-owned subsidiary of Spescom, the majority shareholder in the Company since April 2000. Prior to the acquisition, Spescom Ltd. U.K. had been the Company's exclusive distributor of the Company's eB product suite outside North, Latin and South America. In exchange for the assets and the assumption of certain liabilities of Spescom Ltd. U.K., the Company issued 550,000 shares of its common stock to Spescom. The net liabilities assumed of $190,000 were recorded as a charge against common stock.

        Under a royalty arrangement, Spescom also resells certain of the Company's software. For the year ended September 30, 2002 and 2001 the Company recognized royalty revenue of $60,000 and $47,000, respectively. In November 2000 Spescom purchased from the Company $530,000 in software for its internal use. The Company purchased consulting services totaling $45,000 and $48,000 for the year ended September 30, 2002 and 2001, respectively from Spescom. In addition to the consulting services, Spescom provides certain administrative and accounting functions for the Company's United Kingdom subsidiary. The Company is billed a monthly fee by Spescom for reimbursement of certain costs in the United Kingdom including the office facilities; all accounting and human resources services; and certain corporate marketing activities. For the year ended September 30, 2002 and 2001 the administrative fees totaled $710,000 and $607,000, respectively. At September 30, 2002 and 2001 the Company had a payable to Spescom of $495,000 and $179,000, respectively. In the United States the Company billed Spescom for certain marketing services totaling $52,000 and $26,000 for the year ended September 30, 2002 and 2001, respectively.

        Related party liabilities consist of the following:

	September 30, 2002	September 30, 2001
Related Party Long-term liabilities:
Notes payable on demand—Spescom Ltd., U.K.	$1,669,000	$—
Note payable—Spescom Ltd., U.K.	1,980,000	—
Note payable—Spescom Ltd. South Africa	1,232,000	1,377,000

	$4,881,000	$1,377,000

        At September 30, 2002, the Company had three demand notes payable from Spescom Ltd, U.K. for $400,000, $500,000 and $700,000, respectively, each bearing an annual interest rate of 10%. The notes plus accrued interest are shown in the above table as $1,669,000. Interest expense on the notes for the year ended September 30, 2002 was $69,000. Spescom has agreed that the demand notes will not be called prior to October 1, 2003.

        At September 30, 2002 under a note payable, the Company owes Spescom Ltd. U.K. $1,980,000, including accumulated interest. The note bears interest at an interest rate of 10.0% per annum, with principal and interest payable at maturity, on October 15, 2003. Interest expense on this note totaled $197,000 for the year ended September 30, 2002.

        Spescom Ltd., South Africa loaned $1,377,000 to the Company during the fiscal year ended September 30, 2001. As of September 30, 2002 the balance owed on this note was $1,232,000 including accrued interest. Interest on the outstanding note accrues at the rate of 10.0% per annum. Principal and all unpaid accrued interest is payable at maturity on October 15, 2003. Interest expense on this note totaled $97,000 and $4,000 for the year ended September 30, 2002 and 2001, respectively.

        These notes payable are collateralized by a security interest in favor of both Spescom Ltd. South Africa and Spescom Ltd. United Kingdom in respect of all of the Company's assets.

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

Note 4—Balance Sheet Information

	September 30, 2002	September 30, 2001
Receivables, net:
Billed Receivables	$1,615,000	$1,240,000
Less: allowance for doubtful accounts	(156,000)	(90,000)

	$1,459,000	$1,150,000

Property and equipment, net:
Computer equipment	$2,520,000	$2,490,000
Machinery and equipment	239,000	239,000
Furniture & fixtures	137,000	137,000
Leasehold improvements	46,000	46,000

	2,942,000	2,912,000
Less accumulated depreciation & amortization	(2,727,000)	(2,599,000)

	$215,000	$313,000

Accrued liabilities
Employee compensation related expenses	$383,000	$150,000
Accrued vacation	253,000	320,000
Sales and VAT taxes payable	220,000	385,000
Other	438,000	741,000

	$1,294,000	$1,596,000

Note 5—Reconciliation of Net Loss and Shares Used in Per Share Computations

	Year ended September 30, 2002	Year ended September 30, 2001	Nine months ended September 30, 2000
Net Loss	$(5,769,000)	$(1,312,000)	$(894,000)
Accretion of dividends on mandatorily convertible preferred stock	—	—	(133,000)

Net loss used in computing basic and diluted net loss per share	$(5,769,000)	$(1,312,000)	$(1,027,000)

Shares Used:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	30,842,000	30,792,000	22,768,000

        Average employee stock options to acquire 6,000, 349,000, and 539,000, shares of common stock were outstanding in fiscal 2002, 2001, and 2000, respectively, but were not included in the computation of diluted earnings per share because their effect was antidilutive.

Note 6—Convertible Preferred Stock

        In December 1999, Spescom acquired all 3,000 shares of the issued and outstanding Series E Preferred Stock and all accrued dividends. All of such 3,000 shares of Series E Preferred Stock, plus accrued dividends, were exchanged for shares of common stock during fiscal 2000 (See Note 3).

Note 7—Warrants

        The Company granted warrants in June of 1997 to purchase 300,000 shares of the Company's common stock at an exercise price of $6.00 per share. The warrants are exercisable over a five-year period from the date of issuance. The warrants were originally issued as part of a subordinated debenture of $3,000,000. A portion of the proceeds from the debt was allocated to common stock warrants in the amount of $585,000. The warrants were acquired by Spescom as part of the acquisition of subordinated debentures in fiscal 2000 from the debt holder. The warrants expired in 2002. (see Note 3)

        At September 30, 2002, a former investment advisor to the Company has an outstanding warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $0.72 per share. The warrant expires in December 2004.

Note 8—Common Stock Options

        In April 1996, the Company adopted its 1996 Stock Incentive Plan (the "1996 Plan"). The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan. Under the 1996 Plan, the maximum number of shares of Common Stock to be issued were 2,425,000. As of September 30, 2002, options to purchase 1,971,876 shares are outstanding and 289,774 options are available for grant.

        The option vesting period under the plan is determined by the Board of Directors or a Stock Option Committee and usually provides that 25% of the options granted can be exercised 90 days from the date of grant, and thereafter, those options become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the date of grant. Options granted are generally due to expire upon the sooner of ten years from date of grant, thirty days after termination of services other than by reason of convenience of the Company, three months after disability, or one year after the date of the option holder's death. The option exercise price is generally equal to the fair market value of the common stock on the date of grant. Options granted to employees under the 1996 Plan may be either incentive stock options or nonqualified options. Only nonqualified options may be granted to nonemployee directors.

        The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plan. The Company issued 237,876 stock options to a consultant for services and recorded compensation expense of $42,000 based upon the fair value of options computed using the Black-Sholes model. No compensation cost was recognized for employee stock option grants during 2002, 2001 or 2000 based upon the intrinsic value method, which were fixed in nature, as the options were granted at fair market value. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plans consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Year ended September 30, 2002	Year ended September 30, 2001	Nine months ended September 30, 2000
Net loss used in computing net loss per share
As reported	$(5,769,000)	$(1,312,000)	$(894,000)
Pro forma	$(5,953,000)	$(1,694,000)	$(1,491,000)
Basic and diluted net loss per share
As reported	$(0.19)	$(0.04)	$(0.05)
Pro forma	$(0.19)	$(0.06)	$(0.07)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	239%	757%	186%
Risk free interest rate	4.90%	5.48%	5.70%
Expected lives (years)	5	5	5

        The following table summarizes information about employee stock options outstanding:

	Year ended September 30, 2002		Year ended September 30, 2001		Nine months ended September 30, 2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,824,750	$0.76	1,065,000	$0. 83	1,170,250	$0.92
Options granted	746,126	0.20	839,500	0.68	152,000	1.52
Options exercised	—	—	(7,100)	0.50	(96,500)	0.35
Options forfeited	(599,000)	0.89	(72,650)	1.46	(160,750)	2.45

Outstanding at end of year	1,971,876	$0.45	1,824,750	$0.74	1,065,000	$0.82

Options exercisable at end of year	1,205,814		263,910		538,501
Weighted average fair value of options during the year	$0.15		$0.43		$1.48

        The following table summarizes information about employee stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable
	Number outstanding at September 30, 2002	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at September 30, 2002	Weighted average exercise price
Range of Exercise prices
$.080 to $.110	119,876	1.02 years	$0.106	104,876	$0.110
$.140 to $.140	596,000	9.57 years	$0.140	149,000	$0.140
$.150 to $.500	425,750	5.67 years	$0.361	368,250	$0.351
$.531 to $.562	499,750	7.48 years	$0.544	333,438	$0.547
$.625 to $7.88	330,500	6.30 years	$1.101	250,250	$1.091

$.080 to $7.88	1,971,876	7.19 years	$0.0449	1,205,814	$0.5120

Note 9—Income Taxes:

        Deferred tax assets and liabilities are comprised of the following:

	September 30, 2002	September 30, 2001
Deferred tax assets:
Net operating loss carryforwards	$11,849,000	$10,164,000
Research and development costs	784,000	644,000
Depreciation and amortization	74,000	281,000
Inventory	530,000	530,000
Deferred revenue	388,000	523,000
Accruals	358,000	411,000
Credits	640,000	640,000
Other	(515,000)	(436,000)

Total deferred tax assets	14,108,000	12,757,000
Less valuation allowance	(14,108,000)	(12,757,000)

	$—	$—

        The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards which gives rise to uncertainty as to whether the net deferred tax asset is realizable. The valuation allowance increased by $1,351,000 during the year ended September 30, 2002.

        The Company has net operating loss carryforwards of $32,961,000 and $7,271,000 for federal and state tax purposes, respectively, which expire over the years 2003 through 2021. Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004. For any suspended losses, the carryover period would be extended by one year for losses incurred in tax year beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002. The Company has investment and research activity credit carryforwards aggregating $640,000, which will substantially expire in the years 2002 through 2006.

        As a result of the Spescom acquisition, an additional ownership change occurred in April 2000. The Company's ability to utilize the consolidated NOL in future years will be limited pursuant to Internal Revenue Code Section 382. The annual limitation is approximately $1,159,000.

Note 10—Segment and Geographic Information

        The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software product.

        Revenues for the years ended September 30, 2002 and 2001, and for the nine months ended September 30, 2000 by customer location are as follows:

	2002	2001	2000
United States	$3,464,000	$6,695,000	$4,742,000
Europe, primarily United Kingdom	3,207,000	3,781,000	456,000
Other International	299,000	682,000	56,000

	$6,970,000	$11,158,000	$5,254,000

        Information by geographic location for the years ended September 30, 2002 and 2001, and the nine months ended September 30, 2000 are as follows:

	United States	Europe and Other	Corporate Research and Development	Consolidated
2002
Revenues	$3,464,000	$3,506,000	$—	$6,970,000
Impairment of capitalized software	(865,000)	—	—	(865,000)
Operating loss	(3,334,000)	(243,000)	(1,828,000)	(5,405,000)
Identifiable assets	1,082,000	1,426,000	—	2,508,000
2001
Revenues	$6,695,000	$4,463,000	$—	$11,158,000
Operating income (loss)	118,000	379,000	(1,963,000)	(1,466,000)
Identifiable assets	2,658,000	1,598,000	—	4,256,000
2000
Revenues	$4,742,000	$512,000	$—	$5,254,000
Operating income (loss)	635,000	—	(1,362,000)	(727,000)
Identifiable assets	6,040,000	—	—	6,040,000

        A majority of the Europe and other revenues and operating income (loss) and all of the identifiable assets are attributable to the United Kingdom. Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

Note 11—Commitments

        The Company leases its principal facilities under a long-term operating lease, which expires May 31, 2003. The total of future minimum lease payments at September 30, 2002 is $226,000. Rent expense for the Company's principal office for the years ended September 30, 2002 and 2001, and for the nine months ended 2000 was $515,000, $387,000 and $198,000 respectively.

        In 1999 the Company sold a 60% ownership interest in the Company's former United Kingdom subsidiary. Under the sales agreement Spescom Ltd. U.K. agreed to the assignment of the lease for the United Kingdom office facility; however the landlord did not grant its consent to the assignment. Since 1999 Spescom Ltd UK has paid the lease for the entire office directly to the landlord. The lease expires in March 2006 and has an annual rent of $530,000. A portion of the office has been subleased to a third party tenant for an annual rent of $179,000. The sublease also expires March 2006; however, the tenant has an option to break the lease in February 2004. For the year ended September 30, 2002 and 2001 the Company paid Spescom $262,000 and $215,000, respectively as part of a monthly administration fee. (See Note 3).

Note 12—Contingencies

        The Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

Note 13—Quarterly Results of Operations (Unaudited)

	Fiscal 2002 Three Months Ended
	December 31,	March 31,	June 30,	September, 30
Revenues	$1,718,000	$1,567,000	$1,831,000	$1,854,000
Gross profit	$475,000	$339,000	$877,000	$885,000
Net loss	$(1,887,000)	$(2,077,000)	$(554,000)	$(1,251,000)
Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.02)	$(0.04)
Shares used in computing basic and diluted net loss per common share	30,842,000	30,842,000	30,842,000	30,842,000

        The Company recorded an impairment of capitalized software of $865,000 during the fourth quarter of fiscal year 2002.

	Fiscal 2002 Three Months Ended
	December 31,	March 31,	June 30,	September, 30
Revenues	$2,901,000	$3,309,000	$3,134,000	$1,814,000
Gross profit	$1,682,000	$1,744,000	$1,902,000	$545,000
Net income (loss)	$127,000	$(89,000)	$(94,000)	$(1,256,000)
Basic and diluted net loss per common share	$0.01	$—	$—	$(0.04)
Shares used in computing basic and diluted net loss per common share	30,645,000	30,841,000	30,842,000	30,842,000

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information in the Proxy Statement for the 2003 Annual Meeting of Stockholder's set forth under the captions "Directors and Executive Officers" is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information in the Proxy Statement for the 2003 Annual Meeting of Stockholder's set forth under the captions "Executive Officer Compensation" is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of the Proxy Statement for the 2003 Annual Meeting of Stockholder's is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, we have concluded that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC's rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Financial Statements, Schedules, and Exhibits

(1)
Financial Statements:

Consolidated Balance Sheets as of September 30, 2002 and 2001

Consolidated Statements of Operations for the years ended September 30, 2002 and 2001, and the nine months ended September 30, 2000.

Consolidated Statement of Changes In Shareholders' Deficit for the year ended September 30, 2002 and 2001, and the nine months ended September 30, 2000.

Consolidated Statements of Cash Flows for the years ended September 30, 2002 and 2001, and the nine months ended September 30, 2000.

Notes to the Consolidated Financial Statements

(2)
Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)
Exhibits:

3.1	*	Registrant's Articles of Incorporation, as amended
3.2	*	Registrant's Bylaws, as amended
4.1	*	Specimen Certificate of Common Stock
4.2	*	Specimen Certificate of Redeemable Common Stock Purchase Warrant
10.5	*	Amended and Restated 1996 Stock Incentive Plan
10.6	*	Form of Incentive Stock Option Agreement, Nonstatutory Stock Option Agreement and Restricted Stock Agreement under Amended and Restated 1996 Stock Incentive Plan
10.7	*	Form of Indemnification Agreement with officers and directors
10.21	*	Agreement between Spescom Limited, Spescom CIT (Pty) Limited, Altris Software, Inc., Altris International Limited, Altris Group Plc, and Altris Software Limited, dated May 7, 1999.
10.26	*	Stock Purchase Agreement, dated January 14, 2000, by and between the Company and Spescom Limited
10.27	*	Lease Between The Irvine Company and Altris Software, Inc., dated February 14, 2001.
21		Subsidiaries of Registrant
23.1		Consent of Grant Thornton LLP

*
Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

(b)
Reports on Form 8-K

No Reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on December 19, 2002.

ALTRIS SOFTWARE, INC.
By:	/s/ CARL MOSTERT Carl Mostert Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL MOSTERT Carl Mostert	Director and Chief Executive Officer (Principal Executive Officer)	December 19, 2002
/s/ JOHN W. LOW John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 19, 2002
/s/ D. ROSS HAMILTON D. Ross Hamilton	Director	December 19, 2002
/s/ HILTON ISSACMAN Hilton Issacman	Director	December 19, 2002
/s/ JOHANN LEITNER Johann Leitner	Director	December 19, 2002
/s/ JAMES MYERS James Myers	Director	December 19, 2002
/s/ LARRY D. UNRUH Larry D. Unruh	Director	December 19, 2002

CERTIFICATIONS

I, Carl Mostert, certify that:

1.
I have reviewed this annual report on Form 10-K of Altris Software, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 19, 2002

/s/ CARL MOSTERT Carl Mostert
Chief Executive Officer

I, John Low, certify that:

1.
I have reviewed this annual report on Form 10-K of Altris Software, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 19, 2002

/s/ JOHN W. LOW John W. Low
Chief Financial Officer

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALTRIS SOFTWARE, INC.

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
Year ended September 30, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$90,000	$85,000		—		$(19,000	)(a)	$156,000
Reserve for excess inventory	$50,000	—		—		$(50,000	)(b)	—
Allowance for deferred tax benefit	$12,757,000	—		$1,351,000	(c)	$14,108,000
Year ended September 30, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$68,000	$37,000	(d)	—		$(15,000	)(a)	$90,000
Reserve for excess inventory	$920,000	—		—		$870,000	(b)	$50,000
Allowance for deferred tax benefit	$11,760,000	—		$997,000	(c)	—		$12,757,000
Nine months ended September 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$69,000	—		—		$(1,000	)(a)	$68,000
Reserve for excess inventory	$920,000	—		—		—		$920,000
Allowance for deferred tax benefit	$19,788,000	—		—		$8,028,000	)(e)	$11,760,000

(a)
Amount written off

(b)
Inventory scrapped or sold at less than cost

(c)
Valuation allowance against benefit recorded

(d)
Addition to allowance from acquisition of assets and liabilities of Spescom Ltd. U.K.

(e)
Reduction in deferred tax benefit based on limitations due to change in ownership

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
ALTRIS SOFTWARE, INC. CONSOLIDATED BALANCE SHEET
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT For the two years ended September 30, 2002 and 2001 and for the nine months ended September 30, 2000
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
ALTRIS SOFTWARE, INC. Notes to Consolidated Financial Statements—September 30, 2002 and 2001
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS