Form 10-K/A
period 2002-09-30
ALTRIS SOFTWARE INC
filed 2003-01-29
CIK 813747

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

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock
 (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock on January 27, 2003, held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $2,006,080

        The number of shares outstanding of the Registrant's Common Stock at the close of business on January 27, 2003 was 30,841,590.

*
Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

Explanatory Note to Amendment No. 1

        The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 2002, previously filed with the Commission (the "Annual Report") solely for the purpose of including Item 10 to Item 13 of Part III in the Form 10-K . Other than the addition of the following Item 10 to Item 13 in the Form 10-K the Annual Report on Form 10-K (the "Original 10-K") filed on December 20, 2002 is not being amended or updated in any respect.

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Certain Factors That May Affect Future Results" under "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Original 10-K and elsewhere in, or incorporated by reference into, this report. Other risks and uncertainties include such factors, among others, as market acceptance, market demand for Altris Software, Inc.'s (the "Company") technologies and services, pricing, the changing regulatory environment, the effect of the Company's accounting policies, potential seasonality, industry trends, adequacy of the Company's financial resources to execute its business plan, the Company's ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in the Company's other SEC filings. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. The Company undertakes no obligation to publicly release the result of any revisions to any forward-looking statement, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You are cautioned not to place undue reliance on any forward-looking statement.

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

        The following table and discussion sets forth certain information concerning the Company's current directors and executive officers:

Name	Age	Position
Carl Mostert	46	Chairman and Chief Executive Officer, Director
D. Ross Hamilton	64	Director
Hilton Isaacman	49	Director
Johann Leitner	49	Director
Larry D. Unruh	51	Director
James P. Myers	62	Director
Pierre de Wet	39	Vice President, Operations
John W. Low	46	Chief Financial Officer and Secretary
Mark Schneider	44	Vice President, Engineering

        Mr. Mostert has been a Director of the Company since July 2001. Mr. Mostert was appointed Chief Executive Officer of the Company in July 2001. An employee of Spescom for approximately 19 years,

Mr. Mostert has been instrumental in the management and growth of Spescom. His experience in both technical engineering and in sales and marketing fields have proven to be invaluable. His career has spanned numerous roles over the years, having started up or managed virtually every business division and subsidiary company within the Spescom group. Mr. Mostert worked for Fuchs Electronics as a design engineer in the field of Radio Frequency and Radar systems prior to joining Spescom in 1983. He graduated with a Higher National Diploma in Electrical Engineering in Johannesburg, South Africa in 1979, has completed a number of specialist business programs at Witwatersand Business School in Johannesburg, South Africa and was awarded an MBA from Henley in the United Kingdom in 2000. He was a member of the main board of Spescom from 1995 to August 2002.

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

        Dr. Leitner, a nominee of Spescom, has been a Director of the Company since April 2000. Dr. Leitner has held the position of Director of Strategic Business Development at Spescom since 1998. Dr. Leitner joined Spescom in 1981 and has served in various technical and operating capacities within Spescom, including Group Marketing Director from 1995 to 1997. Dr. Leitner was on the Board of Directors of Spescom from 1987 to August 2002. Dr. Leitner earned a BSc in Engineering in 1975 and a PhD in Electronic Signal Processing in 1979 from the University of Capetown.

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

        Mr. Low has served as Chief Financial Officer and Secretary since June 1990. Previously, Mr. Low had served as Corporate Controller since joining the Company in August 1987. From 1980 until joining the Company, Mr. Low was with Price Waterhouse LLP, most recently as a Manager working with middle- market and growing companies. Mr. Low, a certified public accountant, earned a B.A. degree in Economics from the University of California, Los Angeles in 1978.

        Mr. Schneider was appointed Vice President of Engineering in January 2000. He has held many positions since joining the Company in 1985 as an Electronic Design Engineer. From June 1999 to January 2000, Mr. Schneider served as acting Vice President of Engineering until his formal appointment. Previously, Mr. Schneider was a Senior Software Engineer from 1998 to 1999 and Project Lead from 1996 to 1997. Prior to 1996, Mr. Schneider served as a Manager of Workstation Products and Software Engineer. Before joining the Company, Mr. Schneider was an Electronic Design Engineer with Teledyne Electronics. Mr. Schneider earned a B.S. degree in Electrical Engineering from California State University, Northridge in 1981.

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

        Based solely on the Company's review of the copies of such forms it has received and representations from certain reporting persons that they were not required to file a Form 5 for specified fiscal years, the Company believes that all of its executive officers, directors and greater than 10% shareholders have complied with all of the filing requirements applicable to them with respect to transactions during the fiscal year ended September 30, 2002, except that Forms 5 were not timely filed for any of the Company's executive officers, directors and greater than 10% shareholders with respect to transactions during the fiscal year ended September 30, 2002.

Item 11.    EXECUTIVE COMPENSATION

        The following table sets forth certain information concerning the annual and long-term compensation for services rendered in all capacities to the Company of (i) the Company's Chief Executive Officer (ii) the four other most highly compensated executive officers having compensation of $100,000 or more during the fiscal year ended September 30, 2002 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

	Annual Compensation						Long-Term Compensation Awards— Stock Options (# of Shares)(1)
Name and Position	Year(1)	Salary($)(1)	Bonus($)	Other Annual Compensation ($)(2)
Carl Mostert Chief Executive Officer	2002 2001 2000	$200,000 18,385 —	— — —		— — —		150,000 — —
Johann Leitner Vice President—Strategic Marketing	2002 2001 2000	$198,500 96,153 —	— — —		— — —		50,000 100,000 —
John W. Low Chief Financial Officer and Secretary	2002 2001 2000	$168,000 165,846 132,037	— — —	$	— — 13,461	(3)	50,000 36,000 15,000
Pierre De Wet Vice President—Operations	2002 2001 2000	$136,500 134,750 99,230	— — —		— — —		22,000 30,000 32,000
Mark Schneider Vice President—Engineering	2002 2001 2000	$115,966 114,019 90,961	— — —		— — —		20,000 10,000 35,500

(1)
In 2000, the Company changed its fiscal year-end from December 31 to September 30. Information presented for 2002 and 2001 is presented for the twelve months ended September 30, 2002 and 2001 respectively. Information presented for 2000 is presented for the nine-month period from January 1, 2000 through September 30, 2000.

(2)
Excludes compensation in the form of other personal benefits, which, other than as set forth in the table above, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each year.

(3)
Payment for accrued vacation.

Option Grants in Last Fiscal Year

        Shown below is information concerning grants of options issued by the Company to the Named Executive Officers during the fiscal year ended September 30, 2002:

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(2)
	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price ($/Share)	Expiration Date
					5%($)	10%($)
Carl Mostert	150,000	15.7%	$0.140	4/24/12	$13,207	$33,469
Johann Leitner	50,000	5.2%	$0.140	4/24/12	$4,402	$11,156
John W. Low	50,000	5.2%	$0.140	4/24/12	$4,402	$11,156
Pierre de Wet	22,000	2.3%	$0.140	4/24/12	$1,937	$4,909
Mark Schneider	20,000	2.1%	$0.140	4/24/12	$1,761	$4,462

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth for the Named Executive Officers information with respect to option exercises during the fiscal year ended September 30, 2002 and unexercised options and option values at September 30, 2002, in each case with respect to options to purchase shares of the Common Stock:

			Number of Unexercised Options Held as of September 30, 2002		Value of Unexercised in-the-money Options at September 30, 2002($)(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Nonexercisable	Exercisable	Nonexercisable
Carl Mostert	—	—	37,500	112,500	—	—
Johann Leitner	—	—	62,500	87,500	—	—
John W. Low	—	—	128,000	48,000	—	—
Pierre de Wet	—	—	87,500	39,500	—	—
Mark Schneider	—	—	50,625	28,875	—	—

(1)
Based on the closing sale price of the Common Stock on the OTC Bulletin Board on September 30, 2002 ($0.12 per share).

Compensation of Directors

        In an effort to assist the Company, the Company's directors have foregone any cash compensation for serving on the Board until the Company returns to profitability. Each director is reimbursed for all reasonable expenses incurred in connection with attendance at meetings.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee is comprised of Messrs. Isaacman, Myers and Hamilton. None of the committee members is or was an employee or officer of the Company during the fiscal year ended September 30, 2002. No executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of any company in which Messrs. Isaacman, Myers or Hamilton is an executive officer.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information as to shares of the Common Stock owned as of January 27, 2003 by (i) each director, (ii) each Named Executive Officer (as defined on page 7), (iii) all directors and executive officers as a group and (iv) each person who, to the extent known to the Company, beneficially owned more than 5% of the outstanding shares of Common Stock. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

Name	Number of Shares(1)	Percent of Class(1)
Carl Mostert	37,500	*
D. Ross Hamilton	217,750	*
Hilton Isaacman (2)	18,792,381	60.9%
Johann Leitner	62,500	*
Larry D. Unruh	35,547	*
James P. Myers	0	*
Pierre de Wet	97,100	*
John W. Low	188,250	*
Mark Schneider	62,700	*
Spescom Limited	18,792,381	60.9%
All Current Directors and Executive Officers as a Group (11 persons) (2)	19,544,978	63.4%

*Less than one percent.

(1)
Amounts and percentages include shares of Common Stock that may be acquired within 60 days of January 27, 2003 through the exercise of stock options as follows: 37,500 shares for Mr. Mostert, 31,250 shares for Mr. Hamilton, 62,500 shares for Mr. Leitner, 31,250 for Mr. Unruh, 95,500 shares for Mr. De Wet, 134,750 shares for Mr. Low, 59,500 shares for Mr. Schneider, and 503,500 shares for all directors and executive officers as a group. The amount and percentage for Messr. Isaacman includes the 18,792,381 shares held by Spescom Limited.

(2)
As affiliates of Spescom, Messrs. Mostert, Isaacman and Leitner could be deemed to be beneficial owners of the shares of Common Stock owned by Spescom Limited. However, Messrs. Mostert, Isaacman and Leitner disclaim beneficial ownership of all such shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        At September 30, 2002, the Company had three demand notes payable from Spescom Ltd, U.K. for $400,000, $500,000 and $700,000, respectively, each bearing an annual interest rate of 10%. The notes plus accrued interest total $1,669,000. Interest expense on the notes for the year ended September 30, 2002 was $69,000. Spescom has agreed that the demand notes will not be called prior to October 1, 2003.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on January 27, 2003.

ALTRIS SOFTWARE, INC.
By:	/s/ CARL MOSTERT Carl Mostert Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL MOSTERT Carl Mostert	Director and Chief Executive Officer (Principal Executive Officer)	January 28, 2003
/s/ JOHN W. LOW John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 28, 2003
* D. Ross Hamilton	Director	January 28, 2003
* Hilton Issacman	Director	January 28, 2003
/s/ JOHANN LEITNER Johann Leitner	Director	January 28, 2003
/s/ LARRY D. UNRUH Larry D. Unruh	Director	January 28, 2003
/s/ JIM MYERS Jim Myers	Director	January 28, 2003

CERTIFICATIONS

I, Carl Mostert, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Altris Software, Inc.;

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

Dated: January 28, 2003

/s/ CARL MOSTERT Carl Mostert Chief Executive Officer

I, John Low, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Altris Software, Inc.;

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

        Dated: January 28, 2003

/s/ JOHN W. LOW John W. Low Chief Financial Officer

QuickLinks

Explanatory Note to Amendment No. 1
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES
CERTIFICATIONS