Form 10-Q
period 2002-12-31
ALTRIS SOFTWARE INC
filed 2003-02-13
CIK 813747

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended December 31, 2002.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

YES ☐    NO ☒

Number of shares of Common Stock outstanding at February 10, 2003: 30,841,590

Number of Sequentially Numbered Pages: 22

ALTRIS SOFTWARE, INC.

INDEX

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALTRIS SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$392,000	$87,000
Receivables, net	580,000	1,459,000
Other current assets	69,000	244,000

Total current assets	1,041,000	1,790,000
Property and equipment, net	209,000	215,000
Computer software, net	335,000	420,000
Other assets	94,000	83,000

Total assets	$1,679,000	$2,508,000

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$556,000	$802,000
Payable to Spescom	508,000	495,000
Accrued liabilities	1,090,000	1,294,000
Deferred revenue	1,788,000	2,171,000

Total current liabilities	3,942,000	4,762,000
Notes and accrued interest payable to Spescom	4,992,000	4,881,000
Lease obligation	—	10,000

Total liabilities	8,934,000	9,653,000

Shareholders' Deficit:
Common stock, no par value, 40,000,000 shares authorized; 30,841,590 issued and outstanding in 2003 and 2002	74,465,000	74,465,000
Common stock warrants	133,000	133,000
Accumulated other comprehensive loss	(203,000)	(156,000)
Accumulated deficit	(81,650,000)	(81,587,000)

Total shareholders' deficit	(7,255,000)	(7,145,000)

Total liabilities and shareholders' deficit	$1,679,000	$2,508,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,
	2002	2001
Revenues:
Licenses	$921,000	$318,000
Services and other	1,368,000	1,400,000

Total revenues	2,289,000	1,718,000

Cost of revenues:
Licenses	275,000	260,000
Services and other	566,000	983,000

Total cost of revenues	841,000	1,243,000

Gross profit	1,448,000	475,000

Operating expenses:
Research and development	351,000	624,000
Marketing and sales	626,000	1,251,000
General and administrative	408,000	435,000

	1,385,000	2,310,000

Income (loss) from operations	63,000	(1,835,000)
Interest and other income	—	3,000
Interest and other expense	(125,000)	(55,000)

Net loss	$(62,000)	$(1,887,000)

Basic and diluted net loss per common share	$(0.00)	$(0.06)

Shares used in computing basic and diluted net loss per common share	30,842,000	30,842,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended December 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(62,000)	$(1,887,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	123,000	251,000
Stock options issued to consultant for services	—	30,000
Changes in assets and liabilities, net of effect of dispositions:
Receivables, net	916,000	750,000
Other assets	432,000	(13,000)
Accounts payable	(259,000)	116,000
Accrued liabilities	(392,000)	(69,000)
Deferred revenue	(418,000)	(214,000)

Net cash provided by (used in) operating activities	340,000	(1,036,000)

Cash flows from investing activities:
Purchases of property and equipment	(30,000)	(14,000)

Net cash used in by investing activities	(30,000)	(14,000)

Cash flows from financing activities:
Proceeds from shareholder loan	—	1,650,000

Net cash provided by financing activities	—	1,650,000

Effect of exchange rate changes on cash	(5,000)	13,000

Net increase in cash and cash equivalents	305,000	613,000
Cash and cash equivalents at beginning of period	87,000	144,000

Cash and cash equivalents at end of period	$392,000	$757,000

Supplementary information:
Cash paid in period for interest	$1,400	$3,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

        The consolidated financial statements include the accounts of Altris Software, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated. In the first quarter of fiscal 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly Altris Software Limited). Spescom Ltd. UK is a wholly owned subsidiary of Spescom Ltd. ("Spescom"), which became the majority shareholder in the Company in April 2000 (See Note 2).

        The accompanying consolidated financial statements as of December 31, 2002 and for the three months ended December 31, 2002 and 2001 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

        The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

        Software license and third party product revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection is probable. In cases where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. For new software products where a historical record has not yet been demonstrated that acceptance is perfunctory, the Company defers recognition of revenue until acceptance has occurred. Annual maintenance revenues, which consist of ongoing support and product updates, are recognized on a straight-line basis over the term of the contract. Payments received in advance of performance of the related service for maintenance contracts are recorded as deferred revenue. Revenues from training and consulting services are recognized when the services are performed and adequate evidence of providing such services is available. Contract revenues for contracts or programs requiring specialized systems are recognized using the percentage-of-completion method of accounting, primarily based on contract labor hours incurred to date compared with total estimated labor hours at completion. Provisions for anticipated contract losses are recognized in the period they become known.

        Contracts are billed based on the terms of the contract. There are no retentions in billed contract receivables. Unbilled contract receivables relate to revenues earned but not billed at the end of the period. Billings in excess of costs incurred and related earnings are included in deferred revenue.

Foreign Currency Translation

        The financial statements of the foreign subsidiary are prepared in its local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. The effect of exchange rates resulted in currency translation loss and gain of ($48,000) and $13,000 for the periods ended December 31, 2002 and 2001, respectively. Foreign currency transaction gains and losses are included in net loss.

Note 2—Spescom Transaction and Related Parties

        Under a royalty arrangement, Spescom resells certain of the Company's software. For the three months ended December 31, 2002 and 2001, the Company recognized royalty revenue of $5,000 and $9,000, respectively. Spescom through its wholly-owned subsidiary, Spescom Ltd. U.K., provides certain administrative and accounting functions for the Company's United Kingdom operations. The Company is billed a monthly fee by Spescom for reimbursement of certain costs in the United Kingdom, including the office facilities; all accounting and human resources services; and certain corporate marketing activities. For the three months ended December 31, 2002 and 2001, the administrative fees totaled $151,000 and $211,000, respectively. At December 31, 2002 the Company had a payable to Spescom of $508,000 as compared to $495,000, at September 30, 2002. In the United States, the Company billed Spescom for certain marketing services totaling $14,000 and $13,000 for the three months ended December 31, 2002 and 2001, respectively.

        In 1999, as part of an agreement with Spescom, the lease for the United Kingdom office facility was to be assigned to Spescom; however, the landlord did not grant its consent to the assignment. Since 1999 Spescom has paid the lease for the entire office directly to the landlord. The lease expires in March 2006 and has an annual rent of $530,000. A portion of the office has been subleased to a third party tenant for an annual rent of $179,000. The sublease also expires March 2006; however, the tenant has an option to break the lease in February 2004. For the three months ended December 31, 2002 and 2001 the Company paid Spescom rent of $67,000 and $67,000, respectively, as part of the monthly administration fee.

Related party liabilities consist of the following:

	December 31, 2002	September 30, 2002
Related-Party Long-term liabilities:
Notes payable on demand—Spescom Ltd., U.K.	$1,712,000	$1,669,000
Note payable—Spescom Ltd., U.K.	2,029,000	1,980,000
Note payable—Spescom	1,251,000	1,232,000

	$4,992,000	$4,881,000

        At December 31, 2002, the Company had three demand notes payable to Spescom Ltd, U.K. for $400,000, $500,000 and $700,000, respectively, each bearing an annual interest rate of 10%. As of December 31, 2002 the balance owed on the notes was $1,712,000 including accrued interest. Interest expense on the notes for the three months ended December 31, 2002 and 2001 was $42,000 and $0 respectively. Spescom has agreed that the demand notes will not be called prior to April 1, 2004.

        At December 31, 2002, the Company owed Spescom Ltd. U.K. $2,029,000, including accumulated interest. The note bears interest at an interest rate of 10.0% per annum, with principal and interest payable at maturity, on October 15, 2003. Spescom has agreed to extend the maturity date on this note to April 1, 2004. Interest expense on this note totaled $50,000 and $46,000 for the three months ended December 31, 2002 and 2001, respectively.

        As of December 31, 2002, the Company had a note payable to Spescom for $1,251,000 including accrued interest. Interest on the outstanding note accrues at the rate of 10.0% per annum. Principal and all unpaid accrued interest is payable at maturity on October 15, 2003. Spescom has agreed to extend the maturity date on this note to April 1, 2004. Interest expense on this note totaled $28,000 and $10,000 for the three months ended December 31, 2002 and 2001, respectively.

        These notes payable are collateralized by a security interest in favor of both Spescom and Spescom Ltd. U.K. in respect of all of the Company's assets.

Note 3—Receivables

        Receivables consist of the following:

	December 31, 2002	September 30, 2002
	(Unaudited)
Billed receivables	$721,000	$1,615,000
Less: allowance for doubtful accounts	(141,000)	(156,000)

	$580,000	$1,459,000

Note 4—Reconciliation of Net Loss and Shares Used in Per Share Computations:

        Basic net income(loss) per common share is computed as net income(loss) divided by the weighted average number of common shares outstanding during the periods. Diluted net income(loss) per common share is computed as net income(loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the periods and assumes conversion into common stock at the beginning of each period of all outstanding shares of stock options and other common stock equivalents. Computations of basic and diluted loss per share do not give effect to individual potential common stock instruments for any period in which their inclusion would be anti-dilutive.

	For the three months ended December 31,
	2002	2001
Net income (loss) used in computing basic and diluted net income (loss) per share	$(62,000)	$(1,887,000)

Shares Used:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	30,842,000	30,842,000

        Employee stock options to acquire 54,000 and 8,000 shares of common stock were outstanding at December 31, 2002 and 2001, respectively, and were not included in the computation of diluted earnings per share because their effect was antidilutive.

Note 5—Segment and Geographic Information

        The Company has one business segment which consists of the development and sale of a suite of integrated document, configuration and records management software products.

        Revenues for the three months ended December 31, 2002 and 2001 by customer location are as follows:

	2002	2001
United States	$1,315,000	$834,000
Europe, primarily United Kingdom	951,000	844,000
Other International	23,000	40,000

	$2,289,000	$1,718,000

Note 6—Recent Accounting Pronouncements

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

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement 123". This Statement amends SFAS 123, "Accounting for Stock-Based compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-

based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are applicable for fiscal periods beginning after December 15, 2002.

        Management believes the adoption of statements 143, 144, 146 and 148 will not have a material effect on the financial statements.

Note 7—Comprehensive Loss

	For the three months ended December 31,
	2002	2001
Net loss	$(62,000)	$(1,887,000)
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	(48,000)	13,000

Comprehensive loss	$(110,000)	$(1,874,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

        The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto that appear elsewhere in this document.

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

Allowance for Doubtful Accounts

        The Company sells its products directly to end-users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. Management believes that no significant concentrations of credit risk existed at December 31, 2002 and September 30, 2002. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customers with collections issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, the Company records additional bad debt expense which could have a material adverse effect on our business, results of operations and financial condition for the periods in which such additional expense occurs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2001.

Revenues

        Revenues for the three months ended December 31, 2002 were $2,289,000 as compared to $1,718,000 for the three months ended December 31, 2001.

        For the three months ended December 31, 2002 revenues consisted of $921,000 (40%) in software licenses and $1,368,000 (60%) related to services and other revenue. This compares to software license revenues of $318,000 (19%) and services and other revenue of $1,400,000 (81%) for the three months ended December 31, 2001.

        Software license revenues increased $603,000 for the three-month period ended December 31, 2002 over the three months ended December 31, 2001. The increase is due to higher sales of the eB product as a result of customers expanding their existing software systems and software orders from new customers. Prior years sales were lower as a result of the economic slowdown in the United States of America caused by the September 11th terrorists attacks.

        Revenues generated from services decreased $32,000 for the three-month period ended December 31, 2002 over the three-month period ended December 31, 2001. Although software license revenue increased significantly, the Company experienced a decrease in services revenue because the software for expansion of existing customers requires substantially less services than the software for a new customer, which typically includes a design study, integration with other business systems and training.

        A small number of customers have typically accounted for a large percentage of the Company's revenues. One customer accounted for 27% of total revenues and another accounted for 12% of total revenues for the three months ended December 31, 2002 as compared to one customer that accounted for 15% of total revenue for the three months ended December 31, 2001. One consequence of this dependence has been that revenue can fluctuate significantly on a quarterly basis. The Company's reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Cost of Revenues

        Gross profit as a percentage of revenue was 63% and 28% for the three month periods ended December 31, 2002 and 2001, respectively. Gross profit consists of gross profit from licenses and gross profit from services and other. The increase in gross profit for the three months ended December 31, 2002 from the three months ended December 31, 2001 was due to the increase in software license revenue, which has a higher gross profit margin.

        Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. The total overall costs of license revenues decreased $43,000 due to an increase in third party software costs of $91,000 which was offset by a decrease in amortization of $134,000 as a result of the write-down in 2002 of capitalized costs associated with certain older software products. The gross profit percentage of license revenues improved to 76% for the three months ended December 31, 2002 from 18% for the three months ended December 31, 2001. The improvement is primarily due to an increase in sales of eB software combined with the decrease in amortization.

        Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance. Gross profit from services and other revenue as a percentage of services and other revenue was 54% and 30% for the three months ended December 31, 2002 and 2001, respectively. The improvement in the gross profit percentage from services and other revenue was due to the reduction in March 2002 of personnel and personnel-related costs of $197,000 and other costs of $220,000 relating primarily to third party maintenance, consultants and travel.

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

Operating Expenses

        Research and development expense for the three months ended December 31, 2002 was $351,000 as compared to $624,000 for the three-month period ended December 31, 2001. The decrease in research and development for the three months ended December 31, 2002 was primarily due to decreases in personnel and associated costs of $267,000 as a result of a reduction in personnel in March 2002. The reductions were implemented with a view to retaining the Company's core technological competencies and maintaining its abilities to continue to enhance its eB product suite.

        Marketing and sales expense for the three months ended December 31, 2002 was $626,000 as compared to $1,251,000 for the three months ended December 31, 2001. The decrease was primarily due to the reduction in marketing and sales personnel and associated costs of $421,000 that took place in March 2002. The remaining decrease was due to lower consultant and other sales related costs. Management believes that the reduced sales and marketing expenditures are more in line with current revenues.

        General and administrative expense was $408,000 for the three months ended December 31, 2002 as compared to $435,000 for the three-month period ended December 31, 2001. The decrease was due to the reduction in general and administrative personnel and their associated costs that took place in March 2002.

        Interest and other expense was $125,000 for the three months ended December 31, 2002 as compared to $55,000 for the three months ended December 31, 2001. The increase was due to additional interest expense on the Company's higher debt balances during 2002 as compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2002, the Company's cash and cash equivalents totaled $392,000 as compared to $87,000 at September 30, 2002, and its current ratio (current assets divided by current liabilities) was .26 to 1 at December 31, 2002.

        For the quarter ended December 31, 2002, cash provided by operating activities totaled $340,000, as compared with $1,036,000 of cash used by operating activities for the same period in 2001. The reversal was due in part to increased sales and collections combined with the cost reductions implemented in March 2002.

        The Company has received loans from Spescom and affiliates in the past to meet its obligations. Accrued interest for the three months ended December 31, 2002 increased the outstanding balance of these loans from Spescom from $4,881,000 on September 30, 2002 to $4,992,000 at December 31, 2002. Such loans are secured by all of the assets of the Company. See "Related Party Transactions" below.

        Although the Company in the past has received funding from Spescom for working capital purposes, Spescom is not obligated to provide additional loans. Spescom has stated that it intends to continue to support the Company's operations and depending on the merits of any situation that may arise in the future, Spescom will make its best efforts to provide further funding if necessary. However, if Spescom is otherwise able to provide additional loans on terms acceptable to the Company, the funding of such loans may be delayed or prevented by currency exchange regulations of the Republic of South Africa, under which Spescom is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company. Moreover, the terms on which any additional funding may be provided are not specified and may include interest rates, security arrangements or additional equity dilution that are not acceptable to the Company or that could be materially adverse to the Company.

        In March 2002, the Company implemented a plan to focus on core activities and substantially reduced costs in an effort to achieve a break-even level of cash flow in fiscal 2003. In the fourth quarter 2002, the Company was able to break-even on earnings before interest, taxes, depreciation and amortization (EBITDA) as compared to a loss of $(1,130,000) for the same period at 2001. In the first quarter 2003 the Company generated $186,000 of EBITDA in the first quarter 2003 as compared to a loss of $(1,584,000) for the same period in fiscal 2002 (see table below). Management believes that the cost reductions implemented in March 2002 have proven effective and will continue to enable the Company to achieve a cash flow break-even from on-going operations based on the projected level of revenues.

	For the three months ended December 31,
Calculation of EBITDA
	2002	2001
Net loss	$(62,000)	$(1,887,000)
Add back the following:
Interest and other, net	125,000	52,000
Depreciation and amortization	123,000	251,000

EBITDA	$186,000	$(1,584,000)

EBITDA per common share	$0.01	$(0.05)

Shares used in computing EBITDA	30,842,000	30,842,000

        Although the reductions in March 2002 reduced the Company's research and development, marketing and sales capabilities, management believes that the reduced levels of research and development, marketing and sales costs are consistent with the level of revenues currently being achieved. Moreover, the Company believes such reductions were implemented with a view to maximizing the Company's ability to continue to maintain and support its eB product suite, while at the same time pursuing opportunities for sales of new eB core systems to new customers. The Company's future liquidity will depend on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured. Failure to generate sufficient system sales to meet the Company's cash flow needs can be expected to have a material adverse effect on the Company's business, results of operations, and financial condition. The Company's financial position can be a factor in attracting new customers. In an effort to strengthen the Company's financial condition and provide capital for expanding marketing and sales capabilities, the Company has begun to seek additional equity or debt financing from third parties. There can be no assurance that additional financing will be available or that the terms of such financing will be acceptable to the Company. Based on the momentum created from the increase in customer orders in the fourth quarter of fiscal 2002 and orders to date in fiscal 2003, management believes that the Company's current cash and receivables, as well as additional cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital. However, there can be no assurance that the Company will be able to obtain sufficient orders to enable the Company to continue on a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Currency

        The Company's geographic markets are primarily in the United States and Europe, with sales in other parts of the world. In the three months ended December 31, 2002, revenue from the United States, Europe and other locations in the world were 57%, 42% and 1%, respectively. This compares to 48%, 47% and 5%, respectively for the same period in 2001. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company's revenues or results of operations. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company's business, operating results and financial condition.

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

RELATED PARTY TRANSACTIONS

        Under a royalty arrangement, Spescom resells certain of the Company's software. For the three months ended December 31, 2002 and 2001, the Company recognized royalty revenue of $5,000 and $9,000, respectively. Spescom through its wholly-owned subsidiary, Spescom Ltd. U.K., provides certain administrative and accounting functions for the Company's United Kingdom operations. The Company is billed a monthly fee by Spescom for reimbursement of certain costs in the United Kingdom, including the office facilities; all accounting and human resources services; and certain corporate marketing activities. For the three months ended December 31, 2002 and 2001, the administrative fees totaled $151,000 and $211,000, respectively. At December 31, 2002 the Company had a payable to Spescom of $508,000 as compared to $495,000, at September 30, 2002. In the United States, the Company billed Spescom for certain marketing services totaling $14,000 and $13,000 for the three months ended December 31, 2002 and 2001, respectively.

        In 1999, as part of an agreement with Spescom, the lease for the United Kingdom office facility was to be assigned to Spescom; however, the landlord did not grant its consent to the assignment. Since 1999 Spescom has paid the lease for the entire office directly to the landlord. The lease expires in March 2006 and has an annual rent of $530,000. A portion of the office has been subleased to a third party tenant for an annual rent of $179,000. The sublease also expires March 2006; however, the tenant has an option to break the lease in February 2004. For the three months ended December 31, 2002 and 2001 the Company paid Spescom rent of $67,000 and $67,000, respectively, as part of the monthly administration fee.

Related party liabilities consist of the following:

	December 31, 2002	September 30, 2002
Related-Party Long-term liabilities:
Notes payable on demand—Spescom Ltd., U.K.	$1,712,000	$1,669,000
Note payable—Spescom Ltd., U.K.	2,029,000	1,980,000
Note payable—Spescom	1,251,000	1,232,000

	$4,992,000	$4,881,000

        At December 31, 2002, the Company had three demand notes payable to Spescom Ltd, U.K. for $400,000, $500,000 and $700,000, respectively, each bearing an annual interest rate of 10%. As of December 31, 2002 the balance owed on the notes was $1,712,000 including accrued interest. Interest expense on the notes for the three months ended December 31, 2002 and 2001 was $42,000 and $0 respectively. Spescom has agreed that the demand notes will not be called prior to April 1, 2004.

        At December 31, 2002, the Company owed Spescom Ltd. U.K. $2,029,000, including accumulated interest. The note bears interest at an interest rate of 10.0% per annum, with principal and interest payable at maturity, on October 15, 2003. Spescom has agreed to extend the maturity date on this note to April 1, 2004. Interest expense on this note totaled $50,000 and $46,000 for the three months ended December 31, 2002 and 2001, respectively.

        As of December 31, 2002, the Company had a note payable to Spescom for $1,251,000 including accrued interest. Interest on the outstanding note accrues at the rate of 10.0% per annum. Principal and all unpaid accrued interest is payable at maturity on October 15, 2003. Spescom has agreed to extend the maturity date on this note to April 1, 2004. Interest expense on this note totaled $28,000 and $10,000 for the three months ended December 31, 2002 and 2001, respectively.

        These notes payable are collateralized by a security interest in favor of both Spescom and Spescom Ltd. U.K. in respect of all of the Company's assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Rate Risk

        The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company's investments include money market accounts, as of December 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, we have concluded that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC's rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

Item 1—Legal Proceedings

        The Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or results of operations.

Item 4—Submission of Matters to a Vote of Security Holders

        None

Item 6—Exhibits and Reports on Form 8-K:

(a)		Exhibits
3.1	*	Registrant's Articles of Incorporation, as amended.
3.2	*	Registrant's Bylaws, as amended.
10.1	(1)	Lease between The Irvine Company and Altris Software, Inc., dated February 25, 2001.
10.2	(2)	10.0% promissory note due October 15, 2003 in principal amount of $1,235,076 issued by Altris Software, Inc. to Spescom Ltd. South Africa on February 15, 2002.
10.3	(3)	10.0% promissory note due October 15, 2003 in principal amount of $1,810,383 issued by Altris Software, Inc. to Spescom Ltd., a United Kingdom corporation, on February 15, 2002.
10.4	(4)
		Security agreement between Altris Software, Inc. and Spescom Limited, a United Kingdom corporation and Spescom Limited, a South African corporation and collectively with Spescom UK dated February 15, 2002.
10.5	(5)	10% promissory note due upon demand in principal amount of $400,000 issued by Altris Software, Inc. to Spescom Ltd., a United Kingdom corporation, on March 15, 2002.
10.6	(6)	Security agreement dated March 15, 2002 between Altris Software, Inc., a California corporation and Spescom Ltd., a United Kingdom corporation.
10.7	(7)	Pledge agreement executed March 15, 2002 by and between Altris Software, Inc., a California corporation, Spescom Ltd., a United Kingdom corporation, and Solomon Ward Seidenwurm & Smith, LLP.
10.8	(8)	10.0% promissory note due upon demand in principal amount of $500,000 issued by Altris Software, Inc. to Spescom Ltd., a United Kingdom corporation, on April 19, 2002.
10.9	(9)	10.0% promissory note due upon demand in principal amount of $700,000 issued by Altris Software, Inc. to Spescom Ltd., a United Kingdom corporation, on May 31, 2002.
(b)		Reports on Form 8-K.
		No Reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(1)
Incorporated by reference to Exhibit 10.27 to the Form 10-K filed on November 23, 2001.
(2)
Incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on May 15, 2002.
(3)
Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.
(4)
Incorporated by reference to Exhibit 10.30 to the Form 10-Q filed on May 15, 2002.
(5)
Incorporated by reference to Exhibit 10.31 to the Form 10-Q filed on May 15, 2002.
(6)
Incorporated by reference to Exhibit 10.32 to the Form 10-Q filed on May 15, 2002.
(7)
Incorporated by reference to Exhibit 10.33 to the Form 10-Q filed on May 15, 2002.
(8)
Incorporated by reference to Exhibit 10.34 to the Form 10-Q filed on August 14, 2002.
(9)
Incorporated by reference to Exhibit 10.35 to the Form 10-Q filed on August 14, 2002.
*
Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ Carl Mostert Carl Mostert	Director and Chief Executive Officer (Principal Executive Officer)	February 13, 2003
/s/ John W. Low John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 13, 2003

CERTIFICATIONS

I, Carl Mostert, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Altris Software, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 13, 2003
/s/ Carl Mostert Carl Mostert Chief Executive Officer

I, John Low, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Altris Software, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 13, 2003
/s/ John Low John Low Chief Financial Officer

QuickLinks

ALTRIS SOFTWARE, INC. INDEX
ALTRIS SOFTWARE, INC. CONSOLIDATED BALANCE SHEETS
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ALTRIS SOFTWARE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  ALTRIS SOFTWARE, INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
SIGNATURES