Form 10-Q
period 2003-03-31
ALTRIS SOFTWARE INC
filed 2003-05-15
CIK 813747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-15935

ALTRIS SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3634089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9339 CARROLL PARK DRIVE, SAN DIEGO, CA 92121
(Address of principal executive offices and zip code)

(858) 625-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       ☒              NO     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES       ☐              NO     ☒

Number of shares of Common Stock outstanding at April 13, 2003:  30,890,278

Number of Sequentially Numbered Pages: 27

ALTRIS SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALTRIS SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205,000	$87,000
Receivables, net	1,162,000	1,459,000
Other current assets	140,000	244,000
Total current assets	1,507,000	1,790,000

Property and equipment, net	201,000	215,000
Computer software, net	230,000	420,000
Other assets	94,000	83,000
Total assets	$2,032,000	$2,508,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$502,000	$802,000
Payable to shareholder - Spescom	499,000	495,000
Accrued liabilities	996,000	1,294,000
Deferred revenue	2,528,000	2,171,000
Total current liabilities	4,525,000	4,762,000

Notes payable and accrued interest to shareholder - Spescom	5,105,000	4,881,000
Lease obligation	—	10,000
Total liabilities	9,630,000	9,653,000

Shareholders’ deficit:
Common stock, no par value, 40,000,000 shares authorized; 30,890,278 and 30,841,590 issued and outstanding in 2003 and 2002	74,470,000	74,465,000
Common stock warrants	133,000	133,000
Accumulated other comprehensive loss	(174,000)	(156,000)
Accumulated deficit	(82,027,000)	(81,587,000)
Total shareholders’ deficit	(7,598,000)	(7,145,000)

Total liabilities and shareholders’ deficit	$2, 032,000	$2,508,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2003	2002	2003	2002
Revenues:
Licenses	$367,000	$329,000	$1,288,000	$647,000
Services and other	1,448,000	1,238,000	2,816,000	2,638,000
Total revenues	1,815,000	1,567,000	4,104,000	3,285,000

Cost of revenues:
Licenses	125,000	349,000	400,000	609,000
Services and other	500,000	879,000	1,094,000	1,862,000
Total cost of revenues	625,000	1,228,000	1,494,000	2,471,000

Gross profit	1,190,000	339,000	2,610,000	814,000

Operating expenses:
Research and development	414,000	569,000	737,000	1,193,000
Marketing and sales	657,000	1,087,000	1,283,000	2,338,000
General and administrative	363,000	677,000	771,000	1,112,000
	1,434,000	2,333,000	2,791,000	4,643,000

Loss from operations	(244,000)	(1,994,000)	(181,000)	(3,829,000)

Interest and other income	—	2,000	—	5,000
Interest and other expense	(134,000)	(85,000)	(259,000)	(140,000)
Net loss	$(378,000)	$(2,077,000)	$(440,000)	$(3,964,000)

Basic and diluted net loss per common share	$(0.01)	$(0.07)	$(0.01)	$(0.13)

Shares used in computing basic and diluted net loss per common share	30,847,000	30,842,000	30,844,000	30,842,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(440,000)	$(3,964,000)
Adjustments to reconcile net loss to net cash provided by (used in) operatingactivities:
Depreciation and amortization	235,000	547,000
Unpaid interest to Spescom	224,000	130,000
Stock options issued to consultant	—	30,000
Changes in assets and liabilities, net :
Receivables, net	317,000	577,000
Other assets	178,000	540,000
Accounts payable	(310,000)	135,000
Accrued liabilities	(401,000)	(648,000)
Deferred revenue	344,000	409,000
Net cash provided by (used in) operating activities	147,000	(2,244,000)

Cash flows from investing activities:
Purchases of property and equipment	(27,000)	(30,000)
Purchases of software	(4,000)	(50,000)
Net cash used in investing activities	(31,000)	(80,000)

Cash flows from financing activities:
Proceeds from shareholder loan	—	2,182,000
Proceeds from exercise of stock options	5,000	—
Net cash provided by financing activities	5,000	2,182,000

Effect of exchange rate changes on cash	(3,000)	5,000

Net increase (decrease) in cash and cash equivalents	118,000	(137,000)

Cash and cash equivalents at beginning of period	87,000	144,000

Cash and cash equivalents at end of period	$205,000	$7,000

Supplementary cash flow information: Cash paid for interest	$1,000	$4,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Altris Software, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated. In the first quarter of fiscal 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly Altris Software Limited). Spescom Ltd. UK is a wholly owned subsidiary of Spescom Ltd. (“Spescom”), which became the majority shareholder in the Company in April 2000 (See Note 2).

The accompanying consolidated financial statements as of March 31, 2003 and for the three and six months ended March 31, 2003 and 2002 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operation and cash flows for the periods presented.

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.  It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

Company Operations

In March 2002, the Company implemented a plan to focus on core activities and substantially reduce costs in an effort to achieve a break-even level of cash flow in fiscal 2003.  Although the reductions in March 2002 reduced the Company’s research and development, marketing and sales capabilities, management believes that the reduced levels of research and development, marketing and sales costs are consistent with the level of revenues currently being achieved. Moreover, the Company believes such reductions were implemented with a view to maximizing the Company’s ability to continue to maintain and support its eB product suite, while at the same time pursuing opportunities for sales of new eB core systems to new customers.

The Company in the past has received funding from Spescom for working capital purposes. However, Spescom is not obligated to provide additional loans.  Spescom has stated that it intends to continue to support the Company’s operations and depending on the merits of any situation that may arise in the future, Spescom will make its best efforts to provide further funding if necessary. The terms on which any additional funding may be provided are not specified and may include interest rates, security arrangements or additional equity dilution that are not acceptable to the Company or that could be materially adverse to the Company.

Revenue Recognition

The Company enters into contractual arrangements with end-users that may include licensing of the Company’s software products, product support and maintenance services, consulting services or various combinations thereof, including the sale of such products or services separately.  The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”)  No. 101.

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

Foreign Currency Translation

The financial statements of the U.K. foreign subsidiary are prepared in its local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheets and a weighted-average rate for the period on the statement of operations. The effect of exchange rates resulted in currency translation gains of $174,000 and $156,000 as of March 31, 2003 and September 30, 2002, respectively. Foreign currency transaction gains and losses are included in net loss.

Common Stock Options

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  Under the 1996 Plan, the maximum number of shares of Common Stock to be issued were 2,425,000.  As of March 31, 2003, options to purchase 1,830,750 shares are outstanding and 385,087 options are available for grant.

The option vesting period under the plan is determined by the Board of Directors or a Stock Option Committee and usually provides that 25% of the options granted can be exercised 90 days from the date of grant, and thereafter, those options become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the date of grant. Options granted are generally due to expire upon the sooner of ten years from date of grant, thirty days after termination of services other than by reason of convenience of the Company, three months after disability, or one year after the date of the option holder’s death. The option exercise price is generally equal to the fair market value of the common stock on the date of grant.  Options granted to employees under the 1996 Plan may be either incentive stock options or nonqualified options. Only nonqualified options may be granted to nonemployee directors.

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plan.  Effective March 31, 2003, the Company has adopted Statement of Financial Accounting Standards (“SFAS”) 148 “Accounting for Stock Based Compensation Transition and Disclosure” that supercedes SFAS 123, “Accounting for Stock Based Compensation.”  SFAS 148 requires proforma disclosure of net income and net income per share as if the fair value based method of accounting for stock-based awards has been applied to both employee and non-employee option grants.  It also requires disclosure of options status quarterly.  No compensation cost was recognized for employee stock option grants during 2003 and 2002 based upon the intrinsic value method, which were fixed in nature, as the options were granted at fair market value. Had compensation costs for the Company’s stock-based compensation grants been determined based on the fair value at the grant dates for awards under the Company’s stock-based compensation plans consistent with the fair value method of Financial Accounting Standards Board Statement No. 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	For the three months ended March 31,		For the six months ended March 31,
	2003	2002	2003	2002
Net loss used in computing net loss per share
As reported	$(378,000)	$(2,077,000)	$(440,000)	$(3,964,000)
Pro forma	$(401,000)	$(2,121,000)	$(491,000)	$(4,108,000)

Basic and diluted net loss per share
As reported	$(0.01)	$(0.07)	$(0.01)	$(0.13)
Pro forma	$(0.01)	$(0.07)	$(0.02)	$(0.13)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	For the three months ended March 31,		For the six months ended March 31,
	2003	2002	2003	2002
Dividend Yield	0%	0%	0%	0%
Expected Volatility	238%	239%	312%	239%
Risk free interest rate	4.90	4.90	4.90	4.90
Expected lives (years)	5	5	5	5

Note 2 – Spescom Transaction and Related Parties

Under a royalty arrangement, Spescom resells certain of the Company’s software.  For the three and six month periods ended March 31, 2003, the Company recognized royalty revenue of $5,000 and $10,000 compared to $2,000 and $14,000 for the three and six month periods ended March 31, 2002, arising from this arrangement.  Spescom, through its wholly-owned subsidiary, Spescom Ltd. U.K., provides certain administrative and accounting functions for the Company’s United Kingdom operations.  The Company is billed a monthly fee by Spescom for reimbursement of certain costs in the United Kingdom, including the office facilities (including rental expense as described below); all accounting and human resources services; and certain corporate marketing activities.  For the three and six month periods ended March 31, 2003, the administrative fees totaled $154,000 and $305,000 compared to $137,000 and $276,000 for the three and six month periods ended March 31, 2002.  At March 31, 2003, the Company had a payable to Spescom of $499,000 as compared to $495,000, at September 30, 2002.  In the United States, for the three and six month periods ended March 31, 2003, the Company billed Spescom for certain marketing services totaling $13,000 and $27,000 compared to $13,000 and $26,000 for the three and six months ended March 31, 2002.

In 1999, as part of an agreement with Spescom, the lease for the United Kingdom office facility was to be assigned to Spescom; however, the landlord did not grant its consent to the assignment.  Since 1999 Spescom has paid the rent under the lease for the entire office directly to the landlord and the Company reimburses Spescom for the entire payment.  The lease expires in March 2006 and has an annual rent of $530,000.  A portion of the office has been subleased to a third party tenant for an annual rent of $179,000.  The sublease also expires March 2006; however, the tenant has an option to terminate the lease in February 2004.  For the three and six month periods ended March 31, 2003 the Company paid Spescom rent of $69,000 and $136,000 compared to $66,000 and $133,000 for the three and six month periods ended March 31, 2002, as part of the monthly administration fee.

Related party liabilities consist of the following:

	March 31, 2003	September 30, 2002
Long-term Note Including Accrued Interest Payable to Shareholder:

Notes payable on demand—Spescom Ltd., U.K.	$1,752,000	$1,669,000
Note payable —Spescom Ltd., U.K.	2,080,000	1,980,000
Note payable —Spescom	1,273,000	1,232,000

	$5,105,000	$4,881,000

At March 31, 2003, the Company had three demand notes payable to Spescom Ltd, U.K. for $400,000, $500,000 and $700,000, respectively, each bearing an annual interest rate of 10%.  As of March 31, 2003, the balance owed on the notes was $1,752,000 including accrued interest.  Interest expense, accrued but unpaid on the notes for the three and six-month periods ended March 31, 2003 was $42,000 and $84,000 compared to $1,000 and $1,000 for the three and six month periods ended March 31, 2002.  Spescom has agreed that the demand notes will not be called prior to April 1, 2004.

At March 31, 2003, pursuant to a promissory note, the Company owed Spescom Ltd. U.K. $2,080,000, including accrued interest.  The note bears interest at an interest rate of 10.0% per annum, with principal and interest payable at maturity, on October 15, 2003.  Spescom extended the maturity date on this note to April 1, 2004.  Interest expense, accrued but unpaid on this note for the three and six-month periods ended March 31, 2003 was $51,000 and $101,000 compared to $46,000 and $92,000 for the three and six month periods ended March 31, 2002.

As of March 31, 2003, the Company had a note payable to Spescom for $1,273,000 including accrued interest.  Interest on the outstanding note accrues at the rate of 10% per annum.  Principal and all unpaid accrued interest is payable at maturity on October 15, 2003. Spescom extended the maturity date on this note to April 1, 2004.  Interest expense, accrued but unpaid on this note for the three and six month periods ended March 31, 2003 totaled $31,000 and $60,000 compared to $28,000 and $60,000 for the three and six-month periods ended March 31, 2002.

These notes payable are collateralized by a security interest in favor of both Spescom and Spescom Ltd., U.K. in respect of all of the Company’s assets.

Note 3 - Receivable

Receivables consist of the following:

	March 31, 2003	September 30, 2002
	(Unaudited)

Gross receivables	$1,301,000	$1,615,000
Less allowance for doubtful accounts	(139,000)	(156,000)
	$1,162,000	$1,459,000

Note 4 - Reconciliation of Net Loss and Shares Used in Per Share Computations

Basic net income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the periods and assumes conversion into common stock at the beginning of each period of potentially dilutive securities (including convertible preferred stock, options and warrants).  Computations of basic and diluted earnings (loss) per share do not give effect to individual potential common stock instruments for any period in which their inclusion would be anti-dilutive.

	For the three months ended March 31,		For the six months ended March 31,
	2003	2002	2003	2002
Net loss	$(378,000)	$(2,077,000)	$(440,000)	$(3,964,000)
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	30,847,000	30,842,000	30,844,000	30,842,000

Employee stock options to acquire 1,830,750 and 1,705,750 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, and were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

Note 5 - Segment and Geographic Information

The Company has one business segment which consists of the development and sale of a suite of client/server document management software products.

Revenues for the three and six month periods ended March 31, 2003 and 2002 by customer location are as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2003	2002	2003	2002

United States	$929,000	$875,000	$2,243,000	$1,708,000
Europe, primarily United Kingdom	823,000	564,000	1,774,000	1,406,000
Other International	63,000	128,000	87,000	171,000
	$1,815,000	$1,567,000	$4,104,000	$3,285,000

Note 6 - Recent Accounting Pronouncements

During August 2001, the the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for fiscal years beginning after April 1, 2002.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We did not have any debt extinguishments as of December 31, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No.146”), which provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under SFAS 146, a liability for a cost associated with an exit or disposal activity should be recognized and measured initially at its fair value in the period in which the liability is incurred.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. Statement 147 will impact future acquisitions of financial institutions and also provides transitional guidance for companies that had accounted for previous acquisitions in accordance with FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement 123”. This Statement amends SFAS 123, “Accounting for Stock-Based compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are applicable for fiscal periods beginning after December 15, 2002.

In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s disclosure of guarantees is included in Note 9 of the Notes to Financial Statements. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

Management believes the adoption of statements 143, 144, 145, 146 and 147 will not have a material effect on the financial statements.  The adoption of statement 148 and interpretation 46 resulted in disclosure of stock options outstanding and the proforma impact on net loss and net loss per share had compensation cost for the Company’s stock-based compensation been recorded.

Note 7 - Comprehensive Income

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002

Net loss	$(378,000)	$(2,077,000)	$(440,000)	$(3,964,000)
Other comprehensive income (loss):
Foreign currency translation gain adjustments	30,000	20,000	(18,000)	33,000
Comprehensive loss	$(348,000)	$(2,057,000)	$(458,000)	$(3,931,000)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When used in the following discussion, the words “believes,” “anticipates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto that appear elsewhere in this document.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

The Company enters into contractual arrangements with end-users that may include licensing of the Company’s software products, product support and maintenance services, consulting services or various combinations thereof, including the sale of such products or services separately.  The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”)  No. 101.

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

•                                          Discounts given for each element of a contract

•                                          Any commitments made as to installation or implementation “go live” dates

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer.  Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards.  Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse effect on the Company’s current and future operating results.

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. Management believes that no significant concentrations of credit risk existed at March 31, 2003 and September 30, 2002. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customers with collections issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, the Company records additional bad debt expense which could have a material adverse effect on our business, results of operations and financial condition for the periods in which such additional expense occurs.

Capitalized Software Development Costs

Software development costs incurred subsequent to the determination of technological feasibility and marketability of a software product are capitalized. Amortization of capitalized software development costs commences when the products are available for general release. Amortization is determined on a product by product basis using the greater of a ratio of current product revenues to projected current and future product revenues or an amount calculated using the straight-line method over the estimated economic life of the product, which is generally three to five years. In addition to in-house software development costs, the Company purchases certain software from third-party software providers and capitalizes such costs in software development costs. The Company continually evaluates the recoverability based on the present value of future cash flows of its capitalized software development costs and considers any events or changes in circumstances that would indicate that the carrying amount of an asset may not be recoverable. Any material changes in circumstances, such as a large decrease in revenues or the discontinuation of a particular product line could require future write-downs in the Company’s capitalized software development costs and could have a material adverse impact on our operating results for the periods in which such write-downs occur.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

Revenues

Revenues increased 248,000 (16%) from 1,567,000 for the three months ended March 31, 2002 to $1,815,000 for the three months ended March 31, 2003.

For the three months ended March 31, 2003 revenues consisted of $367,000 (20%) in software licenses and $1,448,000 (80%) related to services and other revenue. This compares to software license revenues of $329,000 (21%) and services and other revenue of $1,238,000 (79%) for the three months ended March 31, 2002.

Software license revenues increased $38,000 for the three month period ended March 31, 2003 over the three months ended March 31, 2002.  The increase is due to higher sales of the eB product as a result of customers expanding their existing software systems and software orders from new customers.  Prior years sales were lower as a result of the recent economic slowdown in the United States of America.

 Revenues generated from services increased $210,000 for the three monththree month period ended March 31, 2003 over the three monththree month period ended March 31, 2002.  The increase is due to sales to several new customers which require more services that typically include a design study, integration with other business systems, and training.

Cost of Revenues

Gross profit consists of gross profit from licenses and gross profit from services and other revenues. Gross profit as a percentage of revenue was 66% for the three month period ended March 31, 2003 compared to a gross profit percentage of 22% for the three monththree month period ended March 31, 2002. The increase in gross profit percentage was due to a reduction in the cost of sales in both license and service sales and software impairment write downs recorded in the fourth quarter of fiscal 2002.

Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. The total overall costs of license revenues decreased $224,000 due to a decrease in third party software costs of $84,000 and in amortization of $140,000 as a result of the write-down in 2002 of capitalized costs associated with certain older software products.  The decrease in costs resulted in an improvement in gross profit percentage of license revenues to 66% for the three-month period ended March 31, 2003 as compared to (6%) for the same period ended March 31, 2002.

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance.  The total overall costs of services and other revenues decreased $379,000.  Gross profit from services and other revenue as a percentage of services and other revenue improved to 65% for the three month period ended March 31, 2003 compared to 29% for the three month period ended March 31, 2002. The decrease in cost of services and other revenue and resultant improvement in the gross profit percentage from services and other revenue was due to the savings effect of personnel reductions carried out in March 2002 totaling $289,000 and other reductions in costs of $5,000 primarily to other third party costs including maintenance, consultants and travel.

The Company’s software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace for such third party products.  Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware.

Operating Expenses

Research and development expense for the three-month period ended March 31, 2003 was $414,000 as compared to $569,000 for the three month period ended March 31, 2002. The decrease in research and development for the three month period ended March 31, 2003 was primarily due to decreases in personnel and associated costs of approximately $155,000 as a result of a reduction in personnel in March 2002.  The reductions were implemented with a view to retaining the Company’s core technological competencies and maintaining its abilities to continue to enhance its eB product suite.

Marketing and sales expense for the three month period ended March 31, 2003 was $657,000 as compared to $1,087,000 for the three month period ended March 31, 2002. The decrease was primarily due to the reduction in marketing and sales personnel and associated costs of $314,000 as a result of a reduction in personnel in March 2002.  The remaining decrease was due to lower consultant and other sales related costs. Management believes that the reduced sales and marketing expenditures are more in line with current revenues.

General and administrative expense was $363,000 for the three month period ended March 31, 2003 as compared to $677,000 for the three month period ended March 31, 2002. The decrease was primarily due to the reduction in general and administrative personnel and their associated costs of $272,000 as a result of a reduction in personnel in March 2002.

Interest and other expense was $134,000 for the three month period ended March 31, 2003 as compared to $85,000 for the three month period ended March 31, 2002.  The increase was due to additional interest expense on the Company’s higher debt balances during 2003 as compared to 2002.

Comparison of Results for the Six Months Ended March 31, 2003 to the Six Months Ended March 31, 2002

Revenues

Revenues increased $819,000 (25%) from $3,285,000 for the six month period ended March 31, 2002 to $4,104,000 for the six month period ended March 31, 2003.

For the six months ended March 31, 2003 revenues consisted of $1,288,000 (31%) in software licenses and $2,816,000 (69%) related to services and other revenue. This compares to software license revenues of $647,000 (20%) and services and other revenue of $2,638,000 (80%) for the six month period ended March 31, 2002.

Software license revenues increased $641,000 for the six month period ended March 31, 2003 compared to the six month period ended March 31, 2002. The increase is due to higher sales of the eB product as a result of customers expanding their existing software systems and software orders from new customers.  Prior years sales were lower as a result of the recent economic slowdown in the United States of America.

Revenues generated from services increased $178,000 for the six-month period ended March 31, 2003 over the six-month period ended March 31, 2002. The increase is due to sales to several new customers which require more services that typically include a design study, integration with other business systems and training.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenue. One customer accounted for 24% of total revenue for the six months ended March 31, 2003 as compared to one customer that accounted for 17% of total revenue for the six-month period ended March 31, 2002.  One consequence of this concentration in customers has been that revenue can fluctuate significantly on a quarterly basis.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Cost of Revenues

Gross profit consists of gross profit from licenses and gross profit from services and other. Gross profit as a percentage of revenue was 64% for the six-month period ended March 31, 2003 compared to a gross profit percentages of 25% for the six-month period ended March 31, 2002. The increase in gross profit percentage was due to the increase in software license revenue, which has a higher gross profit margin and a reduction in the cost of sales in both license and service sales and software impairment write-downs recorded in the fourth quarter of fiscal 2002.

Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. The total overall costs of license revenues decreased $209,000 due to a decrease in amortization of $274,000 as a result of the write-down in 2002 of capitalized costs associated with certain older software products.  The decrease was partially offset by an increase in third-party software costs during the Company’s first quarter of fiscal 2003. The overall decrease in cost of license revenues resulted in an improvement in gross profit percentage of license revenues to 69% for the six month period ended March 31, 2003 as compared to 6% for the same period ended March 31, 2002.

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance.  The total overall costs of services and other revenues decreased $768,000.  Gross profit from services and other revenue as a percentage of services and other revenue improved to 61% for the six month period ended March 31, 2003 compared to 29% for the six month period ended March 31, 2002. The decrease in cost of services and other revenue and the improvement in the gross profit percentage from services and other revenue was due to the savings effect of personnel reductions in March 2002 totaling $486,000 and other costs of $282,000 relating primarily to other third party costs, including maintenance, consultants and travel.

Operating Expenses

Research and development expense for the six-month period ended March 31, 2003 was $737,000 as compared to $1,193,000 for the six-month period ended March 31, 2002. The decreases in research and development expenses for the six-month period ended March 31, 2003 was primarily due to the reduction of personnel and associated costs of $456,000 as a result of personnel reductions in March 2002.  The reductions were implemented with a view to retaining the Company’s core technological competencies and maintaining its abilities to continue to enhance its eB product suite.

Marketing and sales expense for the six-month period was $1,283,000 as compared to $2,238,000 for the six-month period ended March 31, 2002. The decrease was primarily due to the reduction of marketing and sales personnel and associated costs of $751,000 as a result of personnel reductions in March 2002 and other reductions in costs of $304,000 relating primarily to travel and consultants.  Management believes that the reduced sales and marketing expenditures are more in line with current revenues.

General and administrative expense was $771,000 for the six-month period ended March 31, 2003 as compared to $1,112,000 for the six-month period ended March 31, 2002. The decrease was primarily due to the reduction in general and administrative personnel and their associated costs of $272,000 as a result of personnel reductions in March 2002.

Interest and other expense was $259,000 for the six-month period ended March 31, 2003 as compared to $140,000 for the six-month period ended March 31, 2002.  The increase was due to additional interest expense on the Company’s higher debt balances during 2003 as compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company’s cash and cash equivalents totaled $205,000 as compared to $87,000 at September 30, 2002, and its current ratio (current assets divided by current liabilities) was .33 to 1 at March 31, 2003.

For the quarter ended March 31, 2003, cash provided by operating activities totaled $147,000, as compared to cash used by operating activities of $2,244,000 for the same period in 2002. The reversal was due in part to increased sales and collections combined with the cost reductions implemented in March 2002.

The Company has received loans from Spescom and affiliates in the past to meet its obligations. Accrued interest for the six months ended March 31, 2003 increased the outstanding balance of these loans from Spescom from $4,881,000 on September 30, 2002 to $5,105,000 at March 31, 2003. Such loans are secured by all of the assets of the Company. See “Related Party Transactions” below.

Although the Company in the past has received funding from Spescom for working capital purposes, Spescom is not obligated to provide additional loans.  Spescom has stated that it intends to continue to support the Company’s operations and depending on the merits of any situation that may arise in the future, Spescom will make its best efforts to provide further funding if necessary. However, if Spescom is otherwise able to provide additional loans on terms acceptable to the Company, the funding of such loans may be delayed or prevented by currency exchange regulations of the Republic of South Africa, under which Spescom is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company. Moreover, the terms on which any additional funding may be provided are not specified and may include interest rates, security arrangements or additional equity dilution that are not acceptable to the Company or that could be materially adverse to the Company.

In March 2002, the Company implemented a plan to focus on core activities and to substantially reduce costs in an effort to achieve a break-even level of cash flow in fiscal 2003.  For the three month period ended March 31, 2003 the Company had a ($132,000) loss of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) compared to a loss of $(1,694,000) for the same period in fiscal 2002 (see table below).  The improvement in EBITDA was due to the cost reductions implemented in March 2002 and increased sales from the prior year.  For the six months ended March 31, 2003 the Company generated $54,000 of EBITDA compared to a loss of ($3,272,000) for the same period in fiscal 2002 (see table below).  Management believes that the cost reductions implemented in March 2002 have proven effective and will continue to enable the Company to achieve a cash flow break-even from on-going operations based on the projected level of revenues.

	For the three months ended March 31,		For the six months ended March 31,
Calculation of EBITDA	2003	2002	2003	2002
Net Loss	$(378,000)	$(2,077,000)	$(440,000)	$(3,964,000)
Add back the following:
Interest and other, net	134,000	87,000	259,000	135,000
Depreciation and amortization	112,000	296,000	235,000	547,000

EBITDA	$(132,000)	$(1,694,000)	$54,000	$(3,282,000)

EBITDA per common share	$(0.00)	$(0.05)	$0.00	$(0.11)

Shares used in computing EBITDA	30,847,000	30,842,000	30,844,000	30,842,000

Although the personnel reductions in March 2002 reduced the Company’s research and development, marketing and sales capabilities, management believes that the reduced levels of research and development, marketing and sales costs are consistent with the level of revenues currently being achieved. Moreover, the Company believes such reductions were implemented with a view to maximizing the Company’s ability to continue to maintain and support its eB product suite, while at the same time pursuing opportunities for sales of new eB core systems to new customers. The Company’s future liquidity depends on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured. Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  The Company’s financial position can be a factor in attracting new customers.  In an effort to strengthen the Company’s financial condition and provide capital for expanding marketing and sales capabilities, the Company is seeking additional equity or debt financing from third parties.  There can be no assurance that additional financing will be available or that the terms of such financing will be acceptable to the Company.  Based on the momentum created from the increase in customer orders in the fourth quarter of fiscal 2002 and orders to date in fiscal 2003, the Company believes that its current cash and receivables, as well as additional cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital. However, the Company may not be able to obtain sufficient orders to enable the Company to continue on a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.

Net Operating Loss Tax Carryforwards

The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of earnings, possible limitations on the use of net operating loss (NOL) carryforwards, and the expiration of certain of the net operating loss carryforwards which gives rise to uncertainty as to whether the net deferred tax asset is realizable.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Currency

The Company’s geographic markets are primarily in the United States and Europe, with sales in other parts of the world.  In the six months ended March 31, 2003, revenue from the United States, Europe and other locations in the world were 52%, 45% and 3%, respectively.  This compares to 52%, 43% and 5%, respectively for the same period in 2002.  The European currencies have been relatively stable against the U.S. dollar for the past several years.  As a result, foreign currency fluctuations have not had a significant impact on the Company’s revenues or results of operations.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future.  Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results and financial condition.

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

RELATED PARTY TRANSACTIONS

Under a royalty arrangement, Spescom resells certain of the Company’s software.  For the three and six month periods ended March 31, 2003, the Company recognized royalty revenue of $5,000 and $10,000 compared to $2,000 and $14,000 for the three and six month periods ended March 31, 2002, arising from this arrangement.  Spescom, through its wholly-owned subsidiary, Spescom Ltd. U.K., provides certain administrative and accounting functions for the Company’s United Kingdom operations.  The Company is billed a monthly fee by Spescom for reimbursement of certain costs in the United Kingdom, including the office facilities (including rental expense as described below); all accounting and human resources services; and certain corporate marketing activities.  For the three and six month periods ended March 31, 2003, the administrative fees totaled $154,000 and $305,000 compared to $137,000 and $276,000 for the three and six month periods ended March 31, 2002.  At March 31, 2003, the Company had a payable to Spescom of $499,000 as compared to $495,000, at September 30, 2002.  In the United States, for the three and six month periods ended March 31, 2003, the Company billed Spescom for certain marketing services totaling $13,000 and $27,000 compared to $13,000 and $26,000 for the three and six months ended March 31, 2002.

In 1999, as part of an agreement with Spescom, the lease for the United Kingdom office facility was to be assigned to Spescom; however, the landlord did not grant its consent to the assignment.  Since 1999 Spescom has paid the rent under the lease for the entire office directly to the landlord and the Company reimburses Spescom for the entire payment.  The lease expires in March 2006 and has an annual rent of $530,000.  A portion of the office has been subleased to a third party tenant for an annual rent of $179,000.  The sublease also expires March 2006; however, the tenant has an option to terminate the lease in February 2004.  For the three and six month periods ended March 31, 2003 the Company paid Spescom rent of $69,000 and $136,000 compared to $66,000 and $133,000 for the three and six month periods ended March 31, 2002, as part of the monthly administration fee.

Related party liabilities consist of the following:

	March 31, 2003	September 30, 2002
Long-term Note Including Accrued Interest Payable to Shareholder:

Notes payable on demand—Spescom Ltd., U.K.	$1,752,000	$1,669,000
Note payable —Spescom Ltd., U.K.	2,080,000	1,980,000
Note payable —Spescom	1,273,000	1,232,000

	$5,105,000	$4,881,000

At March 31, 2003, the Company had three demand notes payable to Spescom Ltd, U.K. for $400,000, $500,000 and $700,000, respectively, each bearing an annual interest rate of 10%.  As of March 31, 2003, the balance owed on the notes was $1,752,000 including accrued interest.  Interest expense, accrued but unpaid on the notes for the three and six-month periods ended March 31, 2003 was $42,000 and $84,000 compared to $1,000 and $1,000 for the three and six month periods ended March 31, 2002.  Spescom has agreed that the demand notes will not be called prior to April 1, 2004.

At March 31, 2003, pursuant to a promissory note, the Company owed Spescom Ltd. U.K. $2,080,000, including accrued interest.  The note bears interest at an interest rate of 10.0% per annum, with principal and interest payable at maturity, on October 15, 2003.  Spescom extended the maturity date on this note to April 1, 2004.  Interest expense, accrued but unpaid on this note for the three and six-month periods ended March 31, 2003 was $51,000 and $101,000 compared to $46,000 and $92,000 for the three and six month periods ended March 31, 2002.

As of March 31, 2003, the Company had a note payable to Spescom for $1,273,000 including accrued interest.  Interest on the outstanding note accrues at the rate of 10% per annum.  Principal and all unpaid accrued interest is payable at maturity on October 15, 2003. Spescom extended the maturity date on this note to April 1, 2004.  Interest expense, accrued but unpaid on this note for the three and six month periods ended March 31, 2003 totaled $31,000 and $60,000 compared to $28,000 and $60,000 for the three and six-month periods ended March 31, 2002.

These notes payable are collateralized by a security interest in favor of both Spescom and Spescom Ltd., U.K. in respect of all of the Company’s assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company’s investments include money market accounts, as of March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, we have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC’s rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation date.

PART II.  OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company’s consolidated financial position or results of operations.

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 6 – Exhibits and Reports on Form 8-K:

(a)	Exhibits

	3.1*	Registrant’s Articles of Incorporation, as amended.

	3.2*	Registrant’s Bylaws, as amended.

	10.1 (1)	Lease between The Irvine Company and Altris Software, Inc., dated February 25, 2001.

	10.2 (2)	10.0% promissory note due October 15, 2003 in principal amount of $1,235,076 issued by Altris Software, Inc. to Spescom Limited, a South African corporation on February 15, 2002.

	10.3 (3)	10.0% promissory note due October 15, 2003 in principal amount of $1,810,383 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on February 15, 2002.

	10.4 (4)	Security agreement between Altris Software, Inc. and Spescom Limited, a United Kingdom corporation and Spescom Limited, a South African corporation, dated February 15, 2002.

	10.5 (5)	10% promissory note due upon demand in principal amount of $400,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on March 15, 2002.

	10.6 (6)	Security agreement dated March 15, 2002 between Altris Software, Inc., a California corporation and Spescom Limited, a United Kingdom corporation.

	10.7 (7)	Pledge agreement executed March 15, 2002 by and between Altris Software, Inc., a California corporation, Spescom Limited, a United Kingdom corporation, and Solomon Ward Seidenwurm & Smith, LLP.

	10.8 (8)	10.0% promissory note due upon demand in principal amount of $500,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on April 19, 2002.

	10.9 (9)	10.0% promissory note due upon demand in principal amount of $700,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on May 31, 2002.

	(b)	Reports on Form 8-K.

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

No Reports on Form 8-K have been filed during the quarterly period covered by this report.

(1)	Incorporated by reference to Exhibit 10.27 to the Form 10-K filed on November 23, 2001.
(2)	Incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on May 15, 2002.
(3)	Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.
(4)	Incorporated by reference to Exhibit 10.30 to the Form 10-Q filed on May 15, 2002.
(5)	Incorporated by reference to Exhibit 10.31 to the Form 10-Q filed on May 15, 2002.
(6)	Incorporated by reference to Exhibit 10.32 to the Form 10-Q filed on May 15, 2002.
(7)	Incorporated by reference to Exhibit 10.33 to the Form 10-Q filed on May 15, 2002.
(8)	Incorporated by reference to Exhibit 10.34 to the Form 10-Q filed on August 14, 2002.
(9)	Incorporated by reference to Exhibit 10.35 to the Form 10-Q filed on August 14, 2002.

*	Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Carl Mostert	Director and Chief Executive Officer (Principal	May 15, 2003
Carl Mostert	Executive Officer)

/s/ John W. Low	Chief Financial Officer and Secretary (Principal	May 15, 2003
John W. Low	Financial and Accounting Officer)

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

/s/ John Low
John Low
Chief Financial Officer