Form 10-Q
period 2003-06-30
ALTRIS SOFTWARE INC
filed 2003-08-14
CIK 813747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003.

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

10052 MESA RIDGE COURT, SAN DIEGO, CA 92121
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

YES ☒      NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐      NO ☒

Number of shares of Common Stock outstanding at August 12, 2003:  30,890,278

Number of Sequentially Numbered Pages: 25

ALTRIS SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALTRIS SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	September 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$534,000	$87,000
Receivables, net	517,000	1,459,000
Other current assets	140,000	244,000
Total current assets	1,191,000	1,790,000

Property and equipment, net	230,000	215,000
Computer software, net	145,000	420,000
Other assets	30,000	83,000
Total assets	$1,596,000	$2,508,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$514,000	$802,000
Payable to shareholder - Spescom	470,000	495,000
Accrued liabilities	1,017,000	1,288,000
Current portion of capital lease obligation	21,000	6,000
Deferred revenue	2,355,000	2,171,000
Total current liabilities	4,377,000	4,762,000

Notes payable and accrued interest to shareholder – Spescom	5,220,000	4,881,000
Capital lease obligation	68,000	10,000
Total liabilities	9,665,000	9,653,000

Shareholders’ deficit:
Common stock, no par value, 40,000,000 shares authorized; 30,890,278 and 30,841,590 issued and outstanding in 2003 and 2002	74,470,000	74,465,000
Common stock warrants	133,000	133,000
Accumulated other comprehensive loss	(255,000)	(156,000)
Accumulated deficit	(82,417,000)	(81,587,000)
Total shareholders’ deficit	(8,069,000)	(7,145,000)

Total liabilities and shareholders’ deficit	$1,596,000	$2,508,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2003	2002	2003	2002
Revenues:
Licenses	$485,000	$601,000	$1,773,000	$1,248,000
Services and other	1,417,000	1,230,000	4,233,000	3,868,000
Total revenues	1,902,000	1,831,000	6,006,000	5,116,000

Cost of revenues:
Licenses	189,000	290,000	589,000	899,000
Services and other	655,000	664,000	1,749,000	2,526,000
Total cost of revenues	844,000	954,000	2,338,000	3,425,000

Gross profit	1,058,000	877,000	3,668,000	1,691,000

Operating expenses:
Research and development	364,000	342,000	1,101,000	1,535,000
Marketing and sales	635,000	573,000	1,918,000	2,911,000
General and administrative	319,000	411,000	1,090,000	1,523,000
	1,318,000	1,326,000	4,109,000	5,969,000

Loss from operations	(260,000)	(449,000)	(441,000)	(4,278,000)

Interest and other income	4,000	1,000	4,000	6,000
Interest and other expense	(134,000)	(106,000)	(393,000)	(246,000)
Net loss	$(390,000)	$(554,000)	$(830,000)	$(4,518,000)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.15)

Shares used in computing basic and diluted net loss per common share	30,890,000	30,842,000	30,850,000	30,842,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(830,000)	$(4,518,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	381,000	804,000
Unpaid interest to Spescom	277,000	254,000
Stock options issued to consultant	—	42,000

Changes in assets and liabilities, net:
Receivables, net	1,018,000	287,000
Other assets	518,000	219,000
Accounts payable	(301,000)	280,000
Accrued liabilities	(693,000)	(472,000)
Deferred revenue	112,000	163,000
Net cash provided by (used in) operating activities	482,000	(2,941,000)

Cash flows from investing activities:
Purchases of property and equipment	(28,000)	(3,000)
Purchases of software	(6,000)	(56,000)
Net cash used in investing activities	(34,000)	(59,000)

Cash flows from financing activities:
Proceeds from shareholder loan	—	3,220,000
Proceeds from exercise of stock options	5,000	—
Net cash provided by financing activities	5,000	3,220,000

Effect of exchange rate changes on cash	(6,000)	—

Net increase in cash and cash equivalents	447,000	220,000

Cash and cash equivalents at beginning of period	87,000	144,000

Cash and cash equivalents at end of period	$534,000	$364,000

Supplementary cash flow information:	$1,000	$4,000
Cash paid for interest

Non-cash operating and investing activity
Equipment acquired under capital lease	$84,000	$20,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Altris Software, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated. In the first quarter of fiscal 2001, the Company acquired certain assets and liabilities of Spescom Ltd. U.K. (formerly Altris Software Limited). Spescom Ltd. U.K. is a wholly-owned subsidiary of Spescom Ltd. (“Spescom”), which became the majority shareholder in the Company in April 2000 (See Note 2).

The accompanying consolidated financial statements as of June 30, 2003 and for the three and nine months ended June 30, 2003 and 2002 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operation and cash flows for the periods presented.

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

Company Operations

In March 2002, the Company implemented a plan to focus on core activities and substantially reduce costs in an effort to achieve a break-even level of cash flow in fiscal 2003.  Although the reductions in March 2002 reduced the Company’s research and development, marketing and sales capabilities, management believes that the reduced levels of research and development, marketing and sales costs are consistent with the level of revenues currently being achieved. Moreover, the Company believes such reductions were implemented with a view to maximizing the Company’s ability to continue to maintain and support its eB product suite, while at the same time pursue opportunities for sales of new eB core systems to new customers.  The Company’s future liquidity depends on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured. Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  The Company’s financial position can be a factor in attracting new customers.  In an effort to strengthen the Company’s financial condition and provide capital for expanding marketing and sales capabilities, the Company is seeking additional equity or debt financing from third parties.  There can be no assurance that additional financing will be available or that the terms of such financing will be acceptable to the Company.  The Company believes that its current cash and receivables, as well as additional cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital. However, the Company may not be able to obtain sufficient orders to enable the Company to continue on a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.

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

Foreign Currency Translation

The financial statements of the U.K. foreign subsidiary are prepared in its local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of operations. The effect of exchange rates resulted in currency translation gains of $255,000 and $156,000 as of June 30, 2003 and September 30, 2002, respectively. Foreign currency transaction gains and losses are included in net loss.

Common Stock Options

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors (the “Board”) or a committee designated by the Board to oversee the plan.  Under the 1996 Plan, the maximum number of shares of Common Stock to be issued was 2,425,000.  As of June 30, 2003, options to purchase 2,080,750 shares are outstanding and 135,087 options are available for grant.

The option vesting period under the plan is determined by the Board or a Stock Option Committee and usually provides that 25% of the options granted can be exercised 90 days from the date of grant, and thereafter, those options become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the date of grant. Options granted are generally due to expire upon the sooner of ten years from date of grant, thirty days after termination of services other than by reason of convenience of the Company, three months after disability, or one year after the date of the option holder’s death. The option exercise price is generally equal to the fair market value of the common stock on the date of grant.  Options granted to employees under the 1996 Plan may be either incentive stock options or nonqualified options. Only nonqualified options may be granted to nonemployee directors.

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

	For the three months ended June 30,		For the nine months ended June 30,
	2003	2002	2003	2002
Net loss used in computing net loss per share
As reported	$(390,000)	$(554,000)	$(830,000)	$(4,518,000)
Pro forma	$(404,000)	$(566,000)	$(896,000)	$(4,674,000)

Basic and diluted net loss per share
As reported	$(0.01)	$(0.02)	$(0.03)	$(0.15)
Pro forma	$(0.01)	$(0.02)	$(0.03)	$(0.15)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	For the three months ended June 30,		For the nine months ended June 30,
	2003	2002	2003	2002
Dividend Yield	0%	0%	0%	0%
Expected Volatility	285%	318%	303%	221%
Risk free interest rate	3.33	5.66	3.33	5.66
Expected lives (years)	10	10	10	10

Note 2 – Spescom Transaction and Related Parties

Under a royalty arrangement, Spescom resells certain of the Company’s software.  For the three and nine month periods ended June 30, 2003, the Company recognized royalty revenue of $2,000 and $11,000 compared to $0 and $9,000 for the three and nine month periods ended June 30, 2002, arising from this arrangement.  Spescom, through its wholly-owned subsidiary, Spescom Ltd. U.K., provides certain administrative and accounting functions for the Company’s United Kingdom operations.  The Company is billed a monthly fee by Spescom for reimbursement of certain costs in the United Kingdom, including costs associated with the office facilities (including rental expense as described below); all accounting and human resources services; and certain corporate marketing activities.  For the three and nine month periods ended June 30, 2003, the administrative fees totaled $155,000 and $460,000 compared to $142,000 and $561,000 for the three and nine month periods ended June 30, 2002.  At June 30, 2003, the Company had a payable to Spescom of $470,000 as compared to $495,000, at September 30, 2002.  In the United States, for the three and nine month periods ended June 30, 2003, the Company billed Spescom for certain marketing services totaling $13,000 and $40,000 compared to $13,000 and $39,000 for the three and nine months ended June 30, 2002.

In 1999, as part of an agreement with Spescom, the lease for the United Kingdom office facility was to be assigned to Spescom; however, the landlord did not grant its consent to the assignment.  Since 1999 Spescom has paid the rent under the lease for the entire office directly to the landlord and the Company reimburses Spescom for the entire payment.  The lease expires in March 2006 and has an annual rent of $530,000.  A portion of the office has been subleased to a third party tenant for an annual rent of $179,000.  The sublease also expires March 2006; however, the tenant has an option to terminate the lease in February 2004.  For the three and nine month periods ended June 30, 2003 the Company paid Spescom as part of the monthly administration fee, rent of $69,000 and $205,000 compared to $69,000 and $202,000 for the three and nine month periods ended June 30, 2002.

Related party liabilities consist of the following:

	June 30, 2003	September 30, 2002
Long-term Note Including Accrued Interest Payable to Shareholder:

Notes payable on demand—Spescom Ltd. U.K.	$1,798,000	$1,669,000
Note payable —Spescom Ltd. U.K.	2,132,000	1,980,000
Note payable —Spescom	1,290,000	1,232,000

	$5,220,000	$4,881,000

At June 30, 2003, the Company had three demand notes payable to Spescom Ltd U.K. for $400,000, $500,000 and $700,000, respectively, each bearing an annual interest rate of 10%.  As of June 30, 2003, the balance owed on the demand notes was $1,798,000 including accrued interest.  Interest expense, accrued but unpaid on the notes for the three and nine month periods ended June 30, 2003 was $44,000 and $129,000 compared to $26,000 and $27,000 for the three and nine month periods ended June 30, 2002.  Spescom has agreed that the demand notes will not be called prior to October 1, 2004.

At June 30, 2003, pursuant to a promissory note, the Company owed Spescom Ltd. U.K. $2,132,000, including accrued interest.  The note bears interest at an interest rate of 10% per annum, with principal and interest payable at maturity, on October 15, 2003.  Spescom extended the maturity date on this note to October 1, 2004.  Interest expense, accrued but unpaid on this note for the three and nine-month periods ended June 30, 2003 was $52,000 and $153,000 compared to $47,000 and $139,000 for the three and nine month periods ended June 30, 2002.

As of June 30, 2003, the Company had a note payable to Spescom for $1,290,000, including accrued interest.  Interest on the outstanding note accrues at the rate of 10% per annum.  Principal and all unpaid accrued interest is payable at maturity on October 15, 2003. Spescom extended the maturity date on this note to October 1, 2004.  Interest expense, accrued but unpaid on this note for the three and nine month periods ended June 30, 2003 totaled $32,000 and $92,000 compared to $29,000 and $67,000 for the three and nine-month periods ended June 30, 2002.

These notes payable are collateralized by a security interest in favor of both Spescom and Spescom Ltd. U.K. in respect of all of the Company’s assets.

Note 3 – Receivables

Receivables consist of the following:

	June 30, 2003	September 30, 2002
	(Unaudited)

Gross receivables	$595,000	$1,615,000
Less allowance for doubtful accounts	(78,000)	(156,000)
	$517,000	$1,459,000

Note 4 – Reconciliation of Net Loss and Shares Used in Per Share Computations

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

	For the three months ended June 30,		For the nine months ended June 30,
	2003	2002	2003	2002

Net loss	$(390,000)	$(554,000)	$(830,000)	$(4,518,000)
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	30,890,000	30,842,000	30,850,000	30,842,000

Employee stock options to acquire 2,080,750 and 2,045,626 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, and were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

Note 5 – Segment and Geographic Information

The Company has one business segment which consists of the development and sale of a suite of client/server document management software products.

Results from operations for the three and nine month periods ended June 30, 2003 and 2002 by customer location are as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2003	2002	2003	2002
Revenues:
United States	$1,083,000	$793,000	$3,423,000	$2,672,000
Europe, primarily United Kingdom	819,000	1,038,000	2,583,000	2,444,000
	$1,902,000	$1,831,000	$6,006,000	$5,116,000

Operating Profit (loss):
United States	$(490,000)	$(777,000)	$(1,134,000)	$(3,968,000)
Europe, primarily United Kingdom	230,000	328,000	693,000	(310,000)
	$(260,000)	$(449,000)	$(441,000)	$(4,278,000)

Note 6 - Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect this interpretation to have a material effect on our consolidated financial position or consolidated results of operations as we currently do not have any variable interest entities falling within the scope of SFAS No. 146.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133.  In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  We do not expect this interpretation to have a material effect on our consolidated financial position or consolidated results of operations as we currently do not have any derivative instruments and hedging activities falling within the scope of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect this interpretation to have a material effect on our consolidated financial position or consolidated results of operations as we currently do not have any financial instruments falling within the scope of SFAS No. 150.

Note 7 –Comprehensive Income

	For the three months ended June 30,		For the nine months ended June 30,
	2003	2002	2003	2002

Net loss	$(390,000)	$(554,000)	$(830,000)	$(4,518,000)
Other comprehensive income (loss):

Foreign currency translation gain adjustments	(81,000)	(124,000)	(99,000)	(91,000)
Comprehensive loss	$(471,000)	$(678,000)	$(929,000)	$(4,609,000)

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

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. Management believes that no significant concentrations of credit risk existed at June 30, 2003 and September 30, 2002.  The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customers with collections issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, the Company records additional bad debt expense which could have a material adverse effect on our business, results of operations and financial condition for the periods in which such additional expense occurs.

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

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

Revenues

Revenues increased $71,000 (4%) from $1,831,000 for the three months ended June 30, 2002 to $1,902,000 for the three months ended June 30, 2003.

For the three months ended June 30, 2003 revenues consisted of $485,000 (25%) in software licenses and $1,417,000 (75%) related to services and other revenue. This compares to software license revenues of $601,000 (33%) and services and other revenue of $1,230,000 (67%) for the three months ended June 30, 2002.

Software license revenues decreased $116,000 for the three month period ended June 30, 2003 over the three months ended June 30, 2002.  The decrease was due to higher software sales in the prior year of approximately $250,000 from existing customers that purchased upgrades and expanded number of licenses.  The purchase of upgrades and expansion of number of licenses can vary quarter to quarter causing fluctuations on quarter comparisons.

Revenues generated from services increased $187,000 for the three month period ended June 30, 2003 over the three month period ended June 30, 2002.  The increase is due to sales to several new customers which require additional services that typically include a design study, integration with other business systems, and training.

Cost of Revenues

Gross profit consists of gross profit from licenses and gross profit from services and other revenues. Gross profit as a percentage of revenue was 56% for the three month period ended June 30, 2003 compared to a gross profit percentage of 48% for the three month period ended June 30, 2002.

Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. The total overall costs of license revenues decreased $101,000 due to a decrease in amortization of $145,000 as a result of the write-down in 2002 of capitalized costs associated with certain older software products. The decrease was offset by an increase of $44,000 in third party software costs.  The overall decrease in costs resulted in an improvement in gross profit percentage of license revenues to 61% for the three month period ended June 30, 2003 as compared to 52% for the same period ended June 30, 2002.

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance.  The total overall costs of services and other revenues decreased $9,000.  The decrease was due to a reduction in labor costs and associated overhead of $61,000 which was offset by an increase of $54,000 in third party service costs associated with a customer contract for conversion of data.  Gross profit from services and other revenue as a percentage of services and other revenue improved to 54% for the three month period ended June 30, 2003 compared to 46% for the three month period ended June 30, 2002.

The Company’s software and services are sold at a significantly higher margin than third party products which are resold at a lower gross profit percentage in order for the Company to remain competitive in the marketplace for such third party products.  Gross profit percentages can fluctuate quarterly based on the revenue mix of Company software, services and third party software or hardware.

Operating Expenses

Research and development expense for the three month period ended June 30, 2003 was $364,000 as compared to $342,000 for the three month period ended June 30, 2002. The increase in research and development for the three month period ended June 30, 2003 was primarily due to an increase in research and development labor and associated costs related to launching two new releases of the eB product.

Marketing and sales expense for the three month period ended June 30, 2003 was $635,000 as compared to $573,000 for the three month period ended June 30, 2002. The increase was due to primarily to an increase in labor costs relating to marketing and sales of the eB product.  The primary increase in marketing labor was due an effort to promote the new eB Maps product and participation in several trade shows promoting the eB product suite.

General and administrative expense was $319,000 for the three month period ended June 30, 2003 as compared to $411,000 for the three month period ended June 30, 2002. The decrease is primarily due to a reduction in the Company’s allowance for bad debt.  The reduction was based on the Company’s historical experience of high collectibility of accounts receivable and the decrease in accounts receivable balance at June 30, 2003.

Interest and other expense was $134,000 for the three month period ended June 30, 2003 as compared to $106,000 for the three month period ended June 30, 2002.  The increase was due to additional interest expense on the Company’s higher debt balances during 2003 as compared to 2002.

Comparison of Results for the Nine Months Ended June 30, 2003 to the Nine Months Ended June 30, 2002

Revenues

Revenues increased $890,000 (17%) from $5,116,000 for the nine month period ended June 30, 2002 to $6,006,000 for the nine month period ended June 30, 2003.

For the nine months ended June 30, 2003 revenues consisted of $1,773,000 (30%) in software licenses and $4,233,000 (70%) related to services and other revenue. This compares to software license revenues of $1,248,000 (24%) and services and other revenue of $3,868,000 (76%) for the six-month period ended June 30, 2002.

Software license revenues increased $525,000 for the nine month period ended June 30, 2003 compared to the nine month period ended June 30, 2002. The increase is due to higher sales of the eB product as a result of customers expanding their existing software systems and software orders from new customers.  Prior years sales were lower as a result of the recent economic slowdown in the United States of America.

Revenues generated from services increased $365,000 for the nine month period ended June 30, 2003 over the nine month period ended June 30, 2002. The increase is due to sales to several new customers which require more services that typically include a design study, integration with other business systems and training.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenue. One customer accounted for 21% of total revenue for the nine months ended June 30, 2003 as compared to one customer that accounted for 18% of total revenue for the nine-month period ended June 30, 2002.  One consequence of this concentration in customers has been that revenue can fluctuate significantly on a quarterly basis.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Cost of Revenues

Gross profit consists of gross profit from licenses and gross profit from services and other. Gross profit as a percentage of revenue was 61% for the nine-month period ended June 30, 2003 compared to a gross profit percentage of 33% for the nine-month period ended June 30, 2002. The increase in gross profit percentage was due to the increase in software license revenue, which has a higher gross profit margin and a reduction in the cost of sales in both license and service sales and software impairment write-downs of $865,000 recorded in the fourth quarter of fiscal 2002.

Cost of license revenues consists of costs associated with reselling third-party software products and amortization of internal software development costs. The total overall costs of license revenues decreased $310,000 due to a decrease in amortization of $370,000 as a result of the write-down in 2002 of capitalized costs associated with certain older software products.  The decrease was partially offset by an increase in third-party software costs during the Company’s first and third quarter of fiscal 2003. The overall decrease in cost of license revenues resulted in an improvement in gross profit percentage of license revenues to 67% for the nine month period ended June 30, 2003 as compared to 28% for the same period ended June 30, 2002.

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support. It also includes costs associated with reselling third-party hardware and maintenance.  The total overall costs of services and other revenues decreased $777,000.  Gross profit from services and other revenue as a percentage of services and other revenue improved to 59% for the nine month period ended June 30, 2003 compared to 35% for the nine month period ended June 30, 2002. The decrease in cost of services and other revenues and the improvement in the gross profit percentage from services and other revenues was due to the savings effect of personnel reductions in March 2002 totaling $486,000 and other costs of $282,000 relating primarily to other third party costs, including maintenance, consultants and travel.

Operating Expenses

Research and development expense for the nine-month period ended June 30, 2003 was $1,101,000 as compared to $1,535,000 for the nine-month period ended June 30, 2002. The decreases in research and development expenses for the nine-month period ended June 30, 2003 was primarily due to the reduction of personnel and associated costs of $456,000 as a result of personnel reductions in March 2002.  The reductions were implemented with a view to retaining the Company’s core technological competencies and maintaining its abilities to continue to enhance its eB product suite.

Marketing and sales expense for the nine-month period ended June 30, 2003 was $1,918,000 as compared to $2,911,000 for the nine-month period ended June 30, 2002. The decrease was primarily due to the reduction of marketing and sales personnel and associated costs of $751,000 as a result of personnel reductions in March 2002 and other reductions in costs of $304,000 relating primarily to travel and consultants.  Management believes that the reduced sales and marketing expenditures are more in line with current revenues.

General and administrative expense was $1,090,000 for the nine-month period ended June 30, 2003 as compared to $1,523,000 for the nine-month period ended June 30, 2002. The decrease was primarily due to the reduction in general and administrative personnel and their associated costs of $272,000 as a result of personnel reductions in March 2002 and a decrease in occupancy costs and allowance for bad debt of $103,000.

Interest and other expense was $393,000 for the nine-month period ended June 30, 2003 as compared to $246,000 for the nine-month period ended June 30, 2002.  The increase was due to additional interest expense on the Company’s higher debt balances during 2003 as compared to 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company’s cash and cash equivalents totaled $534,000 as compared to $87,000 at September 30, 2002, and its current ratio (current assets divided by current liabilities) was .27 to 1 at June 30, 2003.

For the nine months ended June 30, 2003, cash provided by operating activities totaled $482,000, as compared to cash used by operating activities of $3,175,000 for the same period in 2002. The reversal was due in part to increased sales and collections in fiscal year 2003 combined with the cost reductions implemented in March 2002.

The Company has received loans from Spescom and affiliates in the past to meet its obligations. Accrued interest for the nine months ended June 30, 2003 increased the outstanding balance of these loans from Spescom from $4,881,000 at September 30, 2002 to $5,220,000 at June 30, 2003. Such loans are secured by all of the assets of the Company. See “Related Party Transactions” below.

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

In March 2002, the Company implemented a plan to focus on core activities and to substantially reduce costs in an effort to achieve a break-even level of cash flow in fiscal 2003.  For the three month period ended June 30, 2003 the Company had a ($114,000) loss of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) compared to a loss of $(192,000) for the same period in fiscal 2002 (see table below).  The improvement in EBITDA was due to the cost reductions implemented in March 2002 and increased sales from the prior year.  For the nine months ended June 30, 2003, the Company had a ($60,000) loss of EBITDA compared to a loss of ($3,474,000) for the same period in fiscal 2002 (see table below).  Management believes that the cost reductions implemented in March 2002 have proven effective and will continue in a effort to enable the Company to achieve a cash flow break-even from on-going operations based on the projected level of revenues.

	For the three months ended June 30,		For the nine months ended June 30,
Calculation of EBITDA (Unaudited)	2003	2002	2003	2002

Net Loss	$(390,000)	$(554,000)	$(830,000)	$(4,518,000)
Add back the following:
Interest and other, net	130,000	105,000	389,000	240,000
Depreciation and amortization	146,000	257,000	381,000	804,000

EBITDA	$(114,000)	$(192,000)	$(60,000)	$(3,474,000)

EBITDA per common share	$(0.00)	$(0.01)	$0.00	$(0.11)

Shares used in computing EBITDA	30,861,000	30,842,000	30,850,000	30,842,000

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

The Company has net operating loss carryforwards of $32,961,000 and $7,271,000 for federal and state tax purposes, respectively, which expire over the years 2003 through 2021.   Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004.  For any suspended losses, the carryover period would be extended by one year for losses incurred in tax year beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.  The Company has investment and research activity credit carryforwards aggregating $640,000, which will substantially expire in the years 2003 through 2006.

As a result of the Spescom acquisition, an additional ownership change occurred in April 2000. The Company’s ability to utilize the consolidated NOL in future years will be limited pursuant to Internal Revenue Code Section 382. The annual limitation is approximately $1,159,000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Currency

The Company’s geographic markets are primarily in the United States and Europe, with sales in other parts of the world.  In the nine months ended June 30, 2003, revenue from the United States, Europe and other locations in the world were 56%, 43% and 1%, respectively.  This compares to 48%, 48% and 4%, respectively for the same period in 2002.  The European currencies have been relatively stable against the U.S. dollar for the past several years.  As a result, foreign currency fluctuations have not had a significant impact on the Company’s revenues or results of operations.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in higher or lower proportion of foreign revenues in the future.  Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, there can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on the Company’s business, operating results and financial condition.

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

RELATED PARTY TRANSACTIONS

Under a royalty arrangement, Spescom resells certain of the Company’s software.  For the three and nine month periods ended June 30, 2003, the Company recognized royalty revenue of $2,000 and $11,000 compared to $0 and $9,000 for the three and nine month periods ended June 30, 2002, arising from this arrangement.  Spescom, through its wholly-owned subsidiary, Spescom Ltd. U.K., provides certain administrative and accounting functions for the Company’s United Kingdom operations.  The Company is billed a monthly fee by Spescom for reimbursement of certain costs in the United Kingdom, including the office facilities (including rental expense as described below); all accounting and human resources services; and certain corporate marketing activities.  For the three and nine month periods ended June 30, 2003, the administrative fees totaled $155,000 and $460,000 compared to $142,000 and $561,000 for the three and nine month periods ended June 30, 2002.  At June 30, 2003, the Company had a payable to Spescom of $470,000 as compared to $495,000, at September 30, 2002.  In the United States, for the three and nine month periods ended June 30, 2003, the Company billed Spescom for certain marketing services totaling $13,000 and $40,000 compared to $13,000 and $39,000 for the three and nine months ended June 30, 2002.

In 1999, as part of an agreement with Spescom, the lease for the United Kingdom office facility was to be assigned to Spescom; however, the landlord did not grant its consent to the assignment.  Since 1999 Spescom has paid the rent under the lease for the entire office directly to the landlord and the Company reimburses Spescom for the entire payment.  The lease expires in March 2006 and has an annual rent of $530,000.  A portion of the office has been subleased to a third party tenant for an annual rent of $179,000.  The sublease also expires March 2006; however, the tenant has an option to terminate the lease in February 2004.  For the three and nine month periods ended June 30, 2003 the Company paid Spescom as part of the monthly administration fee, rent of $69,000 and $205,000 compared to $69,000 and $202,000 for the three and nine month periods ended June 30, 2002.

Related party liabilities consist of the following:

	June 30, 2003	September 30, 2002
Long-term Note Including Accrued Interest Payable to Shareholder:

Notes payable on demand-Spescom Ltd. U.K.	$1,798,000	$1,669,000
Note payable —Spescom Ltd. U.K.	2,132,000	1,980,000
Note payable —Spescom	1,290,000	1,232,000

	$5,220,000	$4,881,000

At June 30, 2003, the Company had three demand notes payable to Spescom Ltd U.K. for $400,000, $500,000 and $700,000, respectively, each bearing an annual interest rate of 10%.  As of June 30, 2003, the balance owed on the demand notes was $1,798,000 including accrued interest.  Interest expense, accrued but unpaid on the notes for the three and nine month periods ended June 30, 2003 was $44,000 and $129,000 compared to $26,000 and $27,000 for the three and nine month periods ended June 30, 2002.  Spescom has agreed that the demand notes will not be called prior to October 1, 2004.

At June 30, 2003, pursuant to a promissory note, the Company owed Spescom Ltd. U.K. $2,132,000, including accrued interest.  The note bears interest at an interest rate of 10% per annum, with principal and interest payable at maturity, on October 15, 2003.  Spescom extended the maturity date on this note to October 1, 2004.  Interest expense, accrued but unpaid on this note for the three and nine-month periods ended June 30, 2003 was $52,000 and $153,000 compared to $47,000 and $139,000 for the three and nine month periods ended June 30, 2002.

As of June 30, 2003, the Company had a note payable to Spescom for $1,290,000, including accrued interest.  Interest on the outstanding note accrues at the rate of 10% per annum.  Principal and all unpaid accrued interest is payable at maturity on October 15, 2003. Spescom extended the maturity date on this note to October 1, 2004.  Interest expense, accrued but unpaid on this note for the three and nine month periods ended June 30, 2003 totaled $32,000 and $92,000 compared to $29,000 and $67,000 for the three and nine-month periods ended June 30, 2002.

These notes payable are collateralized by a security interest in favor of both Spescom and Spescom Ltd. U.K. in respect of all of the Company’s assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company’s investments include money market accounts, as of June 30, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation required by Rule 13a-15(b) of the Exchange Act, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in its periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.  During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company’s consolidated financial position or results of operations.

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 6 – Exhibits and Reports on Form 8-K:

(a)	Exhibits

	3.1*	Registrant’s Articles of Incorporation, as amended.

	3.2*	Registrant’s Bylaws, as amended.

	10.1	Lease between CFD-Mesa Ridge Partners and Altris Software, Inc., dated April 1, 2003.

	10.2 (1)	10.0% promissory note due October 15, 2003 in principal amount of $1,235,076 issued by Altris Software, Inc. to Spescom Limited, a South African corporation on February 15, 2002.

	10.3 (2)	10.0% promissory note due October 15, 2003 in principal amount of $1,810,383 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on February 15, 2002.

	10.4 (3)	Security Agreement between Altris Software, Inc. and Spescom Limited, a United Kingdom corporation, and Spescom Limited, a South African corporation, dated February 15, 2002.

	10.5 (4)	10% promissory note due upon demand in principal amount of $400,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on March 15, 2002.

	10.6 (5)	Security Agreement dated March 15, 2002 between Altris Software, Inc., a California corporation, and Spescom Limited, a United Kingdom corporation.

	10.7 (6)	Pledge Agreement dated March 15, 2002 by and between Altris Software, Inc., a California corporation, Spescom Limited, a United Kingdom corporation, and Solomon Ward Seidenwurm & Smith, LLP.

	10.8 (7)	10.0% promissory note due upon demand in principal amount of $500,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on April 19, 2002.

	10.9 (8)	10.0% promissory note due upon demand in principal amount of $700,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on May 31, 2002.

	31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

	31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

No Reports on Form 8-K have been filed during the quarterly period covered by this report.

(1)                                  Incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on May 15, 2002.

(2)                                  Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(3)                                  Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(4)                                  Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(5)                                  Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(6)                                  Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(7)                                  Incorporated by reference to Exhibit 10.34 to the Form 10-Q filed on August 14, 2002.

(8)                                  Incorporated by reference to Exhibit 10.35 to the Form 10-Q filed on August 14, 2002.

*                                         Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Carl Mostert	Director and Chief Executive Officer (Principal
Carl Mostert	Executive Officer)	August 14, 2003

/s/ John W. Low	Chief Financial Officer and Secretary (Principal
John W. Low	Financial and Accounting Officer)	August 14, 2003