Form 10-K
period 2003-09-30
ALTRIS SOFTWARE INC
filed 2003-12-29
CIK 813747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2003
OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15935

ALTRIS SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

California	95-3634089
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10052 Mesa Ridge Court, Suite 100 San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 625-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The aggregate market value of the voting stock on September 30, 2003, held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $9,672,520.

The number of shares outstanding of the Registrant’s Common Stock at the close of business on December 10, 2003 was 33,922,278.

*                                         Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement relating to its 2003 Special Shareholders Meeting – Part III.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Certain Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in, or incorporated by reference into, this report. Other risks and uncertainties include such factors, among others, as market acceptance and market demand for the Company’s (as defined below) technologies and services, pricing, the changing regulatory environment, the effect of the Company’s accounting policies, potential seasonality, industry trends, adequacy of the Company’s financial resources to execute its business plan, the Company’s ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in the Company’s other SEC filings.  The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.  The Company undertakes no obligation to publicly release the result of any revisions to any forward-looking statement, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  You are cautioned not to place undue reliance on any forward-looking statements.

ITEM 1.               BUSINESS

General

Altris Software, Inc. (the “Company”) was founded and incorporated as a California corporation in 1981 and is headquartered in San Diego, California with an international sales and support subsidiary in London, United Kingdom.  On October 1, 2001, the Company began doing business as Spescom Software Inc.

The Company develops, markets and supports eB®, its integrated suite of collaborative document, configuration and records management software solutions. The eB suite enables organizations in a broad range of industries to create, capture, store, manage, share and distribute critical business information regarding their customers, products, assets and processes in an efficient manner The eB suite also enables them to maintain complete, up-to-date information about the configuration of their products, assets and infrastructures so that they can achieve operational excellence and compliance with regulatory requirements. eB provides the capabilities of an Enterprise Content Management (ECM)/Electronic Document Management (EDM) System, but extends these capabilities by also managing the “things’ that the content/documents relate to such as products, assets , functions, processes, requirements, projects, organizations, locations, work orders, etc. As a result, eB can be used to manage the lifecycle of physical items (e.g. products, equipment or assets), and the requirements (e.g. functional, safety, performance, environmental, etc.) that govern them. It enables intelligent relationships to be defined between these items thereby creating an interdependency model. As a result the effects of any change on both requirements, documents and items can be determined and change can be managed effectively ensure information integrity. In particular, eB enables organizations with extensive and complex physical infrastructures to efficiently identify, classify, structure, link, and manage documents, physical items, and requirements throughout their lifecycles and ensure that conformance between these is maintained by means of an automated change process.

eB’s integration of document, configuration and records management functionality onto a single platform is a major differentiator and significant competitive advantage that allows the Company to address the information management needs of an enterprise in a more holistic manner than solutions provided by other vendors. In addition, eB provides interoperability and scalability across and beyond an enterprise, deployment over the web, and quick cost-effective “out-of-the-box” implementation. Finally, the product’s full functionality is available via a set of application programming interfaces (“API’s”) that enable the rapid definition and deployment of customer specific solutions and integration with other business applications, including enterprise resource planning (“ERP”), maintenance management, and project management products.

History

In the 1980’s, the Company and a handful of other pioneering companies set out to provide a better alternative for managing documents electronically.  In the mid 90’s the Company acquired two of these, Optigraphics Corp., and Trimco Ltd. that were recognized for their product excellence and vision.  As a combined entity, the Company became a leading developer of enterprise document management solutions.  In 2000, the Company acquired the rights to certain configuration management technology and skills from Spescom Ltd. (“Spescom”), which at the same time acquired a controlling interest in the Company.  From this unique combination of document and configuration management technologies and skills, the Company began doing business as Spescom Software Inc. on October 1, 2001.

As of September 30, 2003 Spescom owned 67% of the outstanding shares of the Company including the shares issuable upon conversion of the shares of the Company’s Series F Preferred Stock held by Spescom.

A timeline summary of equity transactions between the Company and Spescom follows:

1999

The Company sold 3,428,571 shares of its common stock to Spescom for $2,300,000 in cash to Spescom.  In addition, the Company sold a 60% interest in ASL, its United Kingdom subsidiary, for an additional $1,000,000.  At the end of 1999 Spescom purchased the Company’s subordinated debt and Series E Preferred Stock held by a third party.  Under the terms of the debt and preferred stock, Spescom had the right to convert the debt and preferred stock  into common stock at $1.90 per share which equated to 3,226,841 shares of common stock.  On a diluted basis Spescom owned approximately 40% of the Company at the end of 1999.

2000

In April 2000 the Company sold 5,284,714 shares of its common stock to Spescom for $3,700,000.  Also, the Company agreed to convert its subordinated debt and Series E Preferred Stock held by Spescom into 9,528,096 shares of common stock—an effective conversion rate of $.70 per share.  The Company also transferred its remaining interest in ASL to Spescom for no consideration.  In September 2000 the Company changed its yearend from December 31 to September 30 to coincide with Spescom’s yearend.  At September 30, 2000 Spescom owned approximately 60% of the Company’s outstanding common stock.

2001

In October 2000 Spescom contributed certain assets and liabilities of its United Kingdom subsidiary (formerly ASL) to the Company for 550,000 shares of common stock of the Company.  The issuance increased Spescom’s ownership of the Company to approximately 61%.

2002

In 2002 Spescom loaned working capital to the Company under promissory notes secured by all of the assets of the Company.

2003

In September 2003 the Company agreed to convert $5,292,000 of the $5,791,000 owed to Spescom into shares of the Company’s Series F Preferred Stock.  The Series F Preferred Stock is convertible into the Company’s common stock based upon a conversion rate of $.45 per share (subject to certain adjustments set forth in the related Certificate of Determination for the Series F Preferred Stock), which equates to 11,757,778 shares of common stock.  As of September 30, 2003 on a diluted basis assuming conversion of the Series F Preferred Stock, Spescom owned 67% of the outstanding shares of the Company’s common stock.

Industry Background

In today’s marketplace, organizations are increasingly looking for better ways to help manage their business information and processes. Most companies are overwhelmed by the amount and variety of information generated by their suppliers, customers, employees and partners and by the rate at which change occurs in their operations. As a result, organizations are seeking computer-based information management solutions that enable them to improve productivity, reduce costs, react quickly to changes in their marketplace, improve customer service or comply with stringent regulatory and quality certification requirements.

Enterprise information can be broadly divided into two categories:

i)                                         Structured information stored in a database regarding customers, suppliers, products, transactions, etc. This data is readily manipulated by a computer application to achieve a specified business objective, for example, general accounting, manufacturing planning, inventory control, purchasing, asset management, personnel management, etc. Most enterprise software applications including Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”), Supply Chain Management (“SCM”), Product Lifecycle Management (“PLM”), etc. solely use this category of information.

ii)                                      Unstructured information generated by software for personal computers and workstations, such as word processing documents, spreadsheets and computer-aided design (“CAD”) drawings, as well as other types of information which may or may not be in electronic format, such as manufacturing procedures, maintenance records, training and technical manuals, facility layouts, blueprints, product and parts drawings, specifications, schematics, invoices, checks and other business records, presentation graphics, photos, audio and video clips and facsimile documents. The majority of corporate information is in an unstructured format and is growing at an exponential rate straining an enterprises’ ability to efficiently, access, process and communicate that information.

Whatever the format and wherever the location, unstructured data represents information that is essential to a company’s business and forms a key part of its intellectual capital. In today’s competitive marketplace, companies need the ability to leverage their intellectual capital; however, limitations on a company’s ability to access, process and communicate this information has restrained the productivity of businesses at both the individual and team levels. Without an effective means of obtaining business information, employees are often forced to re-create information from scratch, duplicating effort and increasing the potential for error. In addition, professionals often spend a significant amount of their time locating information rather than engaging in higher-value activities. Additional complexity results where information must be accessed and revised by collaborative teams dispersed throughout and beyond an enterprise that may operate different desktop software and computers. The lack of effective tools for communicating and sharing information and for automating the business logic makes this process even more time-consuming, inefficient and error-prone.

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

The terrorist attacks of September 11, 2001 have again highlighted the need for enterprises to secure and protect their corporate information as its loss could threaten the ongoing operations of the business. The need to not only provide secured access to information but also implement effective disaster recovery plans is of utmost importance. Stringent regulatory requirements as a result of the Enron and other financial fiascos have also forced enterprise to re-examine and improve their information and records management policies and systems.

To address some of the above issues, Electronic Document Management Systems (EDMS) were developed in the late 1990’s to enable enterprises to effectively and efficiently manage, share and distribute critical business information contained in documents. An EDMS solution is often viewed by organizations as part of their information systems’ re-engineering, and as a result there are several significant issues they typically consider when evaluating an EDMS solution. Such issues include scalability of the system, the ability to integrate with existing structural databases and applications, deployment over the web, the price of the system, the ability to view multiple document formats, the level and cost of integration services required, the impact of the system on network bandwidth, integration with existing business processes, the ability to control document security, the ability to operate on existing computing infrastructure and with existing applications, the system architecture and the ability to handle large and complex data types and to customize the product to the client’s particular needs. In addition, organizations also consider user related issues such as the ability to search, retrieve, view, and edit data in a controlled manner and associate unstructured and structured data to company assets.

More recently EDMS systems have evolved to Enterprise Content Management (ECM) systems that not only capture, manage and deliver document content but mange all types of content within an enterprise including email, web content, digital assets (video, voice, pictures) and forms.

A further category of software used to manage information about an enterprise’s products and/or assets include Product Data Management (PDM), Product Lifecycle Management (PLM) and Enterprise Asset Management (EAM) applications. These applications typically enable all the component parts comprising a product or an asset/plant and all associated information to be identified, structured and managed throughout their lifecycles. PDM and PLM applications are mainly used to manage information regarding discrete products especially during the design and manufacturing phases. EAM applications typically are used to maintain a complex asset/plant throughout its operational life cycle.

The Company’s Strategic Positioning

The document/content management technology developed by the Company and integrated with the configuration management technology developed by Spescom provides an extremely powerful and unique solution to the business and information management challenges faced by enterprises that design, build, manage and operate complex products and assets.

Configuration management is the process of managing an organization’s products, assets and processes by managing their requirements, including changes, and assuring that conformance is maintained between the requirements, the physical product/asset and all associated documents and data. It enables documents to be linked to physical or functional items and has the ability to manage change and assure information integrity.

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

Competition

The market for the Company’s products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company currently encounters competition from a number of public and private companies, including EDMS/ECM vendors such as Documentum, a division of EMC, FileNet, OpenText, Cimage and Hummingbird; EAM vendors such as Indus and MRO/Maximo; and to a lesser extent PDM/PLM vendors such as Matrix I, PTC and Metaphase. Many of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

The Company also faces indirect competition from systems integrators and value added resellers (“VARs”). The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendation of its products to potential purchasers.

The Company believes that the principal competitive factors affecting its market include system features such as scalability of the system, the ability to integrate and compliment existing applications such as other EDMS, EAM and PDM, the ability to provide integrated document, configuration and records management capability, the price of the system, the level and cost of integration required, the impact of the system on network bandwidth, integration with existing business processes, the ability to operate on existing computing infrastructure and with existing applications, the system architecture and the ability to handle large and complex data types and to customize products to the client’s needs. In addition, organizations also consider features such as the ability to search, retrieve, view, annotate and edit data in a controlled manner.

The Company’s Solution

•        Challenges of Document and Change Management

Organizations operating in complex, asset intensive industries — utility, transportation, government and public sector, process manufacturing, pharmaceuticals and telecommunications - are increasingly required to meet the conflicting challenges to:

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

•        Current Solutions

To effectively address these challenges, organizations must efficiently manage information and change within their organizations to remain competitive. Consequently, companies have invested in, and in fact, built their organizations and processes on and around “enterprise software platforms”. Solution providers use core functions to build “functional” applications to improve the process of a particular product phase or functional department. For example, Product Data Management (PDM) solutions focus on the creation of product definition information and include authoring and analysis tools for mechanical, electrical and software design (e.g., CAD/CAM, CAE, EDA, and CASE). Enterprise Resource Planning (ERP) solutions traditionally deal with the product/asset production lifecycle. Supply Chain Management (SCM), which is primarily focused on ordering and procurement logistics, begins at the front end of the product/asset lifecycle. Once products are deployed in the field, Customer Relationship Management (CRM) solutions are used to help manage the customer relationship and Enterprise Asset Management (EAM) solutions are used to maintain the product/asset throughout its operational phase. In addition Electronic Document Management Systems (EDMS) or Enterprise Content Management (ECM) systems are deployed to support these applications and manage all documents and content created and used within the enterprise.  These various enterprise solutions have become a strategic business initiative and competitive necessity of most businesses.

•        Limitations of Enterprise Solutions

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

This lack of quality information and its ensuing detrimental effects are caused primarily by the deployment of solutions that do not adequately relate documentation to the appropriate assets. For instance, organizations deploy document management solutions on the one hand, and product, plant, and process management solutions on the other. However, neither product effectively provides a change management system that links documents, assets, and requirements – capabilities that would enable organizations to effectively manage configurations of equipment and assets in complex, regulated environments.

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

•        Market Opportunity:  Information Integration and Synchronization

As enterprise solutions are deployed within a company’s process environment, information tends to become localized within the enterprise platform making it difficult for users to access, obtain and share relevant information across widely distributed functional and geographic boundaries. Ultimately, the enterprise solutions employed by a business fall short of addressing the enterprise’s complete need for close coordination and communication that accurately relate the intellectual assets, physical assets, and resources.

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

•        The eB Solution

The Company’s eB suite is a set of software technologies that support, improve and enable collaboration among legacy enterprise solutions, and enables the efficient capture, management and distribution of all types of information across an enterprise. This integrated document, configuration and records management suite breaks down information barriers inherent to enterprise solutions and provides users with:

1.              Rapid access to information

•                  Anytime, anywhere, anyhow throughout the collection of existing enterprise solutions

2.              Accurate information

•                  Ensures  information integrity in a rapidly changing environment

3.              Information that is in context to what the user is working on

•                  Transforms information into knowledge

•        Differentiators Defining the Niche

Enterprises continue to struggle with the complex business problem of ensuring that conformance is maintained between:

•                  Design requirements (what is REQUIRED to be there)

•                  Actual asset configuration (what is ACTUALLY there), and

•                  Asset configuration information found in documents, drawings, etc. (what the documentation SAY is there).

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

•        The Company’s Unique Solution Addresses the Niche

The Company’s integrated document, configuration and records management (iDCR) solutions enable all requirements (design, safety, environmental, etc.), all documents, structured and unstructured, within an enterprise (including office documents, emails, CAD drawings, images, voice and computer print outs), and all data on products, assets, processes, projects and people to be captured, identified and inter-linked. This results in a unified and structured view of  all enterprise information and promotes rapid access to relevant information by authorized users in context to their tasks and functions. eB’s collaborative workspace environment provides an automated closed-loop change management process that ensures information integrity throughout the enterprise and compliance with legal, regulatory, corporate, audit and quality requirements.

The Company’s Products

The Company’s flagship product eB is the first fully integrated collaborative document, configuration and records management software suite that enables the efficient capture, management and distribution of all types of information across an enterprise.

The functionality of eB consists of a core platform that contains functionality usually provided by multiple applications in a single fully integrated environment. This includes:

•                  Document/content management

•                  Imaging

•                  Workflow

•                  Computer Output to Laser Disc (COLD/ERM)

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

eB enables documents/content, as well as physical items (products, equipment or assets) and requirements (functional, safety, environmental, etc.) to be identified, classified, structured, linked and managed throughout their life-cycles. It ensures that conformance between these is maintained by means of an automated change process.

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

Multiple ways of accessing eB are provided from standard out-of-the-box interfaces as well as integrations with other business applications.                                                Standard integrations with office, email, CAD and Geographic Information Systems (GIS) applications enable users to work from within these desktop environments, yet seamlessly access the full functionality of eB. Full access is also provided over the Internet using standard web browsers enabling global collaboration and access to information anytime, anywhere to authorized users. Any one or all of the components of eB can be deployed, depending on a customer’s specific requirements.

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

4.               Rapid deployment using standard “out-of-the-box” interfaces and applications resulting in a fast return on investment.

5.               A single point of contact and support for the technology, which results in potentially fewer problems with software upgrades, than might otherwise be encountered in systems that use products from multiple vendors.

6.               Reduced integration effort compared to implementing “best-of-breed” systems using technologies from multiple vendors — an approach that requires learning multiple programming interfaces in an attempt to integrate unrelated products.

7.               Rapid application development and simplified integration with other critical systems such as ERP applications using the powerful eB Business Objects API toolkit.

Strategy

•        Business Model

The Company is building its business strategies around two core strengths: First, the Company’s software and related services solve critical and recurring problems for companies operating in complex, asset-intensive industries. Second, the Company’s software solutions have clear and significant architectural advantages that enable the Company to offer high value solutions to the Company’s users as well as distinguish itself from its competitors. To capitalize on these strengths, the Company has instituted the strategic initiatives listed below.  Management believes that the successful implementation of these key strategic initiatives will rapidly provide the Company with significantly improved financial metrics and a defensible, leading market position within its rapidly growing market niche.

•        Strategic Initiatives

•                  Continue to Develop and Position eB as a Critical but Complementary Enterprise Platform. Rather than position and market eB as a standalone, mutually exclusive enterprise suite, the Company will continue to promote eB as an essential, high value, high functionality niche platform that complements, rather than supplants, existing/legacy solutions. By positioning eB in this less threatening manner, the

Company not only minimizes repetitive and costly “head-to-head” evaluations with competitors having significantly greater resources, but also enables the conversion of its “competitors” into “partners”.

•                  Continue Investment in the Company’s Direct Sales Force. The Company currently employs a dual sales model comprised of both a direct sales force and select partners and re-sellers. Vertical markets targeted by the Company’s direct sales force are those: 1) in which the Company has market domain expertise, and 2) that have a limited number of end-user customers that can be effectively penetrated and profitably served by its relatively small sales force.

The Company plans to grow revenues through its direct sales force by:

i)                                         Adding senior business development executives with extensive market contacts within each of the Company’s targeted vertical markets in the US and UK/Europe. In addition, the Company plans to allocate additional resources to support these key persons with adequate staffs and budgets to leverage their effect in the market.

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

•                  Enter New Markets Through Increased Investment in and Expansion of Strategic Partnerships. To expand into new markets, the Company seeks to increase its key strategic relationships with system integrators and channel partners having significantly greater resources and immediate access to customers. Because of the Company’s positioning of eB as a complementary rather than replacement or standalone solution, the Company is well positioned to create win-win relationships with its direct/indirect competitors. Ultimately, the end-users benefit with higher value solutions that truly address their critical information requirements. Properly implemented, this strategy affords the Company new, relatively immediate, incremental, high margin revenues with substantially reduced investment. However, for this strategy to be successful, the Company must allocate resources for the additional demands placed on the Company. In particular, the Company must invest in: 1) product development to assure eB integrates easily with those of the expanding partner network, and 2) sales, marketing and customer support resources to train, coordinate, and support a growing partnership network and base of end-users.

•                  Outsource Non-Core Operations.  The Company plans to continue its program of outsourcing non-core service functions. Services presently outsourced include on-site implementation and integration using partners in selected regions and markets. The Company plans to expand these functions to include other regions and markets as well as outsourcing certain non-core software development to Spescom in South Africa. Through careful partner and supplier selection and program coordination, monitoring and implementation, the Company is better positioned to:

i)                                         Allocate its resources to its critical, core functions, and

ii)                                      Focus on the delivery of higher margin services and products such as system design services and Company developed iDCR products.

•                  Opportunistic Investing in Technology. It is the Company’s intention to continue to efficiently execute its plan of organic growth through fiscal 2004. However the Company believes that it may benefit greatly from opportunistic investments that extend eB’s integrated functionality with video, voice and other data. In addition, the continued emergence of the Internet is increasingly pressuring companies to offer portal-based solutions. The Company believes that opportunities for technology acquisitions may speed its software development and improve its strategic market positioning.

•                  Increase Company’s Market Presence. The Company plans to increase the awareness and credibility of the Company and the eB suite within its vertical markets, with its partners, and within the investment and technology analyst communities. To heighten the profile of the Company in its customer markets, the Company plans to engage technology analysts including Gartner, Meta, and Doculabs to prepare industry reports which provide data on the Company’s position in the market, establish validity of new markets and analyze the Company’s solutions vis-à-vis its competitors. In addition, the Company plans to increase its attendance and participation in industry conferences, trade shows and seminars.

Customers

The Company is primarily active in markets characterized by customers that have extensive assets and infrastructures that need to be managed throughout their life cycles. The target markets specifically include:

•                  Utilities (power, water and gas)

•                  Transportation (air, rail and sea)

•                  Telcos

•                  Public Sector/Local Government

•                  Process Manufacturing

•                  Pharmaceuticals

Enterprises within these markets are highly regulated and operate extensive and complex assets and infrastructures that form the foundation for the products and services they provide to their customers and for generating revenues. For example, telcos operate an extensive communications infra-structure for providing voice and data communications services, rail transportation companies operate a complex rail network including tracks, signaling, electrification, etc. and utilities or public sector enterprises operate power, water or gas distribution networks.

The following are examples of customers who are using the Company’s products:

 Utilities. Within the utilities industry, countless documents relating to plant management, facility maintenance and support, transmittal processing and tracking and statutory compliance must be current and readily available at all times. Furthermore, with pending deregulation, utilities are under increasing pressure to minimize their costs. The Company has installed information management solutions at utilities around the world. In one example, a commercial utility was relying on more than 2,000,000 microfilm documents, 750,000 paper documents and 110,000 aperture cards (a form of microfilm technology) for its daily operations. Beginning in the engineering department, the Company added a document management solution containing its TIE-Technology, which transformed the paper system into an integrated part of the utility’s existing applications, including its workflow applications. The utility purchased a license for an enterprise-wide deployment covering 2,000 individual users. The Company’s solution enables all current and historic plant records, including those generated by word processors and spreadsheet programs, to be readily available throughout the utility.

 Transportation.  In the rail transportation segment, countless documents relating to scheduling, structures, track and signaling must be current and readily available at all times. For example, one of the world’s oldest and largest public transportation systems had more than 3,000,000 maintenance and safety documents stored on aperture cards and microfiche, and manual handling processes were straining efficient operation. The Company’s information management solution now enables users quick access to all documents on-line, including the documents described above as well as accounts payable and invoice records, internal letters and memoranda and other business records, with additional search, optical character recognition (“OCR”) and e-mail functionality. Today, the system can be accessed and operated by over 1,500 individual users who can retrieve critical business information whenever necessary on a near-instantaneous basis, thereby enabling this public transportation system to better ensure regulatory compliance.

Public Sector / Local Government. Local authorities constantly face the challenges of complying with safety, environmental and fiscal regulations. Many of these organizations have used eB to control their documents and data needed to support these business processes in a highly efficient manner. As an example, a major US metropolitan utilities district has adopted eB as its standard throughout the city and county, and has made extensive use of the interfaces with its Permit Tracking and Geographical Information Systems (GIS). Geo-spatial data is of utmost importance to the safety and security programs currently being developed by all metropolitan authorities. It allows them to accurately identify buildings, powerplants and other structures of high risk, and integrate all available data (e.g. building and evacuation plans, fire surveys, threat assessments) into police, fire and rapid response systems. eB’s ability to store this information and make it available in context to geographical location, forms a critical components of a solution for safety and security in local government.

A small number of customers has typically accounted, and will continue in the future to account, for a large percentage of the Company’s annual revenues.  Network Rail accounted for 19% of the Company’s revenue for fiscal 2003 and 2002, while Network Rail and Structural Dynamics Research Corporation  customers accounted for 15% each or 30% of the Company’s revenue for fiscal 2001.

Sales and Marketing

•        Direct sales

The Company focuses its direct sales force on select vertical markets with compelling business needs for the Company’s information management solutions. The Company has established a strong market presence in the utility, manufacturing, transportation and other processing industries both domestically and internationally. The Company’s strategy is to continue its direct sales and marketing to increase its market penetration in these industries as well as in certain other select vertical markets, including telecommunication providers, aircraft maintenance and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, financial institutions, property management companies and architecture firms. As of September 30, 2003, the Company’s sales and marketing organization consisted of 11 employees, 7 based in the U.S. and 4 based in the UK. The Company’s field sales force regularly conducts presentations and demonstrations of the Company’s suite of products to management and users at customer sites as part of the direct sales effort. Sales cycles for the Company’s products generally last from six to twelve months.

•        Indirect distribution channels

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company.  Sales through indirect channels amounted to $654,000 or 9% and $749,000 or 7% of total sales for fiscal years 2002 and 2001, respectively.  Sales through indirect channels for fiscal year 2003 amounted to $214,000 or 3% of total sales.

The Company’s strategy is to further grow and develop its VAR, systems integrator and OEM channels which are primarily targeted at the industries and geographic regions not covered by its direct sales force in order to reach the broadest customer base. The VARs and systems integrators are an integral part of the Company’s distribution strategy as they are responsible for identifying potential end-users, selling the Company’s products to end-users as part of a complete hardware and software solution, customizing and integrating the Company’s products at the end-user’s site and supporting the end-user following the sale.

The Company is seeking to establish and/or expand its relationships with vendors that supply complimentary technologies, including EAM vendors such as Indus and MRO/Maximo, ECM vendors such as Documentum, GIS vendors such as ESRI and CAD vendors such as AutoDesk and Bentley among others.

Customers, VARs, systems integrators and OEMs may not continue to purchase the Company’s products. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Services and Support

The Company believes that a high level of services and support are critical to its performance. As a result, the Company maintains a telephone hotline service to provide technical assistance and software support directly to its end-users on an as-needed basis. The Company also provides technical support, maintenance, training and consulting to its VARs, systems integrators and OEMs, which in turn provide technical support services directly to end-users. These services are designed to increase end-user satisfaction, provide feedback to the Company as to end-users’ demands and requirements and generate recurring revenue. The Company deployed its eSupport website during 2001 enabling customers and partners to obtain support on a self-service basis. The Company plans to continue to expand its support programs as the depth and breadth of the products offered by the Company increase.

•        VARs, Systems Integrators and OEM support

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

•        Warranty

The Company generally includes a 90-day limited warranty with software licenses. During the warranty period, end-users are entitled to corrections for documented program errors. The services provided during the warranty period may be extended by the end-user entering into the Company’s software maintenance program.

Product Development

The Company’s product development efforts are focused on providing customers with the most technologically advanced solutions for their document, configuration and records management needs. The Company believes that the marketplace is rapidly moving towards demanding that all corporate information, structured and unstructured, simple and complex, be managed in a consistent and controlled manner. Customers are requiring integrated solutions that address critical information management issues in a holistic manner, that can be implemented quickly and provide a rapid ROI. This trend demands that greater functionality is provided “out-of-the-box” thereby reducing the need for multiple products from different vendors and the associated integration and support costs.  It also demands that products work across technology platforms, across the web, business processes and geographic locations to provide real-time information management with integrated document/content, records and configuration management capabilities.

The Company intends to continue to extend its position as a technology leader in developing and marketing integrated document, configuration and records management solutions. The Company intends to do this by continuing to enhance the features and functionality of its current products, including tools to allow users to customize the GUIs, designing additional APIs to simplify tailoring by both users and application developers, administrative tools to enable systems operators to easily setup and make changes to the system and add tighter integration with other third party CAD, GIS and EAM products. Through this enhanced functionality and integration the Company’s products can provide even faster deployment and greater management control of enterprise information. Through leveraging its technology, the Company also plans to introduce new products and product extensions which are complementary to its existing suite of products and which address both existing and emerging market needs.

During 2004, the Company plans to continue to add functionality to eB. The Company intends to focus its development effort on enhancing eB with extended web functionality as well as providing web services using the Microsoft .Net platform. The Company also intends to enhance its records management capabilities to fully comply with DoD5015.2 and other standards. The Company plans to develop specific applications for the vertical markets on which the Company has focused. The Company believes that the modular and open nature of eB provides an excellent platform for these market applications. The Company is a member of the Microsoft Developer Network (MSDN), which allows the Company to properly plan for support of the latest Microsoft environments.

Backlog and Current Contracts

The Company’s contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At September 30, 2003, the Company’s contract backlog was $2,584,000, as compared to $2,877,000 at September 30, 2002. The Company expects the entire September 30, 2003 backlog to be substantially completed in fiscal 2004. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company’s backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

The Company’s contracts with its customers generally contain provisions permitting termination at any time at the convenience of the customer (or the U.S. Government if the Company is awarded a subcontract under a prime contract with the U.S. Government), upon payment of costs incurred plus a reasonable profit on the goods and services provided prior to termination. To the extent the Company deals directly or through prime contractors with the U.S. Government or other governmental sources, it is subject to the business risk of changes in governmental appropriations. In order to reduce the risks inherent in competing for business with the U.S. Government, the Company has directed its government contracts marketing efforts toward teaming with large corporations, who typically have existing government contracts, can alleviate the cash flow burdens often imposed by government contracts and have more extensive experience in and resources for administering government contracts. The Company does not have any contractual arrangements regarding such joint marketing efforts. In the past, such efforts have been pursued when deemed appropriate by the Company and such corporations in response to opportunities for jointly providing systems or services to potential government agency customers.

Patents and Technology

The Company’s success is dependent in part upon proprietary technology. The Company owns certain U.S. and foreign patents covering certain aspects of its document management systems technology, including two patents that enable large format drawings to be rapidly downloaded and viewed over low speed communication links. The Company also owns a patent on technology to allow edit users to make changes to documents without having to specify whether they are working on raster or vector data and a patent for a reviser capability that allows users to modify and store drawing changes in raster and vector format for subsequent review of the original document and each sequential revision.

Employees

As of September 30, 2003, the Company had 46 full-time employees, of whom 9 were engaged in product development, 20 in customer support, implementation and application engineering activities, 11 in sales and marketing and 6 in administration. The Company also utilizes consultants for specific projects. None of the Company’s employees is represented by a labor union. The Company has not experienced work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense and the Company expects that such competition will continue for the foreseeable future. The Company has an incentive stock option plan for granting options to employees as a means of attracting and keeping key individuals. The Company believes that its future success will depend, in large measure, on its ability to continue to attract, hire and retain qualified employees and consultants.

RISK FACTORS

The Company will be controlled by Spescom Ltd. and its subsidiaries (“Spescom”) as long as Spescom owns a majority of the Company’s common stock, and the Company’s other shareholders will be unable to affect the outcome of shareholder voting during such time.

As of September 30, 2003, Spescom owned 30,550,159 shares of common stock, or approximately 67%, of the Company’s outstanding common stock on a fully-diluted basis.  As long as Spescom owns a majority of the Company’s outstanding common stock, Spescom will continue to be able to elect the Company’s entire board of directors and to remove any director, with or without cause, without calling a special meeting.  Moreover, even if Spescom’s percentage ownership of the Company’s common stock drops below 50%, it is likely that Spescom would have sufficient votes to continue to retain control of the Company.  As a result, Spescom will likely continue to control for the foreseeable future all matters affecting the Company, including, but not limited to:

•                  the composition of the Company’s board of directors and, through it, any determination with respect to the Company’s business direction and policies, including the appointment and removal of officers;

•                  the allocation of business opportunities that may be suitable for the Company and Spescom;

•                  any determinations with respect to mergers or other business combinations or extraordinary transactions;

•                  the Company’s acquisition or disposition of assets; and

•                  the Company’s financing.

Spescom is not prohibited from selling a controlling interest in us to a third party.

The Company has borrowed funds from Spescom, which debts are secured by all of the Company’s assets, and the Company may become insolvent if repayment of such debt is due prior to the Company’s ability to obtain funds to repay such debt or if the Company fails to restructure such debt.

At September 30, 2003, the Company owed, including accrued but unpaid interest, an aggregate amount of $504,000 to Spescom.  Interest accrues on such debt at an annual interest rate of 10%, and such debt is secured by a security interest in favor of Spescom on all of the Company’s assets.  Spescom has agreed to extend the maturity date on such debt until October 2004. In November 2003 the Company borrowed an additional $600,000 from Spescom pursuant to a promissory note which accrues interest at an annual rate of 5% and is also secured by all of the Company’s assets.  The note is repayable in two installments of $300,000 due January 31, 2004 and March 31, 2004.  If the Company is unable to generate sufficient cash flow from its operations, secure funds from the capital markets or lenders or restructure its debt to Spescom, the Company will become insolvent.

The Company may not be able to rely on Spescom to fund its future capital requirements, and financing from other sources may not be available on favorable terms or at all.

Although the Company in the past has received funding from Spescom for working capital purposes and Spescom has stated that it intends to continue to provide support to the Company if necessary, such additional financing is not assured.  The Company may need financing in the future and such financing from Spescom or other sources may not be available on favorable terms or at all.  In addition, if Spescom is otherwise able to provide additional loans on terms acceptable to the Company, the funding of such loans may be delayed or prevented by currency exchange regulations of the Republic of South Africa, under which Spescom is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company.

The Company believes its capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and inventory and receivables management.  The Company’s future liquidity will depend on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured.  Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  Management believes that the Company’s current cash and receivables, as well as additional cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital.  However, the Company may not be able to obtain sufficient orders to enable the Company to continue on a cash flow break-even level, which would be necessary to continue operations in the absence of further financing  Future equity financings would be dilutive to the existing holders of the Company’s common stock.  Future debt financings could involve restrictive covenants.

The Company is dependent on sales to a relatively small number of new customers each quarter, so any failure to close a sale to any customer could have a material adverse effect on its quarterly operating results.

A small number of customers has typically accounted, and will continue in the future to account, for a large percentage of the Company’s annual revenues.  Network Rail accounted for 19% of the Company’s revenue for fiscal 2003 and 2002, while Network Rail and Structural Dynamics Research Corporation  customers accounted for 15% each or 30% of the Company’s revenue for fiscal 2001.  Because of the Company’s reliance on sales to relatively few customers, the loss of any sale could have a material adverse effect on the results of its operations on any given quarter.  Additionally, a significant portion of the Company’s revenues has historically been, and is expected in the future to be, derived from the sale of systems to new customers.  If the Company is not successful at obtaining significant new customers or if a small number of customers cancel or delay their orders for its products, then its business and its prospects could be harmed which may cause the price of the Company’s common stock to decline.

The Company’s operating results are difficult to predict and fluctuate substantially from quarter to quarter and year to year, which may increase the difficulty of financial planning and forecasting and may result in declines in the Company’s stock price.

The Company’s future operating results may vary from the Company’s past operating results, are difficult to predict and may vary from year to year due to a number of factors.  Many of these factors are beyond the Company’s control.  These factors include:

•                  the potential delay in recognizing revenue from license transactions due to revenue recognition rules which the Company must follow;

•                  the tendency to realize a substantial amount of revenue in the last weeks, or even days, of each quarter due to the tendency of some of the Company’s customers to wait until quarter or year end in the hope of obtaining more favorable terms;

•                  customer decisions to delay implementation of the Company’s products;

•                  the size and complexity of the Company’s license transactions;

•                  any seasonality of technology purchases;

•                  demand for the Company’s products, which can fluctuate significantly;

•                  the timing of new product introductions and product enhancements by both the Company and its competitors;

•                  changes in the Company’s pricing policy;

•                  the publication of opinions concerning us, the Company’s products or technology by industry analysts;

•                  changes in foreign currency exchange rates; and

•                  domestic and international economic and political conditions.

One or more of these factors may cause the Company’s operating expenses to be disproportionately high or the Company’s gross revenues to be disproportionately low during any given period, which could cause the Company’s net revenue and operating results to fluctuate significantly.  The Company’s operating results have fluctuated significantly in the past.  You should not rely on the Company’s annual operating results to predict its future results because of the significant fluctuations to which the Company’s results are subject.

As a result of these and other factors, operating results for any fiscal year are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful in terms of their relation to future performance.  You should not rely upon these comparisons as indications of future performance.  It is likely that the Company’s future quarterly and annual operating results from time to time will not meet the expectations of public market analysts or investors, which could cause a drop in the price of its common stock.

The Company’s market is subject to rapid technological change and if the Company fails to continually enhance its products and services in a timely manner, its revenue and business would be harmed.

The Company must continue to enhance and improve the performance, functionality and reliability of its products and services in a timely manner.  The software industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies, and the emergence of new industry standards and practices that could render the Company’s products and services obsolete.  The Company has experienced product development delays in the past, and may experience delays in the future.  The Company’s failure to continually enhance its products and services in a timely manner would adversely impact its business and prospects.  In the past, the Company has also discovered that some of its customers desire additional performance and functionality not currently offered by its products.  The Company’s success will depend, in part, on its ability to internally develop and license leading technologies to enhance its existing products and services, to develop new products and services that address the increasingly sophisticated and varied needs of its customers, and to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.  The Company’s product development efforts with respect to its eB product suite are expected to continue to require substantial investments by the Company, and the Company may not have sufficient resources to make the necessary investments.  If the Company is unable to adapt its products and services to changing market conditions, customer requirements or emerging industry standards, it may not be able to maintain or increase its revenue and expand its business.

The Company’s lack of product diversification means that any decline in price or demand for its products and services would seriously harm its business.

The eB product suite and related services have accounted for substantially all of the Company’s revenue and this situation is expected to continue for the foreseeable future.  Consequently, a decline in the price of, or demand for, the eB product suite or related services, or their failure to achieve broad market acceptance, would seriously harm the Company’s business.

Significant unauthorized use of the Company’s products would result in material loss of potential revenues and the Company’s pursuit of protection for its intellectual property rights could result in substantial costs to it.

The Company’s software is licensed to customers under license agreements containing provisions prohibiting the unauthorized use, copying and transfer of the licensed program.  Policing unauthorized use of the Company’s products is difficult and, while the Company is unable to determine the extent to which piracy of its software products exists, any significant piracy of its products could materially and adversely affect the Company’s business, results of operations and financial condition.  In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to as great an extent as do the laws of the United States and the Company’s means of protecting its proprietary rights may not be adequate.

The Company relies on third party software products incorporated in its products.  Any loss of use to such third party software could result in delays in the Company’s product shipments.

The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company’s products to perform key functions. There can be no assurances that the developers of such software will remain in business, that they will continue to support their products, that their products will otherwise continue to be available to the Company on commercially reasonable terms or that their products are free from bugs or defects.  The loss of or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which could adversely affect the Company’s business, operating results and financial condition.

If third parties claim that the Company infringes on their patents, trademarks, or other intellectual property rights, it may result in costly litigation or require the Company to make royalty payments.

The Company is not aware that any of its software products infringe the proprietary rights of third parties.  There can be no assurance, however, that third parties will not claim infringement by the Company with respect to its current or future products.  The Company expects that software product developers will increasingly be subject to infringement claims.  Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, consume significant management time or require the Company to enter into royalty or licensing agreements.  Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may face product liability claims from its customers.

The Company’s license agreements with its customers usually contain provisions designed to limit its exposure to potential product liability claims.  It is possible, however, that the limitation of liability provisions contained in the Company’s license agreements may not be effective under the laws of some jurisdictions.  A successful product liability claim brought against the Company could result in payment by the Company of substantial damages, which would harm its business, operating results and financial condition and cause the price of its common stock to fall.

If the Company loses key personnel, or is unable to attract and retain additional key personnel, the Company may not be able to successfully grow and manage its business.

The Company believes that its future success will depend upon its ability to attract and retain its key technical and management personnel.  These employees are not subject to employment contracts.  The Company may not be successful in retaining its key employees in the future or in attracting and assimilating replacement or additional key personnel.  Any failure in retaining and attracting management personnel may impair its ability to rapidly grow and manage its business.

The Company faces intense competition from several competitors and may be unable to compete successfully.

The market for the Company’s products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.  The Company currently encounters competition from a number of public and private companies, including Electronic Document Management System/Enterprise Content Management vendors such as Documentum, FileNet, OpenText, Cimage and Hummingbird; Enterprise Asset Management vendors such as Indus and MRO/Maximo; and to a lesser extent Product Data Management/Product Lifecycle Management vendors such as Matrix I, PTC and EDS.  Many of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company.  The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

The Company also faces indirect competition from systems integrators and VARs. The Company relies on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendation of its products to potential purchasers.  Although the Company seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established, relationships with the Company’s principal competitors.  If the Company were unable to develop and retain effective, long-term relationships with these third parties, the Company’s competitive position would be materially and adversely affected.  Further, these third parties may market software products in competition with the Company in the future and may otherwise reduce or discontinue their relationship with, or support of, the Company and its products.

In addition, database vendors, such as Oracle, IBM and Microsoft are potential competitors in the future if they acquire competitive technology or otherwise expand their current product offerings.  Like the Company’s current competitors, these companies have longer operating histories, significantly greater financial, technical, marketing and other resources and name recognition and a larger installed base of customers than the Company.  Several of these companies, including Oracle, Microsoft, IBM and others, have well-established relationships with the Company’s current and potential customers and strategic partners, as well as extensive resources and knowledge of the enterprise software industry that may enable them to offer a single-vendor solution more easily than the Company can.  In addition, the Company’s competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can.  If the Company cannot respond to its competitors adequately and in a timely manner, then it may be required to reduce prices for its products and could suffer reduced gross margins and loss of market share, any of which could harm its business, prospects, financial condition and operating results, causing the price of its common stock to decline.  In addition, the Company’s past financial losses and customer uncertainty regarding the Company’s financial condition are likely to have a material adverse effect on the Company’s ability to sell its products in the future against competitors.

The Company’s common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

The Company’s common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934.  These requirements may reduce the potential market for the Company’s common stock by reducing the number of potential investors.  This may make it more difficult for investors in the Company’s common stock to sell shares to third parties or to otherwise dispose of them.  This could cause the Company’s stock price to decline.  Penny stocks are stock:

•                  With a price of less than $5.00 per share;

•                  That are not traded on a “recognized” national exchange;

•                  Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•                  In issuers with net tangible assets less than or equal to $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

The Company’s common stock trades sporadically; the market price of the Company’s common stock may be volatile.

The Company’s common stock currently trades sporadically on the OTC Bulletin Board.  The market for the Company’s common stock may continue to be an inactive market, and the market price of the Company’s common stock may experience significant volatility.  The Company’s quarterly results, failure to meet analysts’ expectations, announcements by the Company or its competitors regarding acquisitions or dispositions, loss of existing customers, new industry standards or technology, changes in general conditions in the economy, and general market conditions could cause the market price of the common stock to fluctuate substantially.  In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies.  These price and volume fluctuations often have been unrelated to the operating performance of the affected companies.

Future sales of common stock by the Company’s shareholders, including investors in future offering and Spescom, could adversely affect the Company’s stock price.

The Company has agreed to register the resale of the shares issued as part of a private placement completed in September 2003.  Any sales of these shares or shares of the Company’s common stock issued in any future offering could cause a decline in the price of the Company’s stock.  In addition, Spescom holds 30,550,159 shares of the Company’s common stock on a fully diluted basis as of September 30, 2003, and if it sells its shares of the Company from time to time in the future, the Company’s stock price may be adversely affected.  Spescom also has certain demand and piggyback registration rights relating to 11,757,778 of theses shares.

The exercise of outstanding options and warrants would result in dilution of the Company’s stock.

As of September 30, 2003, the Company had outstanding stock options to purchase approximately 4,555,750 shares of common stock and warrants to purchase approximately 1,108,335 shares of common stock.  In addition in August, 2003, the Company’s board of directors approved issuances of options to purchase an aggregate of 2,580,000 shares of its common stock to officers of the Company, subject to shareholder approval of an increase in the authorized number of shares in the Company’s stock option plan.  If all or a significant number of the options are exercised, shareholders could suffer significant dilution.

The Company is subject to significant foreign currency fluctuations which may have a material adverse effect on the Company’s business and financial results.

Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

ITEM 2. PROPERTIES

The Company’s headquarters are located in San Diego, California. The Company leases 12,192 square feet of a 40,000 square foot building in San Diego. The lease terminates on August 31, 2009 and carries a monthly rent starting at $18,898 in year one, increasing 3% each year to $21,908 in year five.

See Note 11 of the Notes to the Consolidated Financial Statements for further information regarding the Company’s lease commitments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company trades on the OTC Bulletin Board under the symbol “ALTS.” The following table shows, for the calendar quarters indicated, the high and low bid prices of the Common Stock:

	High	Low

Year Ended September 30, 2003
First Quarter	$0.26	$0.10
Second Quarter	0.33	0.14
Third Quarter	0.25	0.15
Fourth Quarter	0.75	0.15
Year Ended September 30, 2002
First Quarter	$0.40	$0.18
Second Quarter	0.37	0.11
Third Quarter	1.10	0.11
Fourth Quarter	0.14	0.07
Year Ended September 30, 2001
First Quarter	$2.00	$0.78
Second Quarter	1.38	0.53
Third Quarter	0.62	0.27
Fourth Quarter	0.45	0.20

On September 30, 2003, there were approximately 900 holders of record of the Company’s Common Stock and the last sale price of the Common Stock as reported on the OTC Bulletin Board on September 30, 2003 was $0.57 per share.

The Company has never paid a dividend on its Common Stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company’s business. Consequently, the Company does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans as of September 30, 2003.  The table includes the 1996 Stock Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,635,750	(1)	$ 0.31	150,212
Equity compensation plans not approved by security holders	2,600,000	(2)(3)	$ 0.24	—
Total	7,235,750	(1)	$ 0.28	150,212

(1)                These shares include 2,580,000 options approved by the Board but subject to shareholder approval of an increase in authorized number of shares under the 1996 Stock Incentive Plan.

(2)                Of these option shares 2,500,000 were granted to an investment consulting firm who is assisting the Company in seeking financing.  The option has an exercise price of $0.22 per share.  One million of the shares are currently vested as a result of the closing of a private placement for $605,000 in September 2003.  The remaining 1,500,000 shares of common stock will vest if the Company consummates a transaction with investors introduced by or through this investment firm that provides the Company with at least $2,400,000 in additional investment capital.  This option will expire on August 15, 2006.

(3)                Of these option shares 100,000 shares were granted in 1999 under a warrant to an investment firm.  The exercise price under the warrant is $0.72 per share.  The warrant expires on December 15, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company. The financial data for each of the years ended September 30, 2003, 2002 and 2001, the nine months ended September 30, 2000 and the year ended December 31, 1999 have been derived from the audited Consolidated Financial Statements. The Company changed its fiscal year from December 31 to September 30 beginning for fiscal year 2000.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

				Nine months ended September 30, 2000	Year ended December 31, 1999
	Years ended September 30,
	2003	2002	2001
	(In thousands except per share data)
Consolidated Statement of Operations Data
Revenues
Licenses	$2,053	$1,958	$4,806	$1,405	$2,046
Services and other	5,309	5,012	6,352	3,849	5,076
Total revenues	7,362	6,970	11,158	5,254	7,122

Cost of revenues
Licenses	690	2,041	1,371	922	1,174
Services and other	2,334	3,218	3,914	1,969	3,142
Total cost of revenues	3,024	5,259	5,285	2,891	4,316

Gross profit	4,338	1,711	5,873	2,363	2,806

Operating expenses:
Research and development	1,494	1,828	1,963	1,362	3,137
Marketing and sales	2,452	3,479	4,100	1,144	1,818
General and administrative	1,410	1,809	1,276	584	2,582
	5,356	7,116	7,339	3,090	7,537
Loss from operations	(1,018)	(5,405)	(1,466)	(727)	(4,731)

Nonrecurring loss on conversion of debt to preferred stock	(1,499)	—	—	—	—
Interest and other income	4	7	182	40	282
Interest expense	(491)	(371)	(28)	(207)	(609)

Net loss	$(3,004)	$(5,769)	$(1,312)	$(894)	$(5,058)

Basic and diluted net loss per share	$(0. 10)	$(0.19)	$(0.04)	$(0.05)	$(0.50)

Shares used in computing basic and diluted net loss per common share	31,100	30,842	30,792	22,768	10,956

	September 30,				December 31, 1999
	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data
Working deficit	$(3,880)	$(2,972)	$(2,468)	$(2,205)	$(5,293)
Total assets	1,230	2,508	4,256	6,040	4,981
Long-term obligations	566	4,891	1,377	—	5,473

Convertible preferred stock	6,790	—	—	—	3,423
Shareholders’ (deficit) equity	(10,931)	(7,145)	(1,295)	234	(9,797)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward –Looking Statements

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

Software license and third party product revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection is probable. In cases where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. For new software products where a historical record has not yet been demonstrated that acceptance is perfunctory, the Company defers recognition of revenue until acceptance has occurred. If an undelivered element of the arrangement exists under the license arrangement, a portion of revenue is deferred based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered element until delivery occurs.  If VSOE does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.  Annual maintenance revenues, which consist of ongoing support and product updates, are recognized on a straight-line basis over the term of the contract. Payments received in advance of performance of the related service for maintenance contracts are recorded as deferred revenue. Revenues from training and consulting services are recognized when the services are performed and adequate evidence of providing such services is available. Contract revenues for long-term contracts or programs requiring specialized systems are recognized using the percentage-of-completion method of accounting, primarily based on contract labor hours incurred to date compared with total estimated labor hours at completion. Provisions for anticipated contract losses are recognized at the time they become known.

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

•                                          Discounts given for each element of a contract

•                                          Any commitments made as to installation or implementation of “go live” dates

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

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. Management believes that no significant concentrations of credit risk existed at September 30, 2003. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, the Company may be required to book additional bad debt expense which could have a material adverse effect on our business, results of operations and financial condition for the periods in which such additional expense occurs.

Results of Operations

The following table sets forth the percentage relationship to total revenues of items included in the Company’s Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001.

	Years ended September 30,
	2003	2002	2001
Revenues
Licenses	28%	28%	43%
Services and other	72%	72%	57%
Total revenues	100%	100%	100%

Cost of revenues
Licenses	9%	29%	12%
Services and other	32%	46%	35%
	41%	75%	47%

Gross profit	59%	25%	53%

Operating expenses:
Research and development	20%	26%	18%
Marketing and sales	33%	50%	37%
General and administrative	19%	26%	11%
	72%	102%	66%

Loss from operations	(14)%	(78)%	(13)%

Nonrecurring loss on conversion of debt to preferred stock	(20)%	(0)%	0%
Interest and other income	0%	0%	2%
Interest expense	(7)%	(5)%	0%

Net loss	(41)%	(83)%	(12)%

Revenues

Licenses Revenues

(in thousands)

	2003	Change	2002	Change	2001
License revenues	$2,053	5%	$1,958	(59)%	$4,806
Percentage of total revenues	27.9%		28.1%		43.1%

License revenues increased by $95,000, or 5%, in fiscal 2003 from fiscal 2002 as a result of an increase in number of licenses sold.  The increase was due to higher sales of the eB product suite as a result of customers expanding their existing software systems and software orders from new customers in response to an increase in demand for a comprehensive content management solution needed for business process compliance, corporate record keeping and enterprise collaboration.

We anticipate that the demand for our products will continue to increase if overall economic conditions continue to strengthen and an increase in overall demand for enterprise document, configuration and records management software solutions.  We expect license demand to increase as we see a growing trend of customers requiring a single platform to fulfill compliance requirements, which includes legislative regulations for document archiving and record keeping.

A small number of customers has typically accounted for a large percentage of the Company’s annual revenues. Network Rail, formerly Railtrack, accounted for 19% of revenue for fiscal 2003 and 2002, while Network Rail and Structural Dynamics Research Corporation accounted for 15% each, or 30%, of revenues for fiscal 2001. The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Service and Other Revenues

(in thousands)

	2003	Change	2002	Change	2001
Service and other revenues	$5,309	6%	$5,012	(21)%	$6,352
Percentage of total revenues	72.1%		71.9%		56.9%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to design studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenue increased $297,000, or 6%, in fiscal 2003 from fiscal 2002 due to sales to several new customers which require more services that typically include a design study, integration with other business systems and training.  Non-maintenance service revenue increased $572,000, or 32% in fiscal 2003.  This increase was offset by a decrease of $272,000, or 8% in maintenance revenue.  The increase in non-maintenance service revenue was due to the increase in sales of eB by customers implementing new information technology projects.  The decrease in maintenance revenue is the result of customers who have downsized their organizations and lowered their maintenance requirements.

While license revenues decreased $2.8 million or 59% in fiscal 2002 from fiscal 2001, services and other revenue decreased $1.3 million or 20% in the same period.  The decrease in license revenue had the greatest impact on non-maintenance services revenue which decreased $935,000 or 35%, from $2.7 million in fiscal 2001 to $1.8 million in 2002.  Maintenance revenue decreased $405,000 or 11% to $3.2 million in fiscal 2002 from $3.7 million in fiscal 2001 primarily due to customers who had decreased their maintenance requirements consistent with the downsizing of their organizations as a result of the poor economic environment.

The continued growth in service and other revenues depends in large part on the growth of our software license revenues, while the growth of our maintenance revenue depends on the growth of our software license revenues in addition to the renewals of maintenance agreements by our existing customer base

Cost of Revenues

Cost of Licenses Revenues

(in thousands)

	2003	Change	2002	Change	2001
Cost of license revenues	$690	(66)%	$2,041	49%	$1,371
Percentage of license revenues	33.6%		(4.2)%		28.5%

Cost of licenses revenues consists of costs associated with reselling third-party products and amortization of internal software development costs.

Cost of license revenue decreased by $1,351,000, or 66%, in fiscal 2003 compared to fiscal 2002 due to a decrease in amortization of $1,436,000 as a result of the write-down in 2002 of capitalized costs associated with certain older software products.  The decrease was partially offset by an increase in third-party software costs of $87,000 relating to an increase in license sales in fiscal 2003.  The overall decrease in cost of license revenues resulted in an improvement in gross profit percentage of license revenues to 66% for fiscal 2003 as compared to 49% for fiscal 2002.

Costs of license revenues increased by $670,000, or 49%, in fiscal 2002 compared to fiscal 2001, due to the write-down of capitalized costs associated with certain older software products of $865,000 in fiscal 2002.  The increase was partially offset by a decrease in third party software costs as a result of the decrease in license revenues.  The large increase in cost of license revenue resulted in a gross profit loss of 4% for fiscal 2002 versus a gross profit percentage of 71% in fiscal 2001.

We expect the cost of license revenues to decrease in absolute dollar amount and as a percentage of overall license revenue because the fixed costs will be less than the prior year due to the significant portion of capitalized software becoming fully amortized.

Cost of Services and Other Revenues

(in thousands)

	2003	Change	2002	Change	2001
Cost of services and other revenues	$2,334	(27)%	$3,218	(18)%	$3,914
Percentage of total revenues	44.5%		64.2%		61.6%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenue decreased $884,000, or 27%, in fiscal 2003 compared to fiscal 2002.  Gross profit from services and other revenue as a percentage of services and other revenues improved to 56% in fiscal 2003 as compared to 36% in fiscal 2002.  The improvement from fiscal 2002 to fiscal 2003 reflects a full year of benefits derived from the Company’s restructuring implemented in March 2002.  The effect of personnel reductions decreased payroll and related expenses by $486,000 from fiscal 2002 to fiscal 2003.  In addition, third party costs, including maintenance, consultants and travel decreased by $282,000 from fiscal 2002 to fiscal 2003.

Cost of services and other revenues decreased $696,000, or 18%, in fiscal 2002 from fiscal 2001.  Approximately $500,000 of the decrease is due to the cost savings from the restructuring the Company implemented in March 2002.  The decision to restructure was in response to the decrease in orders experienced by the Company from fiscal 2001 to 2002.  In addition, the Company utilized fewer services from third party consultants that resulted in a decrease of $180,000 in third party services costs.  Gross profit percentage from services and other revenue also decreased to 36% in fiscal 2002 as compared to 38% in fiscal 2001 due to the lower margins the Company experienced in the first six months of fiscal 2002 before the Company reduced costs to a level consistent with the decrease in service revenues.

We expect the cost of service and other revenues to fluctuate in absolute dollar amount and as a percentage of overall service and other revenues  consistent with fluctuations in non-maintenance  services revenues.

Operating Expenses

Research and Development

(in thousands)

	2003	Change	2002	Change	2001
Research and development expenses	$1,494	(18)%	$1,828	(7)%	$1,963
Percentage of total revenue	20.3%		26.2%		17.6%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses decreased $334,000, or 18%, in fiscal 2003 compared to fiscal 2002 and decreased $135,000, or 7%, in fiscal 2002 compared to fiscal 2001.  The decreases are due to the reduction of personnel and associated costs as part of the restructuring the Company implemented in March 2002.  Since the restructuring was implemented in mid-year of fiscal 2002 the decrease of $362,000 in fiscal 2003 reflects a full year effect from the reduction in personnel while the decrease of $135,000 in fiscal 2002 reflects only an impact of six months.     The reductions were implemented with a view to retaining the Company’s core technological competencies and maintaining its abilities to continue to enhance its eB product suite.

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to increase in absolute dollar amounts, but decrease as a percentage of total revenue.

Marketing and Sales

(in thousands)

	2003	Change	2002	Change	2001
Marketing and sales expenses	$2,452	(30)%	$3,479	(15)%	$4,100
Percentage of total revenue	33.3%		49.9%		36.7%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses decreased $1.0 million, or 30%, in fiscal 2003 compared to fiscal 2002 and decreased $621,000, or 15%, in fiscal 2002 compared to fiscal 2001. The decreases are due primarily to the reduction of marketing and sales personnel and associated costs as part of the restructuring the Company implemented in March 2002.  Since the restructuring was implemented in mid-year of fiscal 2002 the decrease of $1.0 million in fiscal 2003 reflects a full year effect from the reduction in personnel while the decrease of $621,000 in fiscal 2002 reflects only an impact of six months. We believe that the reduced sales and marketing expenditures are more in line with current revenues.

Marketing and sales expense will increase in absolute dollar amounts and as a percentage of total revenue as we expand our marketing and sales efforts and incur additional personnel costs as a result of anticipated increase in headcount for the direct sales staff.

General and Administrative

(in thousands)

	2003	Change	2002	Change	2001
General and administrative expenses	1,410	(22)%	$1,809	42%	$1,276
Percentage of total revenue	19.2%		26.0%		11.4%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses decreased by $399,000, or 22%, in fiscal 2003 compared to fiscal 2002 primarily due to the reduction in general and administrative personnel and their associated costs of $272,000 as a result of the personnel reductions associated with the Company’s restructuring in  March 2002.  In addition, the general and administrative expense was reduced by the Company lower its  allowance for bad debt by $78,000 reflecting the decrease in the gross accounts receivable balance from yearend 2002 to 2003.

General and administrative expenses increased by $533,000, or 42% in fiscal 2002 compared to fiscal 2001 was due primarily to general and administrative expense in 2001 included a  benefit totaling  $485,000 from a reduction in the estimated liability for certain disputed vendor payables.  The increase in fiscal 2002 was partially offset by a decrease in personnel costs of $272,000 associated with the Company’s restructuring implemented in March 2002.

General and administrative expenses will decrease in absolute dollar amount and as a percentage of total revenue due to a reduction in facility costs as a result of a move to a smaller facility.

Interest and Other Income

Interest and other income was $4,000 for fiscal 2003 and $7,000 for fiscal 2002, respectively.  The decrease of $182,000 in fiscal 2002 from 2001 is primarily due to fiscal 2001 results included the recognition of a deferred gain of $125,000 on sale of the Company’s interest in a subsidiary. In addition, the Company’s investment balances decreased from 2001 to 2002 resulting in a decrease of $50,000 in interest income.

Interest Expense

Interest expense totaled $491,000 for fiscal 2003, $371,000 for fiscal 2002, and $28,000 for fiscal 2001. The increase for fiscal 2003 and fiscal 2002 is due to additional interest expense on the Company’s higher debt balances owed to Spescom during 2003 and 2002.

Liquidity and Capital Resources

At September 30, 2003, the Company’s cash and cash equivalents totaled $333,000 as compared to $87,000 at September 30, 2002, and its current ratio (current assets divided by current liabilities) was .19 at September 30, 2003.

In fiscal 2003, cash used in investing activities totaled $43,000, primarily for acquisitions of computer software and equipment while cash provided by financing activities totaled $574,000, primarily from a private placement financing. Cash used in operating activities totaled $233,000 primarily relating to the net operating loss for fiscal 2003.

The Company has received loans from Spescom in the past to meet its obligations.  The outstanding balance of its loans from Spescom decreased from $4,881,000 at September 30, 2002 to $504,000 at September 30, 2003 due to the conversion of the majority of the loans to Series F Preferred Stock.  Such loans are secured by all of the assets of the Company and are due in October 2004.  See “Related Party Transactions” below.

In fiscal year 2003, Spescom has supported the Company’s operations by extending the due dates of notes payable and by converting $5.3 million in debt owed to Spescom to preferred stock.  Spescom has the ability and will continue to fund the Company’s operations through October 1, 2004, if necessary.  In addition, if Spescom were to provide additional loans on terms acceptable to the Company, the funding of such loans may be delayed or prevented by currency exchange regulations of the Republic of South Africa, under which Spescom is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company. Spescom is presently unaware of any reason why such Reserve Bank approval should not be given.

In March 2002, the Company approved and implemented a plan to focus on core activities and substantially reduce costs that were more consistent with levels of revenues being achieved at the time.  The plan consisted of involuntary reductions of thirty-eight personnel in sales and marketing, research and development and general and administrative departments.  The Company recorded a one-time charge of  $277,000 to general and administrative expense that was comprised of $263,000 for severance pay and $14,000 for repatriation travel expenses.  The terminations were effective March 31, 2002 and the related severance pay and repatriation travel expenses were paid over a six month period and no adjustments were made to the original liability that was recorded.  As of September 30, 2002, all amounts accrued in conjunction with the terminations had been paid and no liabilities related to the restructuring remained outstanding.  In addition, the Company experienced a savings of $1,480,000 in the first and second quarters of fiscal 2003 as a result of the reduction in personnel costs implemented in March 2002.

Although the personnel reductions in March 2002 reduced the Company’s research and development, marketing and sales capabilities, management believes that the reduced levels of research and development, marketing and sales costs are consistent with the level of revenues currently being achieved. Moreover, the Company believes such reductions were implemented with a view to maximizing the Company’s ability to continue to maintain and support its eB product suite, while at the same time pursuing opportunities for sales of new eB core systems to new customers. The Company’s future liquidity depends on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured. Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  The Company’s financial position can be a factor in attracting new customers.  In an effort to strengthen the Company’s financial condition and provide capital for expanding marketing and sales capabilities, the Company will continue to explore additional equity or debt financing from third parties.  There can be no assurance that additional financing will be available or that the terms of such financing will be acceptable to the Company.  The Company believes that its current cash and receivables, as well as additional cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital. However, the Company may not be able to obtain sufficient orders to enable the Company to continue on a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.

Net Operating Loss Tax Carryforwards

As of September 30, 2003, the Company had a net operating loss carryforward (“NOL”) for federal income tax purposes of $34,950,000, which expires over the years 2003 through 2022. The Company also had a NOL carryforward for state income tax purposes of $7,182,000, which expires over the years 2002 through 2011. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $586,000, which will substantially expire in the years 2003 through 2011. Under the Internal Revenue Code of 1986, as amended (the “Code”), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 20 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 20 years to offset future income taxes. As a result of the issuances of shares to Spescom in the past, an additional ownership change occurred in April 2000. The Company’s ability to utilize the consolidated NOL in future years will be limited pursuant to Internal Revenue Code Section 382. The annual limitation is approximately $1,159,000.

Certain Factors that May Affect Future Results

Foreign Currency

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. In fiscal 2003, revenues form the United States were 58% of total revenues, and revenues from Europe and other locations were 42% of total revenues.  In fiscal 2002, revenues from the United States were 46% of total revenues, and revenues from Europe and other locations in the world were 54% of total revenues.  In fiscal 2001, revenues from the United States were 60% of total revenues, and revenues from Europe and other locations in the world were 40% of total revenues. The European currencies have been relatively stable against the U.S. dollar for the past several years. As a result, foreign currency fluctuations have not had a significant impact on the Company’s revenues or results of operations. Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

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

Related Party Transactions

Related party liabilities consist of the following:

	September 30,
	2003	2002
Related Party Long-term liabilities:
Notes and accrued interest payable on demand —Spescom UK	$504,000	$1,669,000
Note and accrued interest payable —Spescom UK	—	1,980,000
Note and accrued interest payable —Spescom	—	1,232,000

	$504,000	$4,881,000

In September 2003 $5,291,000 of debt owed to Spescom and Spescom UK was converted into preferred stock.  The debt converted was comprised of the outstanding principal balance of promissory notes plus accrued but unpaid interest as well as accounts payable due to Spescom UK in the amount of $492,000.  On September 30, 2003, the Company issued 5,291 Series F Convertible Preferred Stock which has a stated value of $1,000 per share.  The Series F preferred stock are convertible into common stock, after 45 days from the issuance date, based on a conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom through September 30, 2008 (See Note 6 to the financial statements included herein).

At September 30, 2003, the Company had two demand notes payable to Spescom UK for $400,000 and $100,000, each bearing an annual interest rate of 10%.  Spescom has agreed that it will not cause Spescom UK to demand repayment under the two notes prior to October 1, 2004.  These notes payable are collateralized by a security interest in favor of both Spescom and Spescom UK in respect of all of the Company’s assets.

During 2002 and 2001 under a royalty arrangement, Spescom resold certain of the Company’s software.  This arrangement was terminated effective October 1, 2002.  For the year ended September 30, 2002 and 2001 the Company recognized royalty revenue of $60,000 and $47,000, respectively. In November 2000 Spescom purchased from the Company $530,000 in software for its internal use.  The Company billed Spescom for certain marketing services totaling $49,000, $52,000 and $26,000 for the year ended September 30, 2003, 2002 and 2001, respectively.

In May 1999 the Company sold a 60% interest in its United Kingdom subsidiary, ASL, to Spescom for $1,000,000. After the transaction, Spescom contributed to ASL some additional businesses from its other subsidiaries primarily in telecommunications industry.  The Company generated a gain of $257,000 on the sale of the ASL subsidiary interest and deferred $125,000 to cover the estimated expense of any warranty claims arising during the two-year warranty period.  Based on the fact that there had been no warranty claims since the sale in 1999, the Company under APB 20 revised its estimate regarding potential warranty claims and recognized the deferred portion of the gain in fiscal 2001.

Spescom provides certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company is billed a monthly fee by Spescom for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities.  For the year ended September 30, 2003, 2002, and 2001 the administrative fees totaled $545,000, $710,000, and $607,000 respectively.  The office rent for the Company’s United Kingdom operations included in the administrative fee totaled $287,000, $262,000 and $215,000 respectively for the year ended September 30, 2003, 2002 and 2001.  The Company purchased engineering consulting services totaling $45,000 from Spescom during the year ended September 30, 2002.  At September 30, 2003 and 2002 the Company had a payable to Spescom of $46,000 and $495,000, respectively.  In 1999, as part of an agreement to sell the 60% interest in ASL to Spescom, the lease for the United Kingdom office facility was to be assigned to Spescom; however, the landlord did not grant its consent to the assignment.  Since 1999 Spescom has paid the lease for the entire office directly to the landlord.  The lease expires in March 2006 and has an annual rent of $530,000.  A portion of the office has been subleased to third party tenants for an annual rent of $252,000.  The sublease also expires March 2006; however the tenant has an option to terminate the lease in February 2004.

Spescom and the Company have entered into a license agreement pursuant to which Spescom has licensed to the Company the right to use the name “Spescom” and to use a trademark owned by Spescom related to certain computer software. The Company will not pay any royalties to Spescom in connection with this license. The license is for an indefinite term, but is terminable by either party upon 60 days prior written notice. Under the license agreement, Spescom has agreed to indemnify and hold harmless the Company and its directors, officers, employees and agents against liabilities arising from any claim brought against the Company that alleges that Spescom’s or the Company’s use of the licensed trademark infringes the rights of any third party, provided that the Company is in material compliance with the provisions of the license agreement.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at September 30, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Notes and Accounts Payable to Spescom	$46,000	$504,000	$—	—	$550,000
Lease commitments	264,000	809,000	508,000	—	1,581,000
Total	$310,000	$1,313,000	$508,000	—	$2,131,000

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2003, 2002, and 2001, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company’s investments include money market accounts as of September 30, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

The Board of Directors

Altris Software, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Altris Software, Inc. as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the three years in the period ended September 30, 2003.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Altris Software, Inc. as of September 30, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended September 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Altris Software, Inc. for each of the three years in the period ended September 30, 2003. In our opinion, this Schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Irvine, California

October 24, 2003 (except for Note 6 and Note 8, as to which the date is November 19, 2003)

ALTRIS SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$333,000	$87,000
Receivables, net	423,000	1,459,000
Other current assets	169,000	244,000
Total current assets	925,000	1,790,000

Property and equipment, net	213,000	215,000
Computer software, net	63,000	420,000
Other assets	29,000	83,000
Total assets	$1,230,000	$2,508,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$405,000	$802,000
Payable to Spescom	46,000	495,000
Accrued liabilities	1,080,000	1,288,000
Lease obligations– current portion	23,000	6,000
Deferred revenue	2,018,000	2,171,000
Fair value of equity instruments redeemable for common stock	1,233,000	—
Total current liabilities	4,805,000	4,762,000

Notes and accrued interest payable to Spescom	504,000	4,881,000
Lease obligations	62,000	10,000
Total liabilities	5,371,000	9,653,000

Convertible preferred stock, $1,000 stated value , 1,000,000 shares authorized; 5,291 shares issued and outstanding in 2003	6,790,000	—

Shareholders’ deficit:
Common stock, no par value, 40,000,000 shares authorized; 33,922,278 and 30,841,590 issued and outstanding in 2003 and 2002	73,676,000	74,465,000
Common stock warrants	278,000	133,000
Accumulated other comprehensive loss	(294,000)	(156,000)
Accumulated deficit	(84,591,000)	(81,587,000)
Total shareholders’ deficit	(10,931,000)	(7,145,000)

Total liabilities and shareholders’ deficit	$1,230,000	$2,508,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2003	2002	2001
Revenues:
Licenses	$2,053,000	$1,958,000	$4,806,000
Services and other	5,309,000	5,012,000	6,352,000
Total revenues	7,362,000	6,970,000	11,158,000

Cost of revenues:
Licenses	690,000	2,041,000	1,371,000
Services and other	2,334,000	3,218,000	3,914,000
Total cost of revenues	3,024,000	5,259,000	5,285,000

Gross profit	4,338,000	1,711,000	5,873,000

Operating expenses:
Research and development	1,494,000	1,828,000	1,963,000
Marketing and sales	2,452,000	3,479,000	4,100,000
General and administrative	1,410,000	1,809,000	1,276,000
	5,356,000	7,116,000	7,339,000

Loss from operations	(1,018,000)	(5,405,000)	(1,466,000)

Nonrecurring loss on conversion of debt to preferred stock	(1,499,000)	—	—
Interest and other income	4,000	7,000	57,000
Interest expense	(491,000)	(371,000)	(28,000)
Gain on sale of interest in subsidiary	—	—	125,000

Net loss	$(3,004,000)	$(5,769,000)	$(1,312,000)

Basic and diluted net loss per common share	$(0.10)	$(0.19)	$(0.04)

Shares used in computing basic and diluted net loss per common share	31,100,000	30,842,000	30,792,000

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
Years Ended September 30, 2003, 2002 and 2001

			Stock Warrants	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Comprehensive Loss

	Common Stock
	Share	Amount

Balance at September 30, 2000	30,291,565	$74,025,000	$718,000	$(3,000)	$(74,506,000)	$234,000
Exercise of stock options	25	3,000	—	—	—	3,000
Issuance of common stock for Assets	550,000	(190,000)	—	—	—	(190,000)
Foreign currency translation adjustment	—	—	—	(30,000)	—	(30,000)	$(30,000)
Net loss	—	—	—	—	(1,312,000)	(1,312,000)	(1,312,000)
Total comprehensive loss							$(1,342,000)
Balance at September 30, 2001	30,841,590	73,838,000	718,000	(33,000)	(75,818,000)	(1,295,000)
Options issued to consultant	—	42,000	—	—	—	42,000
Expiration of warrants	—	585,000	(585,000)	—	—	—
Foreign currency translation adjustment	—	—	—	(123,000)	—	(123,000)	$(123,000)
Net loss	—	—	—	—	(5,769,000)	(5,769,000)	(5,769,000)
Total comprehensive loss							$(5,892,000)
Balance at September 30, 2002	30,841,590	74,465,000	133,000	(156,000)	(81,587,000)	(7,145,000)
Exercise of stock options	55,688	6,000	—	—	—	6,000
Proceeds from private placement	3,025,000	438,000	145,000	—	—	583,000
Reclassification of equity instruments redeemable for common stock to current liabilities (See Note 8)	—	(1,233,000)	—	—	—	(1,233,000)
Foreign currency translation adjustment	—	—	—	(138,000)	—	(138,000)	$(138,000)
Net loss	—	—	—	—	(3,004,000)	(3,004,000)	(3,004,000)
Total comprehensive loss							$(3,142,000)
Balance at September 30, 2003	33,922,278	$73,676,000	$278,000	$(294,000)	$(84,591,000)	$(10,931,000)

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(3,004,000)	$(5,769,000)	$(1,312,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	491,000	1,059,000	1,229,000
Unpaid interest to Spescom	453,000	362,000	—
Nonrecurring loss on conversion of debt to preferred stock	1,499,000	—	—
Impairment of capitalized software	—	865,000	—
Warrants issued to consultant	—	42,000	—
Gain on sale of interest in subsidiary	—	—	(125,000)
Changes in assets and liabilities:
Receivables, net	1,128,000	(239,000)	84,000
Other current assets	(263,000)	514,000	(278,000)
Accounts payable	(401,000)	(261,000)	(521,000)
Payable to Spescom	—	468,000	—
Accrued liabilities	103,000	(622,000)	421,000
Deferred revenue	(238,000)	480,000	(2,462,000)
Other assets	—	10,000	—
Net cash used in operating activities	(232,000)	(3,091,000)	(2,964,000)

Cash flows from investing activities:
Purchases of property and equipment	(31,000)	(25,000)	(50,000)
Purchases of software	(12,000)	(58,000)	—
Net cash used in investing activities	(43,000)	(83,000)	(50,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,000	—	3,000
Proceeds from Spescom loans	—	3,142,000	1,380,000
Proceeds from private placement of common stock	583,000	—	—
Payments on capital lease obligations	(15,000)	—	—
Net cash provided by financing activities	574,000	3,142,000	1,383,000

Effect of exchange rate changes on cash	(53,000)	(25,000)	(33,000)

Net increase (decrease) in cash and cash equivalents	246,000	(57,000)	(1,664,000)
Cash and cash equivalents at beginning of period	87,000	144,000	1,808,000

Cash and cash equivalents at end of period	$333,000	$87,000	$144,000

*See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

ALTRIS SOFTWARE, INC.
Notes to Consolidated Financial Statements – September 30, 2003, 2002 and 2001

Note 1—The Company and Summary of Significant Accounting Policies

The Company

The Company develops markets and supports a suite of integrated document, configuration and records management software products. These products were developed to enable customers in a broad range of industries, including utilities, transportation and state and local governments among others to effectively and efficiently manage, share and distribute critical business information, expertise and other intellectual capital.  The Company is headquartered in San Diego, California with an international sales and support subsidiary in London, UK.

The accompanying consolidated financial statements have been prepared on a going concern basis.  In fiscal 2002 and 2003, Spescom Ltd. and its subsidiaries (“Spescom”), the Company’s majority shareholder since April 2002, provided financial support to the Company.  In fiscal 2002 and 2003 Spescom extended the due dates of notes payable.  In addition, in fiscal 2003 Spescom converted approximately $5.3 million of the $5.8 million in total debt owed by the Company into preferred stock (see Note 6).  Spescom has stated that it has the ability and intends to fund the Company’s operations through October 1, 2004 if necessary, subject to (a) such funding being in the form of a loan under a promissory note and security agreement substantially in the form previously entered into between the Company and Spescom on November 18, 2003 and March 15, 2002, respectively; and (b) Spescom obtaining South African Foreign Exchange and Reserve Bank approval.  Spescom is presently unaware of any reason why such Reserve Bank approval should not be given.

The Company’s future liquidity depends on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured. Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  The Company’s financial position can be a factor in attracting new customers.  In an effort to strengthen the Company’s financial condition and provide capital for expanding marketing and sales capabilities, the Company will continue to explore additional equity or debt financing from third parties.  There can be no assurance that additional financing will be available or that the terms of such financing will be acceptable to the Company.  The Company believes that its current cash and receivables, as well as additional cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital. However, the Company may not be able to obtain sufficient orders to enable the Company to continue on a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.

Principles of Consolidation

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned United Kingdom subsidiary, Spescom Software, Ltd. All significant intercompany balances and transactions have been eliminated.

Foreign Currency

The functional currency of the Company’s United Kingdom subsidiary is the pound sterling. Assets and liabilities are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect for the period. Net currency exchange gains or losses resulting from such translations are excluded from net income and are accumulated in a separate component of shareholders’ deficit as accumulated other comprehensive income(loss). Gains and losses resulting from foreign currency transactions, which are not significant, are included in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, the viability of recognizing deferred income tax assets, capitalized software costs and the valuation of equity instruments, and the allowance for doubtful accounts.

Revenue Recognition

The Company’s revenues are derived from sales of its document and configuration management systems that are primarily composed of software and services, including maintenance, training and consulting services, and third party software and hardware. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software

Revenue Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101.

Software license and third party product revenues are recognized upon shipment of the product if no significant vendor obligations remain and collection is probable. In cases where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. For new software products where a historical record has not yet been demonstrated that acceptance is perfunctory, the Company defers recognition of revenue until acceptance has occurred.   If an undelivered element of the arrangement exists under the license arrangement, a portion of revenue is deferred based on vendor-specific objective evidence (VSOE) of the fair value of the undelivered element until delivery occurs.  If VSOE does not exist for all undelivered elements, all revenue is deferred until sufficient evidence exists or all elements have been delivered.  Annual maintenance revenues, which consist of ongoing support and product updates, are recognized on a straight-line basis over the term of the contract. Payments received in advance of performance of the related service for maintenance contracts are recorded as deferred revenue. Revenues from training and consulting services are recognized when the services are performed and adequate evidence of providing such services is available. Contract revenues for long-term contracts or programs requiring specialized systems are recognized using the percentage-of-completion method of accounting, primarily based on contract labor hours incurred to date compared with total estimated labor hours at completion. Provisions for anticipated contract losses are recognized at the time they become known.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2003 and September 30, 2002, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans, leases and lines of credit approximate their fair values based on current market rates of interest.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. Network Rail, formerly Railtrack, accounted 62% of trade accounts receivable at September 30, 2002.

A small number of customers has typically accounted for a large percentage of the Company’s annual revenues. Network Rail accounted for 19% of revenues for fiscal 2003 and 2002 while Network Rail and Structural Dynamics Research Corporation accounted for 15% each, or 30%, of revenues for fiscal 2001.

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

Software Development Costs and Purchased Software

Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $215,000 and $3,631,000 at September 30, 2003 and September 30, 2002, respectively. The related amortization expense was $368,000, $937,000, and $1,045,000 for the years ended September 30, 2003, 2002 and 2001, respectively.  In 2002, the Company determined that certain of its capitalized software development cost had been impaired in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Based on the expectation that future net cash flows would be less than the carrying amount of the asset, the Company wrote down the capitalized software by $865,000 to its net realizable value.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.  The Company concluded in fiscal 2003 that there were no events or changes in circumstances that would indicate that the carrying amounts of long-lived assets were impaired.

Derivatives

Under Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Index to, and Potentially Settle in, a Company’s Own Stock, the initial balance sheet classification of contracts that require net cash settlement are recorded as assets or liabilities and contracts that require settlement in shares are recorded as equity instruments. At each balance sheet date, the Company reviews contracts and equity instruments that are to be settled in common stock to determine if sufficient common shares are available to satisfy the maximum number of shares that could be required to net-share settle the contracts, among other conditions.  If sufficient common shares do not exist, then certain contracts are reclassified as a liability based on their fair value.  Changes in fair value are accounted for in the statement of operations.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net loss and basic and diluted net loss per share as if the fair value-based method had been applied in measuring compensation expense. The Company applies SFAS No.123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its employee stock-based compensation plan.

In fiscal year 2002, the Company issued 130,000 stock options to a consultant for services and recorded compensation expense of $42,000 based upon the fair value of the options computed using a Black-Scholes model.  No compensation cost was recognized for employee stock option grants during 2003, 2002 or 2001 based upon the intrinsic value method, which were fixed in nature, as the options were granted at exercise prices equal to fair market value on the date of grant. Had compensation cost for the Company’s employee stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No.123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Years ended September 30,
	2003	2002	2001
Net loss used in computing net loss per share
As reported	$(3,004,000)	$(5,769,000)	$(1,312,000)
Add: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(76,000)	(184,000)	(382,000)
Pro forma	$(3,080,000)	$(5,953,000)	$(1,694,000)
Basic and diluted net loss per share
As reported	$(0.10)	$(0.19)	$(0.04)
Pro forma	$(0.10)	$(0.19)	$(0.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2003	2002	2001

Dividend yield	0%	0%	0%
Expected volatility	315%	239%	757%
Risk free interest rate	4.20%	4.90%	5.48%
Expected lives (years)	10	10	10

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) is the change during the year in the deferred income tax asset or liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in the future based on the Company’s current and expected operating results.

Net Loss per Common Share

Basic net loss per common share is computed as net loss divided by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed as net loss divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the year and assumes conversion into common stock at the beginning of each period of all outstanding shares of convertible preferred stock, stock options, warrants and other potential common stock. Computations of diluted net loss per share do not give effect to individual potential common stock for any period in which their inclusion would be anti-dilutive.

Statements of Cash Flows

For 2001, the following assets and liabilities which were acquired from Spescom in October 2001 have been excluded from the cash flow statement (see Note 3):

Accounts receivable, net	$736,000
Other assets	26,000
Property and equipment, net	103,000
Accounts payable	(192,000)
Accrued liabilities	(250,000)
Deferred revenue	(613,000)
Net liabilities assumed	$(190,000)

The following table provides supplemental cash flow information:

	Years ended September 30,
	2003	2002	2001
Supplemental cash flow information:
Interest accrued	$488,000	$362,000	$29,000

Non-cash financing and investing activities:
Acquisition of certain assets and liabilities of Spescom Ltd. U.K.	—	—	$(190,000)
Acquisition of equipment under capital lease.	$84,000	$20,000	—
Conversion of debt and payables owed to Spescom into preferred stock	$5,291,000	—	—
Nonrecurring loss on conversion of debt and payables to preferred stock	$1,499,000	—	—

Note 2—Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 expands on the accounting guidance of FASB Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions in our software license arrangements or to guarantees accounted for as derivatives. The initial recognition and measurement provision are effective prospectively for guarantees issued or modified on or after December 31, 2002 and the disclosure requirements apply to guarantees outstanding as of December 31, 2002.  This interpretation did not have a material effect on our consolidated financial position or results of operations as we currently do not have any guarantees or obligations falling under the scope of Interpretation No. 45.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  This interpretation did not have a material effect on our consolidated financial position or consolidated results of operations as we currently do not have any variable interest entities falling within the scope of Interpretation 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, effective for reporting periods ending after June 30, 2003.  In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS 149 had a material effect on our consolidated financial position or consolidated results of operations.  See Note 8 Derivatives.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have  a material effect on our consolidated financial position or consolidated results of operations as we currently do not have any financial instruments falling within the scope of SFAS No. 150.

Note 3 – Spescom Transaction and Related Parties

Related party liabilities consist of the following:

	September 30,
	2003	2002
Related Party Long-term liabilities:
Notes and accrued interest payable on demand —Spescom UK	$504,000	$1,669,000
Note and accrued interest payable —Spescom UK	—	1,980,000
Note and accrued interest payable —Spescom	—	1,232,000

	$504,000	$4,881,000

In September 2003 $5,291,000 of debt owed to Spescom and Spescom UK was converted into preferred stock.  The debt converted was comprised of the outstanding principal balance of promissory notes plus accrued but unpaid interest as well as accounts payable due to Spescom UK in the amount of $492,000.  On September 30, 2003, the Company issued 5,291 Series F Convertible Preferred Stock which has a stated value of $1,000 per share.  The Series F preferred stock are convertible into common stock, after 45 days from the issuance date, based on a conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom through September 30, 2008 (See Note 6 to the financial statements included herein).

At September 30, 2003, the Company had two demand notes payable to Spescom UK for $400,000 and $100,000, each bearing an annual interest rate of 10%.  Spescom has agreed that it will not cause Spescom UK to demand repayment under the two notes prior to October 1, 2004.  These notes payable are collateralized by a security interest in favor of both Spescom and Spescom UK in respect of all of the Company’s assets.

During 2002 and 2001 under a royalty arrangement, Spescom resold certain of the Company’s software.  This arrangement was terminated effective October 1, 2002.  For the year ended September 30, 2002 and 2001 the Company recognized royalty revenue of $60,000 and $47,000, respectively. In November 2000 Spescom purchased from the Company $530,000 in software for its internal use.  The Company billed Spescom for certain marketing services totaling $49,000, $52,000 and $26,000 for the year ended September 30, 2003, 2002 and 2001, respectively.

In May 1999 the Company sold a 60% interest in its United Kingdom subsidiary, ASL, to Spescom for $1,000,000.   After the transaction, Spescom contributed to ASL some additional businesses from its other subsidiaries primarily in telecommunications industry.  The Company generated a gain of $257,000 on the sale of the ASL subsidiary interest and deferred $125,000 to cover the estimated expense of any warranty claims arising during the two-year warranty period.  Based on the fact that there had been no warranty claims since the sale in 1999, the Company under APB 20 revised its estimate regarding potential warranty claims and recognized the deferred portion of the gain in fiscal 2001.

Spescom provides certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company is billed a monthly fee by Spescom for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities.  For the year ended September 30, 2003, 2002, and 2001 the administrative fees totaled $545,000, $710,000, and $607,000 respectively.  The office rent for the Company’s United Kingdom operations included in the administrative fee totaled $287,000, $262,000 and $215,000 respectively for the year ended September 30, 2003, 2002 and 2001.  The Company purchased engineering consulting services totaling $45,000 from Spescom during the year ended September 30, 2002.  At September 30, 2003 and 2002 the Company had a payable to Spescom of $46,000 and $495,000, respectively.  In 1999, as part of an agreement to sell the 60% interest in ASL to Spescom, the lease for the United Kingdom office facility was to be assigned to Spescom; however, the landlord did not grant its consent to the assignment.  Since 1999 Spescom has paid the lease for the entire office directly to the landlord.  The lease expires in March 2006 and has an annual rent of $530,000.  A portion of the office has been subleased to third party tenants for an annual rent of $252,000.  The sublease also expires March 2006; however the tenant has an option to terminate the lease in February 2004.

Spescom and the Company have entered into a license agreement pursuant to which Spescom has licensed to the Company the right to use the name “Spescom” and to use a trademark owned by Spescom related to certain computer software. The Company will not pay any royalties to Spescom in connection with this license. The license is for an indefinite term, but is terminable by either party upon 60 days prior written notice. Under the license agreement, Spescom has agreed to indemnify and hold harmless the Company and its directors, officers, employees and agents against liabilities arising from any claim brought against the Company that alleges that Spescom’s or the Company’s use of the licensed trademark infringes the rights of any third party, provided that the Company is in material compliance with the provisions of the license agreement.

Note 4—Balance Sheet Information

	September 30,
	2003	2002
Receivables, net:
Receivables	$501,000	$1,615,000
Less: allowance for doubtful accounts	(78,000)	(156,000)
	$423,000	$1 ,459,000

Property and equipment, net:
Computer equipment	$1,175,000	$2,520,000
Machinery and equipment	95,000	239,000
Furniture & fixtures	85,000	183,000
	1,355,000	2,942,000
Less accumulated depreciation & amortization	(1,142,000)	(2,727,000)

	$213,000	$215,000

Accrued liabilities
Accrued vacation	$284,000	$253,000
Payable to customers	208,000	191,000
Employee compensation related expenses	199,000	383,000
Accrued audit/tax fees	130,000	98,000
Sales and VAT taxes payable	48,000	220,000
Other	211,000	149,000
	$1,080,000	$1,294,000

Note 5 – Shares Used in Per Share Computations

	Years ended September 30,
	2003	2002	2001
Shares Used:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	31,100,000	30,842,000	30,792,000

Employee stock options to acquire 2,400,000, 6,000, and 349,000, shares of common stock were outstanding in fiscal years 2003, 2002, and 2001, respectively, but were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

Near year end the Company issued an option to purchase 2,500,000 shares of common stock to an investment consulting firm involved in a private placement completed in September 2003 (see Note 7).  In September 2003, the Company issued 5,291 shares of Series F Preferred Stock with a stated value of $1,000 per share which are convertible into the Company’s common stock at a stated conversion price of $0.45 per share representing a total of 11,757,778 shares of common stock (see Note 6).  In addition in September 2003, the Company issued warrants to participating investors of the private placement to purchase 1,008,335 shares of the Company’s common stock.  The stock options, warrants and convertible preferred stock were excluded from calculations of per share amounts, because their effect was anti-dilutive.

Note 6—Convertible Preferred Stock

Series F Convertible 5% Preferred Stock

On September 30, 2003, the Company issued 5,291 shares of Series F Preferred Stock (the “Preferred Shares”) with a stated value of $1,000 per share in consideration of the cancellation of $5,291,000 of its debt owed to Spescom and its subsidiary (See Note 3).  The Preferred Shares are convertible into the Company’s common stock, no earlier than 45 days from the issuance date, at a stated conversion price of $0.45 per share, subject to certain adjustments to prevent dilution,  representing a total of 11,757,778 shares of the Company’s common stock.  Such conversion may occur at the option of the holder until September 30, 2008.  On that date, any outstanding Preferred Shares not previously converted are to be converted automatically.  Because the number of authorized shares of the Company’s common stock is not currently sufficient for the conversion of all of the Preferred Shares, full conversion is contingent on the amendment of the Company’s certificate of incorporation to increase the number of authorized common shares.  The Company has agreed to obtain approval of such amendment before December 31, 2003, and pursuant to its bylaws, an approval vote of 50% or more is required.  Spescom, the Company’s majority shareholder, has agreed to vote their shares (representing an aggregate of 67% of the total outstanding common shares at September 30, 2003) in favor of the increase in authorized shares.

The Preferred Shares are entitled to a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends per share and interest on all accrued but unpaid dividends.  The Preferred Shares are also entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends, if any, accrue interest at the rate of 8% per annum.  As part of the transaction, Spescom and its U.K. subsidiary received certain demand and piggyback registration rights with respect to the common stock underlying the Preferred Shares.  The holder of each share of preferred stock is entitled to the number of votes equal to the number of shares of common stock which the Preferred Shares is entitled to upon conversion on all matters submitted to the vote of the holders of common stock, and shall vote as a class with the holders of common stock.  In a change of control, merger or sale, the Preferred Shares holders would preserve their conversion rights and would be entitled to the same number and amount of shares immediately prior to such transaction.

The Company recorded an inducement charge of $1,499,000 on the issuance of the Preferred Shares as of the commitment date of September 30, 2003 based on the difference between the carrying value of the debt of $5,291,000 and the fair value of the Preferred Shares of $6,790,000.  The Company determined the fair value of the Preferred Shares at $6,790,000 based on factors including contemporary trading prices and a valuation using the Black-Scholes model. As a result, the effective conversion rate at which the Preferred Shares are convertible into common stock is $0.57 per share.  In addition due to the effective conversion rate exceeding the fair value of the underlying common stock on the date of issuance, there is no beneficial conversion feature associated with the preferred stock.

Note 7—Shareholders’ Deficit

Private Placement

In August 2003, the Company issued a vested three-year option to purchase 1,000,000 shares of the Company’s common stock at $0.22 that expires on August 15, 2005 to an investment consulting firm upon completion of a private placement of at least $600,000.  In September 2003, the Company completed a private placement of 3,025,000 shares of common stock with accredited investors resulting in gross proceeds to the Company of $605,000.   After expenses, net proceeds to the Company totaled $583,000.  In connection with the private placement the investors received 1,008,335 warrants to purchase shares of common stock on a one for one basis at $0.20 per share.  The warrants expire on August 31, 2005.  The investment consulting firm received an additional option to purchase 1,500,000 shares of common stock at $0.22 per share which will vest if the Company consummates a transaction with investors introduced by that firm that provides the Company with at least $2,400,000 in additional investment capital.  The option will expire on August 15, 2005.  In addition, the firm has been granted piggyback registration rights entitling it to have any shares issuable to it by the Company included in any registration statement filed by the Company.  The Company has agreed to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission for the resale of the 3,025,000 shares issued in the transaction, as well as the 1,008,335 shares issuable under the warrants.  The Company expects to file such registration statement by January 31, 2004.

Common Stock for Services

In September 2003, the Company entered into a six-month agreement with a new public relations firm.  In connection with this agreement 90,000 shares of fully-paid non-assessable stock, valued at $0.51 per share or $45,900, is part of the compensation to the firm for its services to the Company.  These shares have not been issued as of September 30, 2003.  The obligation for services received, through September 30, 2003, pending issuance of the shares totaled $8,000 and has been charged to operations with a corresponding amount included in accrued liabilities.

Warrants

At September 30, 2003, there is an outstanding warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.72 per share.  The warrant expires in December 2004.  In addition, in September 2003, warrants were issued to investors to purchase 1,008,335 shares of the Company’s common stock at an exercise price of $0.20 per share in conjunction with a private placement of accredited investors.  The warrants expire in August 2005.  All warrants were recorded based on their fair value at date of issuance determined using a Black-Scholes model. (see Note 8)

Common Stock Options

In September 2003, in connection with the private placement, an investment consulting firm received a vested three-year option to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.22 per share.  This option became vested upon completion of the private placement.  This firm also received an additional option to purchase 1,500,000 shares of common stock at $0.22, which will vest if the Company consummates a transaction with investors introduced by or through this firm investment consulting firm that provides the Company with at least $2,400,000 in additional investment capital.  These options expire on August 15, 2006.

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  At September 30, 2003, the maximum number of shares of Common Stock authorized to be issued were 2,425,000, under the 1996 plan.  As of September 30, 2003, options to purchase 2,055,750 shares are considered outstanding and 150,212 shares are available for grant.   In addition, in August 2003, the Board approved a grant to officers/employees of options to purchase 2,580,000 shares but such grant is subject to shareholder approval of an increase in authorized shares under the 1996 plan.  Consequently, the August 2003 grant to officers/employees is not considered outstanding for accounting purposes.  Spescom, the Company’s majority shareholder and holder of the Preferred Shares,  has agreed to vote in favor of the increase in authorized common shares.

The option vesting period under the plan is determined by the Board of Directors or a Stock Option Committee and usually provides that 25% of the options granted can be exercised 90 days from the date of grant, and thereafter, those options vest and become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the date of grant. Options granted are generally due to expire upon the sooner of ten years from date of grant, thirty days after termination of services other than by reason of convenience of the Company, three months after disability, or one year after the date of the option holder’s death. The option exercise price is equal to the fair market value of the common stock on the date of grant.  Options granted to employees under the 1996 Plan may be either incentive stock options or nonqualified options. Only nonqualified options may be granted to nonemployee directors.

The following table summarizes information about employee stock options outstanding:

	Year ended, September 30,
	2003		2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	1,971,876	$0.45	1,824,750	$0.76	1,065,000	$0.83
Options granted	250,000	0.18	746,126	0.20	839,500.68
Options exercised	(55,688)	0.14	—	—	(7,100)	0.50
Options forfeited	(110,438)	0.21	(599,000)	.89	(72,650)	1.46
Options subject to shareholder approval (1)	2,580,000	0.20	—	—	—	—
Outstanding at end of year	4,635,750	$.44	1,971,876	$.45	1,824,750	$0.74

Options exercisable at end of year	1,454,250		1,205,814		263,910

Weighted average fair value of options during the year	$0.26		$0.15		$.43

(1)  These shares include 2,580,000 options approved by the Board but subject to shareholder approval of an increase in authorized number of shares under the 1996 Stock Incentive Plan.

The following table summarizes information about employee stock options outstanding at September 30, 2003:

	Options Outstanding				Options Exercisable
	Number outstanding at September 30, 2003		Weighted average remaining contractual life	Weighted Average exercise price	Number exercisable at September 30, 2003	Weighted average exercise price
Range of Exercise prices

$ 0.080 to $0.080	15,000		3.85 years	$0.080	7,500	$0.080
$ 0.140 to $0.140	581,000		8.57 years	$0.140	287,000	$0.014
$ 0.180 to $0.180	250,000		9.54 years	$0.180	62,500	$0.180
$ 0.250 to $0.460	315,750		5.08 years	$0.343	290,750	$0.333
$ 0.500 to $0.500	76,000		5.85 years	$0.500	76,000	$0.500
$ 0.531 to $0.531	284,500		7.19 years	$0.531	225,500	$0.531
$ 0.562 to $0.562	212,250		5.63 years	$0.562	212,250	$0.562
$ 0.625 to $0.625	279,500		5.33 years	$0.949	251,000	$0.931
$ 1.313 to $6.380	40,750		6.41 years	$2.067	40,750	$2.067
$ 7.875 to $7.875	1,000		3,97 years	$7.875	1,000	$7.875

$ 0.080 to $7.875	2,055,750	(1)	7.04 years	$0.439	1,454,250	$0.517

(1)          These shares exclude 2,580,000 options approved by the Board but subject to shareholder approval of an increase in authorized number of shares under the 1996 Stock Incentive Plan.

Note 8—Derivatives

At September 30, 2003, the Company did not have a sufficient number of authorized shares of its common stock to satisfy potential exercises of 1,108,335 warrants held by investors and 1,150,000 options held by non-employees.  As a result, the fair value of such equity instruments was reclassified from shareholders' equity to current liabilities.  The fair value of the warrants and options was determined using the Black-Scholes model at the date of reclassification and totaled $1,233,000.  The Company will revalue the warrants and options at each reporting date or upon receipt of shareholder approval for additional authorized common shares.  Changes in fair value will be accounted for in the statement of operations.

Note 9 - Income Taxes:

Deferred tax assets and liabilities are comprised of the following:

	September 30,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$12,479,000	$11,849,000
Research and development costs	891,000	784,000
Depreciation and amortization	124,000	74,000
Inventory	—	530,000
Deferred revenue	530,000	388,000
Accruals	150,000	358,000
Credits	328,000	640,000
Other	(498,000)	(515,000)
Total deferred tax assets	14,004,000	14,108,000
Less valuation allowance	(14,004,000)	(14,108,000)
	$—	$—

The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards ("NOL") which gives rise to uncertainty as to whether the net deferred tax asset is realizable.   The valuation allowance decreased by $104,000 during the year ended September 30, 2003.  Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

As a result of these provisions,

utilization of the NOL may be limited.  There were no significant differences from the Company’s total provision for income taxes as compare to applying the statutory U.S. federal income tax rate for the years ended September 30, 2003, 2002 and 2001.

The Company has NOL carryforwards of $35,332,000 and $5,269,000 for federal and state tax purposes, respectively, which expire over the years 2004 through 2022.   Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004.  For any suspended losses, the carryover period would be extended by one year for losses incurred in tax year beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.  The Company has investment and research activity credit carryforwards aggregating $328,000, which will substantially expire in the years 2004 through 2006.

Note 10—Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software product.

Revenues for the years ended September 30, 2003, 2002 and 2001, by customer location are as follows:

	2003	2002	2001
United States	$4,237,000	$3,464,000	$6,695,000
Europe, primarily United Kingdom	3,072,000	3,207,000	3,781,000
Other International	53,000	299,000	682,000
	$7,362,000	$6,970,000	$11,158,000

Information by geographic location for the years ended September 30, 2003, 2002 and 2001, are as follows:

	United States	Europe and Other	Corporate Research and Development	Consolidated
2003
Revenues	$4,271,000	$3,091,000	$—	$7,362,000
Operating income (loss)	199,000	249,000	(1,466,000)	(1,018,000)
Identifiable assets	941,000	289,000	—	1,230,000

2002
Revenues	$3,464,000	$3,506,000	$—	$6,970,000
Impairment of capitalized software	(865,000)	—	—	(865,000)
Operating loss	(3,334,000)	(243,000)	(1,828,000)	(5,405,000)
Identifiable assets	1,082,000	1,426,000	—	2,508,000

2001
Revenues	$6,695,000	$4,463,000	$—	$11,158,000
Operating income (loss)	118,000	379,000	(1,963,000)	(1,466,000)
Identifiable assets	2,658,000	1,598,000	—	4,256,000

A majority of the Europe and other revenues and operating income (loss) and all of the identifiable assets are attributable to the Company’s subsidiary in the United Kingdom. Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

Note 11—Long Term Obligations and Commitments

The Company leases equipment and office space under non-cancelable operating and capital leases with terms through September 2009.  Annual future minimum payments under capital and operating leases as of September 30, 2003 are as follows:

	Operating Leases	Capital Leases
2004	$233,000	$31,000
2005	241,000	25,000
2006	248,000	22,000
2007	255,000	18,000
2008	259,000	8,000
Thereafter	241,000	—

Total minimum payments	$1,477,000	104,000

Less amount representing interest		(19,000)

Present value of future minimum payments		85,000
Less current portion		(23,000)

Long-term portion		$62,000

Rent expense for the Company’s principal office for the years ended September 30, 2003, 2002, and 2001 was $411,000, $515,000 and $387,000 respectively.  Cost of equipment under capital leases at September 30, 2003 and 2002 was $104,000 and $20,000, respectively.  Accumulated depreciation of equipment under capital leases at September 30, 2003 and 2002 was approximately $17,000 and $4,000, respectively.

In 1999, the Company sold a 60% ownership interest in the Company’s former United Kingdom subsidiary.  Under the sales agreement Spescom Ltd. U.K., a subsidiary of Spescom, agreed to the assignment of the lease for the United Kingdom office facility; however the landlord did not grant its consent to the assignment.  The office facilities for the Company’s U.K. subsidiary are rented from Spescom (See Note 3).

Note 12—Contingencies

The Company’s contingencies included the usual obligations of a software company and may include from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such matters or routine litigation if any, individually or in the aggregate, is not likely to be material to the Company’s consolidated financial position or results of operations.

Note 13—Quarterly Results of Operations (Unaudited)

	Fiscal 2003 Three Months Ended
	December 31	March 31	June 30	September 30 (1)
Revenues	$2,289,000	$1,815,000	$1,902,000	$1,356,000
Gross profit	$1,448,000	$1,190,000	$1,058,000	$642,000
Net loss	$(62,000)	$(378,000)	$(390,000)	$(2,174,000)
Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.07)
Shares used in computing basic and diluted net loss per common share	30,842,000	30,847,000	30,890,000	31,814,000

	Fiscal 2002 Three Months Ended
	December 31	March 31	June 30	September 30 (2)
Revenues	$1,718,000	$1,567,000	$1,831,000	$1,854,000
Gross profit	$475,000	$339,000	$877,000	$20,000
Net loss	$(1 ,887,000)	$(2,077,000)	$(554,000)	$(1,251,000)
Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.02)	$(0.04)
Shares used in computing basic and diluted net loss per common share	30,842,000	30,842,000	30,842,000	30,842,000

(1)                                  The Company recorded a non-recurring loss on the conversion of debt to preferred stock of $1,499,000 during the fourth quarter of fiscal year 2003.

(2)                                  The Company recorded an impairment of capitalized software of $865,000 during the fourth quarter of fiscal year 2002.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in the Proxy Statement for the 2003 Annual Meeting of Stockholder’s set forth under the captions “Directors and Executive Officers” is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement for the 2003 Annual Meeting of Stockholder’s set forth under the captions “Executive Officer Compensation” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Proxy Statement for the 2003 Annual Meeting of Stockholder’s is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  Financial Statements, Schedules, and Exhibits

(1)                                 Financial Statements:

Consolidated Balance Sheets as of September 30, 2003 and 2002

Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001.

Consolidated Statement of Changes In Shareholders’ Deficit for the year ended September 30, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001.

Notes to the Consolidated Financial Statements

(2)                                 Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                                                                                (3)                                 Exhibits and Reports on Form 8-K:

(a)                                  Exhibits

3.1*	Registrant’s Articles of Incorporation, as amended.

3.2*	Registrant’s Bylaws, as amended.

10.1 (1)	Lease between CFD-Mesa Ridge Partners and Altris Software, Inc., dated April 1, 2003.

10.2 (2)	10.0% promissory note due October 15, 2003 in principal amount of $1,235,076 issued by Altris Software, Inc. to Spescom Limited, a South African corporation on February 15, 2002.

10.3 (3)	10.0% promissory note due October 15, 2003 in principal amount of $1,810,383 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on February 15, 2002.

10.4 (4)	Security Agreement between Altris Software, Inc. and Spescom Limited, a United Kingdom corporation, and Spescom Limited, a South African corporation, dated February 15, 2002.

10.5 (5)	10% promissory note due upon demand in principal amount of $400,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on March 15, 2002.

10.6 (6)	Security Agreement dated March 15, 2002 between Altris Software, Inc., a California corporation, and Spescom Limited, a United Kingdom corporation.

10.7 (7)	Pledge Agreement dated March 15, 2002 by and between Altris Software, Inc., a California corporation, Spescom Limited, a United Kingdom corporation, and Solomon Ward Seidenwurm & Smith, LLP.

10.8 (8)	10.0% promissory note due upon demand in principal amount of $500,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on April 19, 2002.

10.9 (9)	10.0% promissory note due upon demand in principal amount of $700,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on May 31, 2002.

31.1	Section 302 Certification by Carl Mostert, Chief Executive Officer

31.2	Section 302 Certification by John W. Low, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-k

We furnished to the SEC reports on Form 8-K on October 1, 2003 and October 10, 2003. The October 1, 2003 Form 8-K was for the purpose of announcing the completion of a private placement with accredited investors. The October 10, 2003 Form 8-K was for the purpose of announcing the issuance of preferred stock in exchange for conversion of debt with our majority shareholder.

(1)                                  Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 14, 2003

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

(3)                                  Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(4)                                  Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(5)                                  Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(6)                                  Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(7)                                  Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(8)                                  Incorporated by reference to Exhibit 10.34 to the Form 10-Q filed on August 14, 2002.

(9)                                  Incorporated by reference to Exhibit 10.35 to the Form 10-Q filed on August 14, 2002.

*                                         Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on December 24, 2002.

ALTRIS SOFTWARE, INC.

By:	/s/ Carl Mostert
Carl Mostert Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Mostert	Director and Chief Executive Officer (Principal Executive Officer)	December 24, 2003
Carl Mostert

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 24, 2003
John W. Low

/s/ D. Ross Hamilton	Director	December 24, 2003
D. Ross Hamilton

/s/ Hilton Issacman	Director	December 24, 2003
Hilton Issacman

/s/ Johann Leitner	Director	December 24, 2003
Johann Leitner

/s/ James Myers	Director	December 24, 2003
James Myers

/s/ Larry D. Unruh	Director	December 24, 2003
Larry D. Unruh

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ALTRIS SOFTWARE, INC.

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
Year ended September 30, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$156,000	—		—		$(78,000	)(e)	$78,000
Allowance for deferred tax benefit	$14,108,000	—		$94,000	(c)	—		$14,004,000

Year ended September 30, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$90,000	$85,000		—		$(19,000	)(a)	$156,000
Reserve for excess inventory	$50,000	—		—		$(50,000	)(b)	—
Allowance for deferred tax benefit	$12,757,000	—		$1,351,000	(c)	—		$14,108,000

Year ended September 30, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$68,000	$37,000	(d)	—		$(15,000	)(a)	$90,000
Reserve for excess inventory	$920,000	—		—		$(870,000	)(b)	$50,000
Allowance for deferred tax benefit	$11,760,000	—		$997,000	(c)	—		$12,757,000

(a)                                  Amount written off

(b)                                 Inventory scrapped or sold at less than cost

(c)                                  Valuation allowance against benefit recorded

(d)                                 Addition to allowance from acquisition of assets and liabilities of Spescom Ltd. U.K.

(e)                                  Reduction in allowance for doubtful accounts due to decrease in gross accounts receivable