Form 10-Q
period 2003-12-31
SPESCOM SOFTWARE INC
filed 2004-02-13
CIK 813747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                     .

Commission File Number 0-15935

SPESCOM SOFTWARE INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3634089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10052 MESA RIDGE COURT, SUITE 100, SAN DIEGO, CA 92121
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

Number of shares of Common Stock outstanding at February 10, 2004: 33,949,343

Number of Sequentially Numbered Pages: 24

SPESCOM SOFTWARE INC.

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPESCOM SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,000	$333,000
Receivables, net	1,548,000	423,000
Other current assets	119,000	169,000
Total current assets	1,740,000	925,000

Property and equipment, net	180,000	213,000
Computer software, net	43,000	63,000
Other assets	29,000	29,000
Total assets	$1,992,000	$1,230,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$671,000	$405,000
Payable to Spescom	146,000	46,000
Preferred stock dividend payable to Spescom	66,000	—
Accrued liabilities	1,186,000	1,080,000
Note and accrued interest payable to Spescom	1,119,000	—
Lease obligations– current portion	22,000	23,000
Deferred revenue	1,830,000	2,018,000
Fair value of equity instruments redeemable for common stock	1,160,000	1,233,000
Total current liabilities	6,200,000	4,805,000

Notes and accrued interest payable to Spescom	—	504,000
Lease obligations	57,000	62,000
Total liabilities	6,257,000	5,371,000

Convertible preferred stock, $1,000 stated value, 1,000,000 shares authorized; 5,291 shares issued and outstanding in 2004 and 2003	6,790,000	6,790,000

Shareholders’ deficit:
Common stock, no par value, 40,000,000 shares authorized; 33,929,343 and 30,841,590 issued and outstanding in 2004 and 2003	73,690,000	73,676,000
Common stock warrants	278,000	278,000
Accumulated other comprehensive loss	(443,000)	(294,000)
Accumulated deficit	(84,580,000)	(84,591,000)
Total shareholders’ deficit	(11,055,000)	(10,931,000)

Total liabilities and shareholders’ deficit	$1,992,000	$1,230,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,
	2003	2002
Revenues:
Licenses	$1,119,000	$921,000
Services and other	1,006,000	1,368,000
Total revenues	2,125,000	2,289,000

Cost of revenues:
Licenses	101,000	275,000
Services and other	553,000	566,000
Total cost of revenues	654,000	841,000

Gross profit	1,471,000	1,448,000

Operating expenses:
Research and development	334,000	351,000
Marketing and sales	605,000	626,000
General and administrative	503,000	408,000
	1,442,000	1,385,000

Income from operations	29,000	63,000

Interest expense	(23,000)	(125,000)
Gain on derivative revaluation	5,000	—

Net income (loss)	$11,000	$(62,000)

Basic and diluted net income (loss) per common share	$0.00	$(0.00)

Shares used in computing basic and diluted net income (loss) per common share	33,929,000	30,842,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended December 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$11,000	$(62,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,000	123,000
Unpaid interest on notes payable	21,000	111,000
Gain on derivative revaluation	(5,000)	—
Changes in assets and liabilities:
Receivables, net	(1,114,000)	916,000
Other current assets	(169,000)	432,000
Accounts payable	258,000	(259,000)
Payable to Spescom	98,000	—
Accrued liabilities	231,000	(501,000)
Deferred revenue	(240,000)	(418,000)
Net cash provided by (used in) operating activities	(852,000)	342,000

Cash flows from investing activities:
Purchases of property and equipment	—	(16,000)
Purchases of software	—	(14,000)
Net cash used in investing activities	—	(30,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	14,000	—
Proceeds from Spescom loans	600,000	—
Payments on capital lease obligations	(6,000)	(2,000)
Net cash provided by financing activities	608,000	(2,000)

Effect of exchange rate changes on cash	(16,000)	(5,000)

Net increase (decrease) in cash and cash equivalents	(260,000)	305,000
Cash and cash equivalents at beginning of period	333,000	87,000

Cash and cash equivalents at end of period	$73,000	$392,000

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2003 and for the three months ended December 31, 2003 and 2002 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.  It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

Note 2 – Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management include revenue recognition estimates, the viability of recognizing deferred income tax assets, capitalized software costs and the valuation of equity instruments, and the allowance for doubtful accounts.  Significant changes in these estimates may have a material impact on the financial statements.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2003 and September 30, 2003, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. Constellation Energy Group accounted for 49% of trade accounts receivable at December 31, 2003.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Constellation Energy Group accounted for 36% of revenue for the three months ended December 31, 2003, while Network Rail and Bechtel, accounted for 27% and 12%, respectively, of revenue for three months ended December 31, 2002.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Software Development Costs and Purchased Software

Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $234,000 and $3,422,000 at December 31, 2003 and 2002, respectively. The related amortization expense was $20,000 and $99,000 for the three months ended December 31, 2003 and 2002, respectively.

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

Derivatives

Under Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Index to, and Potentially Settle in, a Company’s Own Stock, the initial balance sheet classification of contracts that require net cash settlement are recorded as assets or liabilities and contracts that require settlement in shares are recorded as equity instruments. At each balance sheet date, the Company reviews contracts and equity instruments that are to be settled in common stock to determine if sufficient common shares are available to satisfy the maximum number of shares that could be required to net-share settle the contracts, among other conditions.  If sufficient common shares do not exist, then certain contracts are reclassified as a liability based on their fair value.  Changes in fair value are accounted for in the consolidated statements of operations.

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

	For the three months ended December 31,
	2003	2002
Net income (loss) used in computing net loss per share
As reported	$11,000	$(62,000)
Subtract: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(138,000)	(28,000)
Pro forma	$(127,000)	$(90,000)
Basic and diluted net loss per share
As reported	$(0.00)	$(0.00)
Pro forma	$(0.00)	$(0.00)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2003	2002
Dividend yield	0%	0%
Expected volatility	281%	315%
Risk free interest rate	4.27%	4.03%
Expected lives (years)	10	10

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share is computed as net loss divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the year and assumes conversion into common stock at the beginning of each period of all outstanding shares of convertible preferred stock, stock options, warrants and other potential common stock. Computations of diluted net income (loss) per share do not give effect to individual potential common stock for any period in which their inclusion would be anti-dilutive.

Statements of Cash Flows

The following table provides supplemental cash flow information:

	For the three months ended December 31,
	2003	2002
Supplemental cash flow information:
Interest paid	$2,000	$1,400

Non-cash financing and investing activities:
Expiration of stock options in fair value of equity instrument redeemable for common stock	$67,000	$—

Note 3 – Related Parties Transactions

In September 2003 $5,291,000 of debt owed to Spescom and Spescom UK was converted into preferred stock.  The debt converted was comprised of the outstanding principal balance of promissory notes plus accrued but unpaid interest as well as accounts payable due to Spescom UK in the amount of $492,000.  On September 30, 2003, the Company issued 5,291 Series F Convertible Preferred Stock to Spescom with a stated value of $1,000 per share.  The Series F preferred stock are convertible into common stock, beginning 45 days from the issuance date subject to availability of sufficient common shares at a stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom through September 30, 2008.

Related party liabilities consist of the following:

	December 31, 2003	September 30, 2003
	(Unaudited)
Related party liabilities:
Notes and accrued interest payable on demand —Spescom UK	$1,119,000	$504,000

Total liabilities	$1,119,000	$504,000

On November 18, 2003 the Company issued a note payable to Spescom UK with a principal balance of $600,000 bearing interest rate of 5% per annum, with principal payable in two installments of approximately $300,000 plus interest at January 31, 2004 and March 31, 2004.  Interest expense on the note for the three months ended December 31, 2003 amounted to $3,000.  The first payment of $305,000 was made on January 29, 2004 to Spescom UK and the Company expects to make the second payment by the March 31, 2004 due date.  This note is collateralized by a security interest in favor of Spescom UK in respect of all the Company’s assets.

In addition, the Company had two existing demand notes payable to Spescom UK for $400,000 and $100,000, each bearing interest rate of 10% per annum.  Spescom has agreed that it will not cause Spescom UK to demand repayment under the two notes prior to October 1, 2004.  Interest expense on the notes was $15,000 and $42,000 for the three months ended December 31, 2003 and 2002, respectively.  These notes are collateralized by a security interest in favor of Spescom UK in respect of all the Company’s assets.

Spescom provides certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company is billed a monthly fee by Spescom for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities.  For the three months ended December 31, 2003 and 2002, the administrative fees totaled $140,000 and $151,000, respectively.  The office rent for the Company’s United Kingdom operations included in the administrative fee totaled $82,000 and $67,000, respectively for the three months ended December 31, 2003 and 2002.   At December 31, 2003 and 2002 the Company had a payable to Spescom of $146,000 and $46,000, respectively.  In 1999, as part of an agreement to sell the 60% interest in its United Kingdom subsidiary to Spescom, the lease for the United Kingdom office facility was to be assigned to Spescom; however, the landlord did not grant its consent to the assignment.  Since 1999, Spescom has paid the lease for the entire office directly to the landlord.  The lease expires in March 2006 and has an annual rent of $530,000.  A portion of the office has been subleased to third party tenants for an annual rent of $252,000.  The sublease also expires March 2006.

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

Note 4 – Receivables

	December 31, 2003	September 30, 2003
	(Unaudited)
Receivables consist of:
Receivables	$1,630,000	$501,000
Less: allowance for doubtful accounts	(82,000)	(78,000)
	$1,548,000	$423,000

The Company has collected $1,031,000 of the $1,630,000 balance in accounts receivable as of January 31, 2004.

Note 5 – Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

	For the three months ended December 31,
	2003	2002
	(Unaudited)
Net income (loss):
Net income (loss) as reported	$11,000	$(62,000)
Accrual of dividends on convertible preferred stock	(66,000)	—
Net loss used in computing basic and diluted net loss per share	$(55,000)	$(62,000)

Shares Used:
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	33,929,000	33,842,000

Employee stock options to acquire 1,534,000 and 54,000 shares of common stock were outstanding at December 31, 2003 and 2002, respectively.  The shares were not included in the computation of diluted earnings per share in 2002 because their effect was antidilutive.

In September 2003, the Company issued an option to purchase 2,500,000 shares of common stock to an investment consulting firm involved in a private placement and the Company issued 5,291 shares of Series F Preferred Stock with a stated value of $1,000 per share which are convertible into the Company’s common stock at a stated conversion price of $0.45 per share representing a total of 11,757,778 shares of common stock.  In addition in September 2003, the Company issued warrants to participating investors of the private placement to purchase 1,008,335 shares of the Company’s common stock.  The stock options, warrants and convertible preferred stock were excluded from calculations of per share amounts, because their effect would be antidilutive.

Note 6 – Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software product.

Revenues for the three months ended December 31, 2003 and 2002 by customer location are as follows:

	2003	2002
United States	$1,553,000	$1,315,000
Europe, primarily United Kingdom	546,000	951,000
Other International	26,000	23,000
	$2,125,000	$2,289,000

Note 7 - Recent Accounting Pronouncements

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

 In January 2003, the Emerging Issues Task Force (EITF) issued No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. This interpretation is not expected to have a material effect on our consolidated financial position or consolidated results of operations.

 In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) do not have equity investors with voting rights or (b) have equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  This interpretation is not expected to have a material effect on our consolidated financial position or consolidated results of operations as we currently do not have any variable interest entities falling within the scope of Interpretation 46.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, effective for reporting periods ending after June 30, 2003.  In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS 149 had a material effect on our consolidated financial position or consolidated results of operations.  See Note 9 Derivatives.

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

Note 8 – Comprehensive Loss

	For the three months ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Net income (loss)	$11,000	$(62,000)
Other comprehensive loss:
Foreign currency translation loss adjustments	$(149,000)	$(48,000)
Comprehensive loss	$(138,000)	$(110,000)

Note 9—Derivatives

At September 30, 2003, the Company did not have a sufficient number of authorized shares of its common stock to satisfy potential exercises of 1,108,335 warrants held by investors and 1,150,000 options held by non-employees.  As a result, the fair value of such equity instruments was reclassified from shareholders’ deficit to current liabilities.  The fair value of the warrants and options was determined using the Black-Scholes model at the date of reclassification and totaled $1,233,000.  As of December 31, 2003 the total options held by non-employees was reduced by 130,000 options from 1,150,000 to 1,020,000 due to the exercise of 50,000 options and the expiration of 80,000 options.  The Company recognized a gain of $5,000 on the revaluation of the remaining warrants and options as of December 31, 2003   The Company will revalue the warrants and options at each reporting date or upon receipt of shareholder approval for additional authorized common shares.  Changes in fair value will be accounted for in the statement of operations.

Note 10 – Subsequent Events

The Annual Meeting of Shareholders was held on January 30, 2004.  At the meeting, the shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 40,000,000 to 100,000,000 shares.  As a result, the Company will now have a sufficient number of shares of common stock authorized to satisfy potential exercises of 1,108,335 warrants held by investors and 1,150,000 options held by non-employees.  In the second quarter the fair value of such equity instruments of $1,159,000 will be reclassified from current liabilities to equity and a gain of $1,000 will be recognized on the revaluation of the warrants and options to equity.  In addition the preferred stock of $6,790,000 will be reclassified to equity from mezzanine equity.

The shareholder’s also approved a proposal to amend the Company’s 1996 Stock Incentive Plan to increase the aggregate number of shares of common stock reserved for issuance from 2,425,000 to 5,425,000 shares.  In addition, the shareholders approved a proposal to amend the Company’s Articles of Incorporation to change the name of the Company to Spescom Software Inc. from Altris Software Inc.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company retains no continuing obligations on sales to VARs.  Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, the Company may be required to book additional bad debt expense which could have a material adverse effect on our business, results of operations and financial condition for the periods in which such additional expense occurs.

The following table sets forth the condensed consolidated statement of operations expressed as a percentage or total revenue for the periods indicated:

	For the three months ended December 31,
	2003	2002
Revenues
Licenses	53%	40%
Services and other	47%	60%
Total revenues	100%	100%

Cost of revenues
Licenses	5%	12%
Services and other	26%	25%
	31%	37%

Gross profit	69%	63%

Operating expenses:
Research and development	16%	15%
Marketing and sales	28%	27%
General and administrative	24%	18%
	68%	60%

Income (loss) from operations	1%	3%

Interest expense	(1)%	(5)%
Gain on derivative revaluation	(3)%	—

Net Income (loss)	(3)%	(2)%

Revenues

License Revenues

(in thousands)

	2004	Change	2003
License revenues	$1,119	21%	$921
Percentage of total revenues	53%		40%

License revenues increased by $198,000, or 21%, to $1,119,000 from $921,000 for the three months ended December 31, 2003 compared to the same period a year ago.  The increase was due primarily to a sale to a new customer, Constellation Energy Group of $750,000 compared to two sales of $369,000 and $250,000 to Network Rail, formerly Railtrack and Bechtel, respectively in the prior year.  The Company is continuing to see higher sales of the eB product suite as a result of customers expanding their existing software systems and an increase in software orders from new customers in response to a higher demand for a comprehensive content management solution needed for business process compliance, corporate record keeping and enterprise collaboration.

We anticipate that the demand for our products will continue to increase if overall economic conditions continue to strengthen leading to an increase in overall demand for enterprise document, configuration and records management software solutions.  The Company’s license revenues fluctuate from quarter to quarter, but we have experienced and expect to continue to see increased license revenue opportunities as more users are deployed throughout existing customer enterprises and as we make additional sales to new customers.

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various industries, including those targeted directly by the Company.  Sales through indirect channels for the three months ended December 31, 2003 amounted to $110,000 or 5% compared to $20,000, or 1% for the same period in the prior year.

A small number of customers has typically accounted for a large percentage of the Company’s annual revenues. Constellation Energy Group accounted for 36% of revenue for the three months ended December 31, 2003, while.  Network Rail and Bechtel accounted for 27% and 12%, respectively, of revenue for three months ended December 31, 2002.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Service and Other Revenues

(in thousands)

	2004	Change	2003
Service revenues	$1,006	(26)%	$1,368
Percentage of total revenues	47%		60%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to business process studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenue decreased $362,000, or 26%, from $1,368,000 to $1,006,000 for the three months ended December 31, 2003 compared to the same period a year ago.  The non-maintenance portion of service revenue decreased $287,000, or 50% from $568,000 to $281,000.   This decrease is due to in the prior year the Company was working on three large implementation service contracts versus in the current quarter there were no large service contracts.  Also in this quarter the maintenance revenue decreased $75,000, or 10% from $800,000 to $725,000 primarily as a result of customers that decreased their maintenance requirements consistent with the downsizing of their organizations.

As such, we anticipate service and other revenue will fluctuate primarily due to sales to new customers because they require more services that typically include a business process study, integration with other business systems and training.  In addition service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of License Revenues

(in thousands)

	2004	Change	2003
Cost of license revenues	$101	(63)%	$275
Percentage of license revenues	9%		30%

Cost of licenses revenues consists of costs associated with reselling third-party products and amortization of internal software development costs.

Cost of license revenue decreased by $174,000, or 63%, from $275,000 to $101,000 for the three months ended December 31, 2003 compared to the same period a year ago.  The decrease is due to lower third-party software costs of $94,000 due to fewer sales of third-party products as a percentage of total sales.  In addition, amortization expense of capitalized software costs decreased $80,000 as a result of a majority of such costs being fully amortized in fiscal 2003. The overall decrease in cost of license revenues and increase in license revenue resulted in an improvement in gross profit percentage of license revenues to 91% for the three months ended December 31, 2003 as compared to 70% for the same period a year ago.  We expect the cost of license revenues to fluctuate based on customer requirements for third-party software products since these costs have the largest impact on cost of license revenues.

Cost of Services and Other Revenues

(in thousands)

	2004	Change	2003
Cost of services and other revenues	$553	(2)%	$566
Percentage of services and other revenues	55%		41%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs

Cost of services and other revenue decreased $13,000, or 2%, from $566,000 to $553,000 for the three months ended December 31, 2003 compared to the same period a year ago.  The decrease is due to reduced personnel-related costs associated with the decrease in services and other revenues.  The gross profit from services and other revenue as a percentage of services and other revenues decreased to 45% for the three months ended December 31, 2003 as compared to 59% for the same period a year ago due to a 26% decrease in service and other revenues while cost of revenues decreased only 2% due to the total number of personnel dedicated to customer contracts remained relatively unchanged.  We expect the cost of service and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Operating Expenses

Research and Development

(in thousands)

	2004	Change	2003
Research and development expenses	$334	(5)%	$351
Percentage of total revenue	16%		15%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses decreased $17,000, or 5%, from $351,000 to $334,000 for the three months ended December 31, 2003 compared to the same period a year ago.  The decrease was due primarily to the Company’s ability to reduce office space requirements and move the corporate offices into a smaller facility which decreased overall facility costs.

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to remain at the current levels in absolute dollar amounts in the next several quarters.

Marketing and Sales

(in thousands)

	2004	Change	2003
Marketing and sales expenses	$605	(3)%	$626
Percentage of total revenue	28%		27%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses decreased $21,000, or 3%, from $626,000 to $605,000 for the three months ended December 31, 2003 compared to the same period a year ago.  The decrease in marketing and sales expenses is due to the reduction in cost of approximately $51,000 from performing certain marketing and sales services in-house which were previously performed by outside consultants.  The decrease was partially offset by an increase in commissions of $30,000 relating to the large sale in the quarter to Constellation Energy Group.

We expect marketing and sales expense to increase in absolute dollar amounts and as a percentage of total revenue as a result of the planned expansion of our sales and marketing efforts in the next several quarters.

General and Administrative

(in thousands)

	2004	Change	2003
General and administrative expenses	$503	23%	$408
Percentage of total revenue	22%		18%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses increased by $95,000, or 23%, from $408,000 to $503,000 for the three months ended December 31, 2003 compared to the same period a year ago.  The increase was due primarily to increased accounting and legal fees of $87,000 for additional work related to a routine SEC review of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. In addition, the Company incurred additional expense of $34,000 relating to a new public relations firm engaged in September 2003 to elevate the profile of the Company in the investment community.  These increases were offset by reduced facility costs associated with the move of the corporate offices to a smaller facility.

We expect that general and administrative expenses will stay at current levels in the next several quarters in absolute dollar amounts due to the continued benefits of cost oversight keeping general and administrative expenses in line with current revenues.

Interest Expense

Interest expense consists primarily of fixed interest obligations on our outstanding debt to Spescom as well as interest paid on capital lease obligations.  Interest expense was $23,000 for the three months ended December 31, 2003 as compared to $125,000 for the same period a year ago.  The decrease is due to decreased debt balances owed to Spescom due to the conversion of debt to convertible preferred stock in September 2003.

Liquidity and Capital Resources

At December 31, 2003, the Company’s cash and cash equivalents totaled $73,000 as compared to $333,000 for the same period a year ago, and its current ratio (current assets divided by current liabilities) was .31 at December 31, 2003.

For the three months ended December 31, 2003, cash provided by financing activities totaled $611,000, primarily from a short-term note payable issued to Spescom. Cash used in operating activities totaled $855,000 primarily relates to the increase in receivables from a large sale at the end of the quarter that was not due until January 2004.

The Company has received loans from Spescom in the past to meet its obligations.  The outstanding balance of its loans from Spescom increased to $1,119,000 at December 31, 2003 from $504,000 at September 30, 2003 due to the issuance of a $600,000 short-term note payable to Spescom.  Such loans are secured by all of the assets of the Company.  The short-term note payable is due in two payments of approximately $300,000 in January 31, 2004 and March 31, 2004.  The first payment of $305,000 was made on January 29, 2004 to Spescom and the Company expects the second payment to be made by the March 31, 2004 due date. The remaining notes are due in October 2004.  See “Related Party Transactions” below.

In fiscal year 2003, Spescom supported the Company’s operations by extending the due dates of notes payable and by converting $5.3 million in debt and other obligations owed to Spescom to preferred stock.  The preferred stock is entitled to receive dividends of 5% of the stated value per share per anum, payable on a quarterly basis in cash or common stock.  The Company has recorded accrued dividends on the preferred stock of $66,000 as of December 31, 2003.  Spescom has stated that it has the ability and will continue to fund the Company’s operations through October 1, 2004, if necessary.  However,  the funding of such loans may be delayed or prevented by currency exchange regulations of the Republic of South Africa, under which Spescom is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company. Spescom is presently unaware of any reason why such Reserve Bank approval should not be given.

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

Certain Factors that May Affect Future Results

Foreign Currency

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. For the three months ended December 31, 2003, revenues form the United States were 74% of total revenues, and revenues from Europe and other locations were 26% of total revenues.  This compares to 57% and 43% respectively for the same period a year ago. Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.  The reduced revenue in the current quarter was partially offset by a foreign currency gain of $43,000 due to a weakened dollar value compared to the sterling pound.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

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

Related Parties Transactions

In September 2003 $5,291,000 of debt owed to Spescom and Spescom UK was converted into preferred stock.  The debt converted was comprised of the outstanding principal balance of promissory notes plus accrued but unpaid interest as well as accounts payable due to Spescom UK in the amount of $492,000.  On September 30, 2003, the Company issued 5,291 Series F Convertible Preferred Stock to Spescom with a stated value of $1,000 per share.  The shares of Series F preferred stock are convertible into common stock, beginning 45 days from the issuance date subject to availability of sufficient common shares at a stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom through September 30, 2008.

Related party liabilities consist of the following:

	December 31, 2003	September 30, 2003
	(Unaudited)
Related party liabilities:
Notes and accrued interest payable on demand —Spescom UK	$1,119,000	$504,000

Total liabilities	$1,119,000	$504,000

On November 18, 2003 the Company issued a note payable to Spescom UK with a principal balance of $600,000 bearing interest rate of 5% per annum, with principal payable in two installments of approximately $300,000 plus interest at January 31, 2004 and March 31, 2004.  Interest expense on the note for the three months ended December 31, 2003 amounted to $3,000.  The first payment of $305,000 was made on January 29, 2004 to Spescom UK and the Company expects to make the second payment by the March 31, 2004 due date.  This note is collateralized by a security interest in favor of Spescom UK in respect of all the Company’s assets.

In addition, the Company had two existing demand notes payable to Spescom UK for $400,000 and $100,000, each bearing interest rate of 10% per annum.  Spescom has agreed that it will not cause Spescom UK to demand repayment under the two notes prior to October 1, 2004.  Interest expense on the notes was $15,000 and $42,000 for the three months ended December 31, 2003 and 2002, respectively.  These notes are collateralized by a security interest in favor of Spescom UK in respect of all the Company’s assets.

Spescom provides certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company is billed a monthly fee by Spescom for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities.  For the three months ended December 31, 2003 and 2002, the administrative fees totaled $140,000 and $151,000, respectively.  The office rent for the Company’s United Kingdom operations included in the administrative fee totaled $82,000 and $67,000, respectively for the three months ended December 31, 2003 and 2002.   At December 31, 2003 and 2002 the Company had a payable to Spescom of $146,000 and $46,000, respectively.  In 1999, as part of an agreement to sell the 60% interest in its United Kingdom subsidiary to Spescom, the lease for the United Kingdom office facility was to be assigned to Spescom; however, the landlord did not grant its consent to the assignment.  Since 1999, Spescom has paid the lease for the entire office directly to the landlord.  The lease expires in March 2006 and has an annual rent of $530,000.  A portion of the office has been subleased to third party tenants for an annual rent of $252,000.  The sublease also expires March 2006.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at December 31, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Notes and Accounts Payable to Spescom	$1,119,000	$—	$—	—	$1,119,000
Lease commitments	264,000	809,000	508,000	—	1,581,000
Total	$1,383,000	$809,000	$508,000	—	$2,700,000

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2003 and September 30, 2003, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company’s investments include money market accounts, as of December 31, 2003.

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

ITEM 1 – LEGAL PROCEDINGS

The Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company’s consolidated financial position or results of operations.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on January 30, 2004.  At the meeting, the shareholders approved three proposals. The shareholders approved a proposal to amend the Company’s 1996 Stock Incentive Plan to increase the aggregate number of shares of common stock reserved for issuance from 2,425,000 to 5,425,000 shares.  The proposal was approved with 22,231,632 voting for, 683,033 voting against and 156,208 abstaining.  The shareholders also approved a proposal to amend the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 40,000,000 to 100,000,000 shares.  The proposal was approved with 29,930,478 voting for, 652,144 voting against and 126,944 abstaining.  The shareholders also approved a proposal to amend the Company’s Articles of Incorporation to change the name of the Company to Spescom Software Inc. from Altris Software Inc.   The proposal was approved with 30,464,823 voting for, 155,225 voting against and 89,518 abstaining.

In addition, at the meeting, the shareholders approved the election of the following individuals as directors who will hold office until the next annual meeting:  Carl Mostert, D. Ross Hamilton, Hilton Issacman, Johann Leitner, James P. Myers and Larry D. Unruh.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K:

(a)	Exhibits

3.1*	Registrant’s Articles of Incorporation, as amended.

3.2*	Registrant’s Bylaws, as amended.

10.1 (1)	Lease between The Irvine Company and Spescom Software Inc., dated February 25, 2001.

10.2 (2)	10.0% promissory note due October 15, 2003 in principal amount of $1,235,076 issued by Spescom Software Inc. to Spescom Ltd. South Africa on February 15, 2002.

10.3 (3)	10.0% promissory note due October 15, 2003 in principal amount of $1,810,383 issued by Spescom Software Inc. to Spescom Ltd., a United Kingdom corporation, on February 15, 2002.

10.4 (4)

Security agreement between Spescom Software Inc. and Spescom Limited, a United Kingdom corporation and Spescom Limited,  a South African corporation and collectively with Spescom UK dated February 15, 2002.

10.5 (5)	10% promissory note due upon demand in principal amount of $400,000 issued by Spescom Software Inc. to Spescom Ltd., a United Kingdom corporation, on March 15, 2002.

10.6 (6)	Security agreement dated March 15, 2002 between Spescom Software Inc., a California corporation and Spescom Ltd., a United Kingdom corporation.

10.7 (7)	Pledge agreement executed March 15, 2002 by and between Spescom Software Inc., a California corporation, Spescom Ltd., a United Kingdom corporation, and Solomon Ward Seidenwurm & Smith, LLP.

10.8 (8)	10.0% promissory note due upon demand in principal amount of $500,000 issued by Spescom Software Inc. to Spescom Ltd., a United Kingdom corporation, on April 19, 2002.

10.9 (9)	10.0% promissory note due upon demand in principal amount of $700,000 issued by Spescom Software Inc. to Spescom Ltd., a United Kingdom corporation, on May 31, 2002.

10.10

5.0% promissory note due in two payments of $300,000 in principal and accrued interest on January 31, 2004 and March 31, 2004, respectively issued by Spescom Software Inc. to Spescom Ltd., a United Kingdom corporation, on November 18, 2003.

31.1	Section 302 Certification by Carl Mostert, Chief Executive Officer.

31.2	Section 302 Certification by John W. Low, Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

No Reports on Form 8-K have been filed during the first quarter of the period covered by this report.

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

Signature	Title	Date

/s/ Carl Mostert	Director and Chief Executive Officer (Principal Executive Officer)	February 13, 2004
Carl Mostert

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 13, 2004
John W. Low