Form 10-Q
period 2004-03-31
SPESCOM SOFTWARE INC
filed 2004-05-14
CIK 813747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004.

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

YES    ☒         NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐         NO    ☒

Number of shares of Common Stock outstanding at April 13, 2004:  34,068,278

Number of Sequentially Numbered Pages: 27

SPESCOM SOFTWARE, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPESCOM SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$220,000	$333,000
Receivables, net of allowance for doubtful accounts of $84,000 and $78,000 respectively	652,000	423,000
Other current assets	145,000	169,000
Total current assets	1,017,000	925,000

Property and equipment, net	138,000	213,000
Computer software, net	24,000	63,000
Other assets	28,000	29,000
Total assets	$1,207,000	$1,230,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$540,000	$405,000
Payable to Spescom Ltd.	50,000	46,000
Preferred stock dividend payable to Spescom Ltd.	132,000	—
Accrued liabilities	995,000	1,080,000
Note and accrued interest payable to Spescom Ltd.	803,000	—
Lease obligations – current portion	22,000	23,000
Deferred revenue	2,361,000	2,018,000
Fair value of equity instruments redeemable for common stock	—	1,233,000
Total current liabilities	4,903,000	4,805,000

Notes and accrued interest payable to Spescom Ltd.	—	504,000
Lease obligations	52,000	62,000
Total liabilities	4,955,000	5,371,000

Shareholders’ deficit:
Convertible preferred stock, $1,000 stated value per share, 1,000,000 shares Authorized; 5,291 shares issued and outstanding in 2004 and 2003	6,790,000	6,790,000
Common stock, no par value, 100,000,000 shares authorized; 34,068,278 and 33,929,278 issued and outstanding in 2004 and 2003	74,830,000	73,676,000
Common stock warrants	278,000	278,000
Accumulated other comprehensive loss	(493,000)	(294,000)
Accumulated deficit	(85,153,000)	(84,591,000)
Total shareholders’ deficit	(3,748,000)	(4,141,000)

Total liabilities and shareholders’ deficit	$1,207,000	$1,230,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003
Revenues:
Licenses	$359,000	$367,000	$1,478,000	$1,288,000
Services and other	1,242,000	1,448,000	2,248,000	2,816,000
Total revenues	1,601,000	1,815,000	3,726,000	4,104,000

Cost of revenues:
Licenses	53,000	125,000	141,000	400,000
Services and other	541,000	500,000	1,107,000	1,094,000
Total cost of revenues	594,000	625,000	1,248,000	1,494,000

Gross profit	1,007,000	1,190,000	2,478,000	2,610,000

Operating expenses:
Research and development	336,000	414,000	668,000	737,000
Marketing and sales	726,000	657,000	1,331,000	1,283,000
General and administrative	482,000	363,000	989,000	771,000
	1,544,000	1,434,000	2,988,000	2,791,000

Loss from operations	(537,000)	(244,000)	(510,000)	(181,000)

Interest and other income	1,000	—	6,000	—
Interest and other expense	(37,000)	(134,000)	(58,000)	(259,000)
Net loss	(573,000)	(378,000)	(562,000)	(440,000)

Cummulative preferred dividends	(66,000)	—	(132,000)	—
Net loss available to common shareholders	$(639,000)	$(378,000)	$(694,000)	$(440,000)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Shares used in computing basic and diluted net loss per common share	33,979,000	30,847,000	33,954,000	30,844,000

Statement of Comprehensive Income
Net loss	(573,000)	(378,000)	(562,000)	(440,000)
Other Comprehensive income (loss):
Foreign currency translation adjustment	(151,000)	30,000	(199,000)	(18,000)
Comprehensive Income	$(724,000)	$(348,000)	$(761,000)	$(458,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(562,000)	$(440,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	122,000	235,000
Unpaid interest on notes payable	22,000	224,000
Gain on derivative revaluation	(6,000)
Value of stock options issued to consultant	46,000	—
Changes in assets and liabilities, net :
Receivables, net	(213,000)	317,000
Other assets	45,000	178,000
Accounts payable	80,000	(310,000
Accrued liabilities	(206,000)	(397,000)
Deferred revenue	272,000	344,000
Net cash provided by (used in) operating activities	(400,000)	151,000

Cash flows from investing activities:
Purchases of property and equipment	(2,000)	(27,000)
Purchases of software	—	(4,000)
Net cash used in investing activities	(2,000)	(31,000)

Cash flows from financing activities:
Proceeds from shareholder loan	600,000	—
Payments on shareholder loan	(305,000)	—
Proceeds from exercise of stock options	13,000	5,000
Payments on capital lease obligations	(11,000)	(4,000)
Net cash provided by financing activities	297,000	1,000

Effect of exchange rate changes on cash	(8,000)	(3,000)

Net increase (decrease) in cash and cash equivalents	(113,000)	118,000

Cash and cash equivalents at beginning of period	333,000	87,000

Cash and cash equivalents at end of period	$220,000	$205,000

*See Note 1 for supplemental cash flow information.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2004 and for the three and six months ended March 31, 2004 and 2003 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in Spescom Software Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2003.  It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 2004 and September 30, 2003, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. Aurora Loan Services, CACI and Sempra Energy accounted for 15% 17% and 11% of trade accounts receivable at March 31, 2004 and there were no customers that accounted for more than 10% of trade accounts receivable at September 30, 2003.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Constellation Energy Group accounted for 24% of revenue for the six months ended March 31, 2004, while Network Rail accounted for 24% of revenue for six months ended March 31, 20003.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Software Development Costs and Purchased Software

Software development costs and purchased software are capitalized under FAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $254,000 and $215,000 at March 31, 2004 and September 30, 2003, respectively. The related amortization expense was $39,000 and $193,000 for the six months ended March 31, 2004 and 2003, respectively.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.  The Company concluded in fiscal 2004 that there were no events or changes in circumstances that would indicate that the carrying amounts of long-lived assets were impaired.

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

No compensation cost was recognized for employee stock option grants during 2004 and 2003 based upon the intrinsic value method, which were fixed in nature, as the options were granted at exercise prices equal to fair market value on the date of grant. Had compensation cost for the Company’s employee stock-based compensation plan been determined based on the fair value at the grant dates the disclosure requirements of SFAS No. 148, which amends the disclosure requirements of FAS 123, would have been as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003
Net loss used in computing net loss per share
As reported	$(573,000)	$(378,000)	$(562,000)	$(440,000)
Deduct:
Stock-based employee compensation expense determined under the fair value method	(73,000)	(23,000)	(217,000)	(51,000)
Pro forma	$(646,000)	$(401,000)	$(779,000)	$(491,000)

Basic and diluted net loss per share
As reported	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Pro forma	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003
Dividend Yield	0%	0%	0%	0%
Expected Volatility	261%	238%	261%	312%
Risk free interest rate	3.83	4.90	3.83	4.90
Expected lives (years)	5	5	5	5

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

Statements of Cash Flows

The following table provides supplemental cash flow information:

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003
Supplemental cash flow information:
Interest paid	$4,000	$1,000	$6,000	$3,000

Non-cash financing and investing activities:
Accrued preferred stock dividends	$66,000	$—	$132,000	$—
Fair value of equity instruments redeemable for common stock converted to common stock	$1,159,000	$—	$1,159,000	$—

Note 3 – Related Party Transactions

In September 2003 $5,291,000 of debt owed to Spescom Ltd. and Spescom UK was converted into preferred stock.  The debt converted was comprised of the outstanding principal balance of promissory notes plus accrued but unpaid interest as well as accounts payable due to Spescom UK in the amount of $492,000.  On September 30, 2003, the Company issued 5,291 Series F Convertible Preferred Stock to Spescom Ltd. with a stated value of $1,000 per share.  The Series F preferred stock are convertible into common stock, beginning 45 days from the issuance date subject to availability of sufficient common shares at a stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd. through September 30, 2008.

Related party liabilities consist of the following:

	March 31, 2004	September 30, 2003
	(Unaudited)
Related party liabilities:
Notes and accrued interest payable on demand – Spescom UK	$803,000	$504,000

Total liabilities	$803,000	$504,000

On November 18, 2003 the Company issued a note payable to Spescom UK with a principal balance of $600,000 bearing interest rate of 5% per annum, with principal payable in two installments of approximately $300,000 plus interest at January 31, 2004 and March 31, 2004.  The first payment of $305,000 was made on January 29, 2004 to Spescom UK and the second payment due date was extended to May 31, 2004.  The Company expects to make the second payment by the May 31, 2004 due date.  Interest expense on the note for the three and six months ended March 31, 2004 amounted to $5,000 and $7,000, respectively.  This note is collateralized by a security interest in favor of Spescom UK in respect of all the Company’s assets.

In addition, the Company had two existing demand notes payable to Spescom UK for $400,000 and $100,000, each bearing interest rate of 10% per annum.  Spescom Ltd. has agreed that it will not cause Spescom UK to demand repayment under the two notes prior to October 1, 2004.  Interest expense on the notes was $18,000 and $33,000 for the three and six months ended March 31, 2004, respectively compared to $24,000 and $48,000 for the same period in 2003, respectively.  These notes are collateralized by a security interest in favor of Spescom UK in respect of all the Company’s assets.

Spescom UK provides certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company is billed a monthly fee by Spescom UK for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities.  For the three and six months ended March 31, 2004 the administrative fees totaled $150,000 and $291,000, respectively, compared to $153,000 and $305,000 for the three and six month period ended March 31, 2003.  The office rent for the Company’s United Kingdom operations included in the administrative fee totaled $88,000 and $170,000, respectively for the three and six months ended March 31, 2004 compared to $69,000 and $136,000, respectively for the three and six months ended March 31, 2003.   At March 31, 2004 and September 2003 the Company had a payable to Spescom UK of $50,000 and $46,000, respectively.  In 1999, as part of an agreement to sell the 60% interest in its United Kingdom subsidiary to Spescom UK, the lease for the United Kingdom office facility was to be assigned to Spescom Ltd.; however, the landlord did not grant its consent to the assignment.  Since 1999, Spescom Ltd. has paid the lease for the entire office directly to the landlord.  The lease expires in March 2006 and has an annual rent of $530,000.  A portion of the office has been subleased to third party tenants for an annual rent of $252,000.  The sublease also expires March 2006.

Spescom Ltd. and the Company have entered into a license agreement pursuant to which Spescom Ltd. has licensed to the Company the right to use the name “Spescom” and to use a trademark owned by Spescom Ltd. related to certain computer software. The Company will not pay any royalties to Spescom Ltd. in connection with this license. The license is for an indefinite term, but is terminable by either party upon 60 days prior written notice. Under the license agreement, Spescom Ltd. has agreed to indemnify and hold harmless the Company and its directors, officers, employees and agents against liabilities arising from any claim brought against the Company that alleges that Spescom Ltd.’s or the Company’s use of the licensed trademark infringes the rights of any third party, provided that the Company is in material compliance with the provisions of the license agreement.

Note 4 – Receivables

	March 31, 2004	September 30, 2003
	(Unaudited)
Receivables consist of:
Receivables	$736,000	$501,000
Less: allowance for doubtful accounts	(84,000)	(78,000)
	$652,000	$423,000

Note 5 – Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003
Net loss	$(573,000)	$(378,000)	$(562,000)	$(440,000)
Weighted average common shares outstanding used in computing basic and diluted net loss per common share	33,979,000	30,847,000	33,954,000	30,844,000

Employee stock options to acquire 1,640,000 and 101,000 shares of common stock were outstanding at March 31, 2004 and 2003, respectively.  The shares were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

Revenues for the three and six month periods ended March 31, 2004 and 2003 by customer location are as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003
Net sales:
United States	$938,000	$929,000	$2,346,000	$2,243,000
Europe, primarily United Kingdom	637,000	823,000	1,166,000	1,774,000
Other International	26,000	63,000	214,000	87,000
	$1,601,000	$1,815,000	$3,726,000	$4,104,000

	March 31, 2004	September 30, 2003
	(Unaudited)
Identifiable assets from continuing operations:
United States	$540,000	$941,000
Europe, United Kingdom	667,000	289,000
	$1,207,000	$1,230,000

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of SFAS No. 123.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.  This statement is effective for financial statements for fiscal years ending after December 15, 2002. We are currently evaluating which method of transition to fair value accounting we will elect.

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

Note 8 – Equity

During the quarter ended, March 31, 2004 the company reclassified 5,291 shares of preferred stock valued at $6,790,000 related to the conversion of debt owed to Spescom and Spescom UK to equity from mezzanine equity (see Note 9).  The Company recorded accrued dividends on the preferred stock of $65,000 and interest on unpaid accrued dividends of $1,000.  Finally, the Company issued 90,000 shares of common stock valued at $46,000 to the Company’s investor relations firm for services rendered.

Note 9—Derivatives

At September 30, 2003, the Company did not have a sufficient number of authorized shares of its common stock to satisfy potential exercises of 1,108,335 warrants held by investors and 1,150,000 options held by non-employees.  As a result, the fair value of such equity instruments was reclassified from shareholders’ deficit to current liabilities.  The fair value of the warrants and options was determined using the Black-Scholes model at the date of reclassification and totaled $1,233,000.  As of December 31, 2003 the total options held by non-employees was reduced by 130,000 options from 1,150,000 to 1,020,000 due to the exercise of 50,000 options and the expiration of 80,000 options.  The Company recognized a gain of $5,000 on the revaluation of the remaining warrants and options as of December 31, 2003   The Annual Meeting of Shareholders was held on January 30, 2004.  At the meeting, the shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 40,000,000 to 100,000,000 shares.  As a result, the Company has sufficient number of shares of common stock authorized to satisfy potential exercises of 1,108,335 warrants held by investors and 1,150,000 options held by non-employees.  The fair value of such equity instruments of $1,159,000 was reclassified from current liabilities to equity and a gain of $1,000 was recognized on the revaluation of the warrants and options to equity during the quarter ended March 31, 2004.  In addition the preferred stock of $6,790,000 was reclassified to equity from mezzanine equity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward – Looking Statements

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

RESULTS OF OPERATIONS

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003
Revenues
Licenses	22%	20%	40%	31%
Services and other	78%	80%	60%	69%
Total revenues	100%	100%	100%	100%

Cost of revenues
Licenses	3%	7%	4%	10%
Services and other	34%	28%	30%	26%
	37%	34%	34%	36%

Gross profit	63%	66%	66%	64%

Operating expenses:
Research and development	22%	23%	17%	18%
Marketing and sales	45%	36%	36%	31%
General and administrative	30%	20%	27%	19%
	97%	79%	80%	68%

Income (loss) from operations	(34)%	(13)%	(14)%	(4)%

Interest income and other income	—	—	—	—
Interest expense and other expense	(2)%	(7)%	(1)%	(7)%

Net Income (loss)	(36)%	(21)%	(15)%	(11)%

Revenues

License Revenues

(in thousands)

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2004	2003		2004	2003
License Revenue	$359	$367	-2%	$1,478	$1,288	15%
Percentage of total revenue	22%	20%		40%	31%

License revenues decreased by $8,000, or 2%, to $359,000 from $367,000 for the three months ended March 1, 2004 as compared to the same period in 2003.  The slight decrease for the quarter was due to timing of orders received from several customers.  License revenues increased by $190,000, or 15%, to $1,478,000 from $1,288,000 for the six months ended March 31, 2004 as compared to the same period in 2003. The increase was due primarily to a sale to a new customer, Constellation Energy Group of $750,000 compared to two sales of $369,000 and $250,000 to Network Rail, formerly Railtrack and Bechtel, respectively during the corresponding period in the prior year.  The Company is continuing to see higher sales of the eB product suite as a result of customers expanding their existing software systems and an increase in software orders from new customers in response to a higher demand for a comprehensive content management solution needed for business process compliance, corporate record keeping and enterprise collaboration.

We anticipate that the demand for enterprise document, configuration and records management software solutions will continue to increase if overall economic conditions continue to strengthen.  The Company’s license revenues fluctuate from quarter to quarter, but we have experienced and expect to continue to see increased license revenue opportunities as more users are deployed throughout existing customer enterprises and as we make additional sales to new customers.

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various industries, including those targeted directly by the Company.  Sales through indirect channels for the three months ended March 31, 2004 amounted to $190,000, or 12% of total revenue compared to $35,000 or 2% of total revenue for the same period in 2003.    Sales through indirect channels for the six months ended March 31, 2004 amounted to $300,000, or 8% of total revenue compared to $48,000 or 1% of total revenue for the same period in 2003.

The increase in indirect sales of $155,000 and $252,000 for the three and six months ended March 31, 2004 is due primarily to increased sales from one distributor in the United Kingdom.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. CACI and Constellation Group accounted for 11% and 10%, respectively of revenue for the three months ended March 31, 2004 , while Railtrack accounted for 20% of revenue for three months ended March 31, 2003.  Constellation Energy Group accounted for 24% of revenue for the six months ended March 31, 2004, while Network Rail accounted for 24% of revenue for six months ended March 31, 2003.  The Company’s reliance on relatively few customers could have a material adverse effect on its results of operations on a quarterly basis.

Service and Other Revenues

(in thousands)

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2004	2003		2004	2003
Service Revenue	$1,242	$1,448	-14%	$2,248	$2,816	-20%
Percentage of total revenue	78%	80%		60%	69%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to business process studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenue decreased in absolute dollars and as a percentage of total revenue for the three and six months ended March 31, 2004, as compared to the corresponding prior year periods.  The $206,000, or 14%, decrease in the three months ended March 31, 2004 as compared to the same periods in 2003 was comprised of a $257,000, or 18%, reduction in non-maintenance service revenue which was offset by an increase of $51,000, or 4%, in maintenance revenue.  The $568,000, or 20%, decrease in the six months ended March 31, 2004 as compared to the same period in 2003 consisted of a 20% reduction in non-maintenance service revenue and maintenance revenue remained unchanged.  The decrease in overall service revenue in both periods presented was attributable reduced non-maintenance service revenue.  In the three and six months ended March 31, 2004 the company had one large implementation service contract as compared to two large implementation service contracts for the same period in 2003.

We anticipate that service and other revenue will fluctuate primarily due to fluctuations in sales to new customers, which require more services that typically include a business process study, integration with other business systems and training.  In addition, we expect that service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of License Revenues

(in thousands)

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2004	2003		2004	2003
Cost of License Revenue	$53	$125	-58%	$141	$400	-65%
Percentage of license revenue	15%	34%		10%	31%

Cost of licenses revenues consists of costs associated with reselling third-party products and amortization of internal software development costs.

Cost of license revenue decreased in absolute dollars and as a percentage of associated license revenue in both the three and six months ended March 31, 2004, as compared to the same periods in 2003.  In the three months ended March 31, 2004as compared to the same period in 2003, there was an overall decrease of $82,000, or 66%, which was related to reduced amortization expense of capitalized software costs as a result of the a majority of such costs being fully amortized in 2003.  The overall decrease was offset by an increase of $10,000, or 8%, in third-party costs due to higher sales of third-party products as a percentage of total sales, resulting in a $72,000, or 58%, decrease in cost of license revenue for the three months ended March 31, 2004, as compared to the same period in 2003.  The overall decrease in cost of license revenues resulted in an improvement in gross profit percentage of license revenues to 85% for the three months ended March 31, 2004 as compared to 66% for the same period a year ago.

The costs of licensed revenues in the six months ended March 31, 2004 decreased $259,000, or 65% as compared to the same period in 2003.  Approximately $230,000 of this decrease was related to reduced amortization expense of capitalized software as mentioned above.  The remaining decrease of $29,000, was due to decreased third-party costs due to lower sales of third-party products as a percentage of total sales.  The overall decrease in cost of license revenues resulted in an improvement in gross profit percentage of license revenues to 90% for the six months ended March 31, 2004 as compared to 70% for the same period a year ago.

We expect the cost of license revenues to fluctuate based on customer requirements for third-party software products since these costs have the largest impact on cost of license revenues.

Cost of Services and Other Revenues

(in thousands)

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2004	2003		2004	2003
Cost of service and other revenue	$541	$500	8%	$1,107	$1,094	1%
Percentage of service and other revenue	44%	35%		49%	39%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs

Cost of services and other revenue increased in absolute dollars and as a percentage of associated service and other revenue in both the three and six months ended March 31, 2004 as compared to the same periods in 2003.  The $41,000, or 8% and $13,000, or 1%, increase in the three and six months ended March 31, 2004, respectively, as compared to the same periods in 2003, was due primarily to increased labor and related costs.  The increase in cost of services and other revenue combined with the decrease in service and other revenues resulted in a decrease in gross profit of 56% from services and other revenue for the three month period ended March 31, 2004 as compared to 65% for the same period a year ago.    The gross profit from services and other revenue as a percentage of services and other revenues decreased to 51% for the six months ended March 31, 2004 as compared to 61% for the same period a year ago due to a 20% decrease in service and other revenues while cost of revenues increased 1% as the personnel dedicated to customer contracts remained relatively unchanged.  We expect the cost of service and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Operating Expenses

Research and Development

(in thousands)

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2004	2003		2004	2003
Research and development expenses	$336	$414	-19%	$668	$737	-9%
Percentage of total revenue	21%	23%		17%	18%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses decreased in absolute dollars in the three and six months ended March 31, 2004, as compared to the same periods in 2003.  The $78,000, or 19%, and $69,000, or 9%, decrease in the respective three and six month periods was due primarily to reduced labor and related costs.  In the prior year the Company was focused its efforts in product improvement which resulted in a new software release.  In addition the Company reduced facility costs by moving to a smaller facility in the current year.

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to remain at the current levels in absolute dollar amounts in the next several quarters.

Marketing and Sales

(in thousands)

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2004	2003		2004	2003
Marketing and sales expenses	$726	$657	11%	$1,331	$1,283	4%
Percentage of total revenue	45%	36%		36%	31%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses increased in absolute dollars and as a percentage of total revenue for the three and six months ended March 31, 2004, as compared to the same periods in 2003.  The increase of $69,000, or 11%, for the three months ended March 31, 2004 was due to increased marketing costs of $49,000 including tradeshows, user conferences, travel and advertising.  In addition, commissions earned increased by $20,000 from the prior year.

The increase of $48,000, or 4%, for the six months ended March 31, 2004 as compared to the same period in 2003 was due to increased marketing costs of $116,000 relating to tradeshows, user conferences, travel and advertising which was partially offset by a reduction in outside consultants of $43,000 due to our bringing certain marketing and sales services in-house and reduced occupancy costs of $23,000 due to our moving the corporate offices into a smaller facility.

We expect marketing and sales expense to increase in absolute dollar amounts and as a percentage of total revenue as a result of the planned expansion of our sales and marketing efforts in the next several quarters.

General and Administrative

(in thousands

	Three Months Ended March 31,		Percent Change	Six Months Ended March 31,		Percent Change
	2004	2003		2004	2003
General and administrative expenses	$482	$363	33%	$989	$771	28%
Percentage of total revenue	30%	20%		27%	19%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses increased in absolute dollars and as a percentage of total revenue for the three and six months ended March 31, 2004, as compared to the same period in 2003.  The 33%, or $119,000 increase in the three months ended March 31, 2004 as compared to the same period in 2003, was primarily due to increased accounting and legal fees of $45,000 relating to several registration statement filings, increased costs associated with the annual shareholder meeting of $30,000 and increased investor relations costs of $27,000 relating to a new public relations firm engaged in September 2003.

The 28%, or $218,000 increase in the six months ended March 31, 2004 as compared to the same period in 2003 was due primarily to an increase in accounting and legal fees of $132,000 relating to routine SEC review of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 and several registration filings.  In addition, the Company incurred additional expenses of $56,000 relating to a new public relations firm engaged in September, 2003,  and increased costs of $30,000 associated with the annual shareholder meeting held in January, 2004.

We expect that general and administrative expenses will fluctuate in absolute dollars based on the timing of accounting and legal matters such as the Company’s recent registration statement filings.

INTEREST EXPENSE

Interest expense consists primarily of fixed interest obligations on our outstanding debt to Spescom Ltd. as well as interest paid on capital lease obligations.  Interest expense was $37,000 and $58,000 for the three and six months ended March 31, 2004, respectively, as compared to $134,000 and $259,000 for the comparable periods in 2003.  The decrease is due to decreased debt balances owed to Spescom UK due to the conversion of debt to convertible preferred stock in September 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company’s cash and cash equivalents totaled $220,000 as compared to $333,000 at March 31, 2003.  Its current ratio (current assets divided by current liabilities) was .21 at March 31, 2004.

For the six months ended March 31, 2004, cash provided by financing activities totaled $297,000, primarily from a short-term note payable issued to Spescom Ltd.. Cash used in operating activities totaled $400,000 and primarily relates to the decrease in receivables which resulted from the collection of a large receivable during the quarter.

The Company has received loans from Spescom Ltd. in the past to meet its obligations.  The outstanding balance of its loans from Spescom increased to $803,000 at March 31, 2004 from $504,000 at September 30, 2003 due to the issuance of a $600,000 short-term note payable to Spescom UK.  Such loans are secured by all of the assets of the Company.  The short-term note payable was due in two payments of approximately $300,000 in January 31, 2004 and March 31, 2004.  The first payment of $305,000 was made on January 29, 2004 and the second payment has been extended to May 31, 2004. The remaining notes are due in October 2004.

In fiscal year 2003, Spescom Ltd. supported the Company’s operations by extending the due dates of notes payable and by converting $5.3 million in debt and other obligations owed to Spescom Ltd. to preferred stock.  The preferred stock is entitled to receive dividends of 5% of the stated value per share per annum, payable on a quarterly basis in cash or common stock.  The Company shall pay interest on all accrued but unpaid dividends at 8% per anum compounded annually from the date of accrual until paid.  The Company has recorded accrued dividends on the preferred stock of $131,000 and interest of $1,000 as of March 31, 2004.  Spescom Ltd. has stated that it has the ability and will continue to fund the Company’s operations through October 1, 2004, if necessary.

However, the funding of such loans may be delayed or prevented by currency exchange regulations of the Republic of South Africa, under which Spescom is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company. Spescom Ltd. is presently unaware of any reason why such Reserve Bank approval should not be given.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at March 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Notes and Accounts Payable to Spescom	$803,000	$—	$—	—	$803,000
Capital Lease Obligations	22,000	50,000	2,000		74,000
Operating Lease Obligations	237,000	749,000	371,000	—	1,357,000
Total	$1,062,000	$799,000	$373,000	—	$2,234,000

The notes and accounts payable to Spescom increased $300,000 from September 30, 2003 to March 31, 2004.  This increase is due to a $600,000 short term note payable issued by the Company to Spescom UK.  The Company paid the first payment of $305,000 of principal and interest on January 29, 2004 and the remaining balance of $300,000 plus accrued interest is due on May 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2004 and September 30, 2003, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Currency

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. For the six months ended March 31, 2004, revenues from the United States were 64% of total revenues, and revenues from Europe and other locations were 36% of total revenues.  This compares to 52% and 48% respectively for the same period a year ago. Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.  The reduced revenue in the current quarter was partially offset by a foreign currency gain of $84,000 due to a weakened dollar value compared to the sterling pound.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio. As of March 31, 2004 the Company had investments in money market accounts totaling $180,000.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The Company’s investments include money market accounts, as of March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, we have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC’s rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

During the last fiscal quarter, there were no significant changes in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

10.10 (10)

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

We furnished the SEC a report on Form 8-K dated February 2, 2004 that announced the approval from the Company’s shareholders an amendment to the Articles of Incorporation to change the name from Altris Software Inc. to Spescom Software Inc.

We furnished to the SEC two reports on Form 8-K dated April 21, 2004.  The first 8-K announced the dismissal of Grant Thornton, LLP as the principal independent accountants of the Company.  In addition, the Company announced the appointment of Singer, Lewak, Greenbaum and Goldstein, LLP as the new principal independent accountants.

The Second 8-K announced the appointment of Michael Silverman to the Board of Directors of the Company.

We furnished the SEC a report on Form 8-K dated April 26, 2004 that announced preliminary results for the Company’s second fiscal quarter ended March 31, 2004.  Revenues were approximately $1.6 million with an estimated loss of approximately $573,000 or $0.02 per share.

(1)	Incorporated by reference to Exhibit 10.27 to the Form 10-K filed on November 23, 2001.
(2)	Incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on May 15, 2002.
(3)	Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.
(4)	Incorporated by reference to Exhibit 10.30 to the Form 10-Q filed on May 15, 2002.
(5)	Incorporated by reference to Exhibit 10.31 to the Form 10-Q filed on May 15, 2002.
(6)	Incorporated by reference to Exhibit 10.32 to the Form 10-Q filed on May 15, 2002.
(7)	Incorporated by reference to Exhibit 10.33 to the Form 10-Q filed on May 15, 2002.
(8)	Incorporated by reference to Exhibit 10.34 to the Form 10-Q filed on August 14, 2002.
(9)	Incorporated by reference to Exhibit 10.35 to the Form 10-Q filed on August 14, 2002.
(10)	Incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on February 13, 2004.
*	Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Carl Mostert	Director and Chief Executive Officer (Principal Executive Officer)	May 14, 2004
Carl Mostert

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 14, 2004
John W. Low