Form 10-Q
period 2004-06-30
SPESCOM SOFTWARE INC
filed 2004-08-12
CIK 813747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004.

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

YES    ☐         NO    ☒

Number of shares of Common Stock outstanding at August 11, 2004: 34,068,278

Number of Sequentially Numbered Pages: 27

SPESCOM SOFTWARE INC.

 PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPESCOM SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,033,000	$333,000
Receivables, net of allowance for doubtful accounts of $83,000 and $78,000 respectively	342,000	423,000
Other current assets	200,000	169,000
Total current assets	1,575,000	925,000

Property and equipment, net	119,000	213,000
Computer software, net	22,000	63,000
Other assets	28,000	29,000
Total assets	$1,744,000	$1,230,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$458,000	$405,000
Payable to Spescom Ltd.	49,000	46,000
Preferred stock dividend payable to Spescom Ltd.	202,000	—
Accrued liabilities	1,496,000	1,080,000
Note and accrued interest payable to Spescom Ltd.	505,000	—
Lease obligations – current portion	21,000	23,000
Deferred revenue	2,228,000	2,018,000
Fair value of equity instruments redeemable for common stock	—	1,233,000
Total current liabilities	4,959,000	4,805,000

Notes and accrued interest payable to Spescom Ltd.	—	504,000
Lease obligations	48,000	62,000
Total liabilities	5,007,000	5,371,000

Shareholders’ deficit:
Convertible preferred stock, $1,000 stated value per share, 1,000,000 shares authorized; 5,291 shares issued and outstanding in 2004 and 2003	6,790,000	6,790,000
Common stock, no par value, 100,000,000 shares authorized; 34,068,278 and 33,929,278 issued and outstanding in 2004 and 2003	74,764,000	73,676,000
Common stock warrants	278,000	278,000
Accumulated other comprehensive loss	(385,000)	(294,000)
Accumulated deficit	(84,710,000)	(84,591,000)
Total shareholders’ deficit	(3,263,000)	(4,141,000)

Total liabilities and shareholders’ deficit	$1,744,000	$1,230,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Revenues:
Licenses	$1,559,000	$485,000	$3,037,000	$1,773,000
Services and other	1,341,000	1,417,000	3,589,000	4,233,000
Total revenues	2,900,000	1,902,000	6,626,000	6,006,000

Cost of revenues:
Licenses	37,000	189,000	178,000	589,000
Services and other	586,000	655,000	1,693,000	1,749,000
Total cost of revenues	623,000	844,000	1,871,000	2,338,000

Gross profit	2,277,000	1,058,000	4,755,000	3,668,000

Operating expenses:
Research and development	341,000	364,000	1,008,000	1,101,000
Marketing and sales	871,000	635,000	2,201,000	1,918,000
General and administrative	585,000	319,000	1,574,000	1,090,000
	1,797,000	1,318,000	4,783,000	4,109,000

Income (loss) from operations	480,000	(260,000)	(28,000)	(441,000)

Interest and other income	—	4,000	5,000	4,000
Interest and other expense	(37,000)	(134,000)	(96,000)	(393,000)
Net income (loss)	443,000	(390,000)	(119,000)	(830,000)

Cumulative preferred dividends	(66,000)	—	(198,000)	—
Net income (loss) available to common shareholders	$377,000	$(390,000)	$(317,000)	$(830,000)

Earnings per share:
Basic	$0.01	$(0.01)	$(0.01)	$(0.03)
Diluted	$0.01	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic	34,068,000	30,890,000	33,992,000	30,850,000
Diluted	35,452,000	30,890,000	33,992,000	30,850,000

Statement of Comprehensive Income
Net income (loss)	$443,000	$(390,000)	$(119,000)	$(830,000)
Other Comprehensive income (loss):
Foreign currency translation adjustment	80,000	(81,000)	(119,000)	(99,000)
Comprehensive Income	$523,000	$(471,000)	$(238,000)	$(929,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(119,000)	$(830,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	154,000	381,000
Unpaid interest on notes payable	22,000	277,000
Gain on derivative revaluation	(6,000)	—
Value of stock issued to consultant	46,000	—
Changes in assets and liabilities, net :
Receivables, net	95,000	1,018,000
Other assets	2,000	518,000
Accounts payable	48,000	(301,000
Accrued liabilities	343,000	(681,000)
Deferred revenue	145,000	112,000
Net cash provided by operating activities	730,000	494,000

Cash flows from investing activities:
Purchases of property and equipment	(5,000)	(28,000)
Purchases of software	(10,000)	(6,000)
Net cash used in investing activities	(15,000)	(34,000)

Cash flows from financing activities:
Proceeds from shareholder loan	600,000	—
Payments on shareholder loan	(600,000)	—
Proceeds from exercise of stock options	13,000	5,000
Payments on capital lease obligations	(16,000)	(12,000)
Net cash used in financing activities	(3,000)	(7,000)

Effect of exchange rate changes on cash	(12,000)	(6,000)

Net increase in cash and cash equivalents	700,000	447,000

Cash and cash equivalents at beginning of period	333,000	87,000

Cash and cash equivalents at end of period	$1,033,000	$534,000

*See Note 2 for supplemental cash flow information.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

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

Foreign Currency

The functional currency of the Company’s United Kingdom subsidiary is the pound sterling. Assets and liabilities are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect for the period. Net currency exchange gains or losses resulting from such translations are excluded from net income and are accumulated in a separate component of shareholders’ deficit as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions, which are not significant, are included in the consolidated statements of operations.

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

Revenue Recognition

The Company’s revenues are derived from sales of its document and configuration management systems that are primarily composed of software and services, including maintenance, training and consulting services, and third party software and hardware. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, updated by SAB’s 103 and 104 “Update of Codification of Staff Accounting Bulletins.”

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 2004 and September 30, 2003, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. Constellation Energy Group and Network Rail accounted for 31% and 25%, respectively,  of trade accounts receivable at June 30, 2004 and there were no customers that accounted for more than 10% of trade accounts receivable at September 30, 2003.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Network Rail and Constellation Energy Group accounted for 27% and 17%, respectively of revenue for the nine months ended June 30, 2004, while Network Rail accounted for 21% of revenue for nine months ended June 30, 2003.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Software Development Costs and Purchased Software

Software development costs and purchased software are capitalized under FAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $266,000 and $215,000 at June 30, 2004 and September 30, 2003, respectively. The related amortization expense was $51,000 and $193,000 for the nine months ended June 30, 2004 and 2003, respectively.

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

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Net income (loss) used in computing net loss per share
As reported	$443,000	$(390,000)	$(119,000)	$(830,000)
Deduct:
Stock-based employee compensation expense determined under the fair value method	(112,000)	(14,000)	(259,000)	(66,000)
Pro forma	$331,000	$(404,000)	$(378,000)	$(896,000)

Under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Dividend Yield	0%	0%	0%	0%
Expected Volatility	253%	285%	261%	303%
Risk free interest rate	4.73	3.33	3.83	3.33
Expected lives (years)	5	5	5	5

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

Statements of Cash Flows

The following table provides supplemental cash flow information:

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Supplemental cash flow information:
Interest paid	$3,000	$1,000	$9,000	$3,000

Non-cash financing and investing activities:
Accrued preferred stock dividends	$66,000	$—	$198,000	$—
Fair value of equity instruments redeemable for common stock converted to common stock	$—	$—	$1,159,000	$—

Note 3 – Related Party Transactions

In September 2003 $5,291,000 of debt owed to Spescom Ltd., the Company’s principal shareholder, and its subsidiary Spescom, Ltd. UK (“Spescom UK”) was converted into preferred stock.  The debt converted was comprised of the outstanding principal balance of promissory notes plus accrued but unpaid interest as well as accounts payable due to Spescom UK in the amount of $492,000.  On September 30, 2003, the Company issued 5,291 Series F Convertible Preferred Stock to Spescom Ltd. with a stated value of $1,000 per share.  The Series F preferred stock are convertible into common stock, beginning 45 days from the issuance date subject to availability of sufficient common shares at a stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd. through September 30, 2008.

Related party liabilities consist of the following:

	June 30, 2004	September 30, 2003
	(Unaudited)
Related party liabilities:
Notes and accrued interest payable on demand - Spescom	$505,000	$504,000

Total liabilities	$505,000	$504,000

On November 18, 2003 the Company issued a note payable to Spescom UK with a principal balance of $600,000 bearing an interest rate of 5% per annum, with principal payable in two installments of approximately $300,000 plus interest at January 31, 2004 and March 31, 2004.  The first payment of $305,000 was made on January 29, 2004 to Spescom UK and the remaining balance of  $304,000 was paid on May 18, 2004.  The due date for the second payment had been extended from March 31, 2004 to May 31, 2004.  Interest expense on the note for the three and nine months ended June 30, 2004 amounted to $2,000 and $9,000, respectively.

In addition, the Company has two existing demand notes payable to Spescom UK for $400,000 and $100,000, each bearing an interest rate of 10% per annum.  Spescom Ltd. has agreed that it will not cause Spescom UK to demand repayment under the two notes prior to October 1, 2004.  Interest expense on the notes was $13,000 and $38,000 for the three and nine months ended June 30, 2004, respectively compared to $25,000 and $73,000 for the same period in 2003, respectively.  These notes are collateralized by a security interest in favor of Spescom UK in respect of all the Company’s assets.

Spescom UK provides certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company is billed a monthly fee by Spescom UK for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities.  For the three and nine months ended June 30, 2004 the administrative fees totaled $148,000 and $439,000, respectively, compared to $155,000 and $460,000 for the three and nine month period ended June 30, 2003.  The office rent for the Company’s United Kingdom operations included in the administrative fee totaled $86,000 and $257,000, respectively for the three and nine months ended June 30, 2004 compared to $69,000 and $205,000, respectively for the three and nine months ended June 30, 2003.   At June 30, 2004 and September 30, 2003 the Company had a payable to Spescom UK of $49,000 and $46,000, respectively.  In 1999, as part of an agreement to sell the 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd.; however, the landlord did not grant its consent to the assignment.  Since 1999, Spescom UK has paid the lease for the entire office directly to the landlord.  The lease expires in March 2006 and has an annual rent of $618,000.  A portion of the office has been subleased to third party tenants for an annual rent of $284,000.  The sublease also expires March 2006.

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

Note 4 – Receivables

	June 30, 2004	September 30, 2003
	(Unaudited)
Receivables consist of:
Receivables	$426,000	$501,000
Less: allowance for doubtful accounts	(84,000)	(78,000)
	$342,000	$423,000

Note 5 – Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock awards and shared performance stock awards using the “treasury stock” method. The components of basic and diluted earnings per share were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Net income (loss) available for common shareholders(A)	$377,000	$(390,000)	$(317,000)	$(830,000)

Weighted average outstanding shares of common stock (B)	34,068,000	30,890,000	33,992,000	30,850,000
Dilutive effect of employee stock based compensation	1,384,000	—	—	—
Common stock and common stock equivalents(C)	35,452,000	30,890,000	33,992,000	30,850,000

Earnings per share:
Basic (A/B)	$0.01	$(0.01)	$(0.01)	$(0.03)
Diluted (A/C)	$0.01	$(0.01)	$(0.01)	$(0.03)

For the three months ended June 30, 2003 and 2004, 4,080,000 and 2,047,332 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the nine months ended June 30, 2003 and 2004, 3,912,964 and 1,295,659 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

In September 2003, the Company issued an option to purchase 2,500,000 shares of common stock to an investment consulting firm involved in a private placement and the Company issued 5,291 shares of Series F Preferred Stock to Spescom Ltd. and Spescom UK with a stated value of $1,000 per share which are convertible into the Company’s common stock at a stated conversion price of $0.45 per share representing a total of 11,757,778 shares of common stock.  In addition in September 2003, the Company issued warrants to investors who participated in the private placement to purchase 1,008,335 shares of the Company’s common stock.  The stock options, warrants and convertible preferred stock were excluded from calculations of per share amounts, because their effect would be antidilutive.

Note 6 – Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software products.

Revenues for the three and nine month periods ended June 30, 2004 and 2003 by customer location were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Net sales:
United States	$753,000	$1,083,000	$3,165,000	$3,388,000
Europe, primarily United Kingdom	2,120,000	816,000	3,326,000	2,583,000
Other International	27,000	3,000	135,000	35,000
	$2,900,000	$1,902,000	$6,626,000	$6,006,000

	June 30, 2004	September 30, 2003
	(Unaudited)
Identifiable assets from continuing operations:
United States	$833,000	$941,000
Europe, United Kingdom	911,000	289,000
	$1,744,000	$1,230,000

Note 7 – Equity

In January 2004 the Company reclassified 5,291 shares of preferred stock valued at $6,790,000 related to the conversion of debt owed to Spescom Ltd. and Spescom UK to equity from mezzanine equity (see Note 8).  For the three and nine months ended June 30, 2004, the Company recorded accrued dividends on the preferred stock of $66,000 and $198,000, respectively.  In addition interest on unpaid accrued dividends of $3,000 and $4,000 was recorded for the three and nine months ended June 30, 2004.  Finally, the Company issued 90,000 shares of common stock valued at $46,000 to the Company’s investor relations firm for services rendered.

Note 8 – Derivatives

At September 30, 2003, the Company did not have a sufficient number of authorized shares of its common stock to satisfy potential exercises of 1,108,335 warrants held by investors and 1,150,000 options held by non-employees.  As a result, the fair value of such equity instruments was reclassified from shareholders’ deficit to current liabilities.  The fair value of the warrants and options was determined using the Black-Scholes model at the date of reclassification and totaled $1,233,000.  As of December 31, 2003 the total options held by non-employees was reduced by 130,000 options from 1,150,000 to 1,020,000 due to the exercise of 50,000 options and the expiration of 80,000 options.  The Company recognized a gain of $5,000 on the revaluation of the remaining warrants and options as of December 31, 2003.  The Annual Meeting of Shareholders was held on January 30, 2004.  At the meeting, the shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 40,000,000 to 100,000,000 shares.  As a result, the Company has sufficient number of shares of common stock authorized to satisfy potential exercises of 1,108,335 warrants held by investors and 1,150,000 options held by non-employees.  The fair value of such equity instruments of $1,159,000 was reclassified from current liabilities to equity and a gain of $1,000 was recognized on the revaluation of the warrants and options to equity during the quarter ended March 31, 2004.  In addition the preferred stock of $6,790,000 was reclassified to equity from mezzanine equity.

Note 9 – Recent Accounting Pronouncements

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

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN46R. This interpretation is not expected to have a material effect on our consolidated financial position or consolidated results of operations.

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

When used in the following discussion, the words “believes,” “anticipates,” “expects”  and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Revenue Recognition

The Company enters into contractual arrangements with end-users that may include licensing of the Company’s software products, product support and maintenance services, consulting services or various combinations thereof, including the sale of such products or services separately.  The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”)  No. 101, updated by SAB’s 103 and 104 “Update of Codification of Staff Accounting Bulletins.”

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

RESULTS OF OPERATIONS

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Revenues
Licenses	54%	25%	46%	30%
Services and other	46%	75%	54%	70%
Total revenues	100%	100%	100%	100%

Cost of revenues
Licenses	1%	10%	3%	10%
Services and other	20%	34%	26%	29%
	21%	44%	29%	39%

Gross profit	79%	56%	71%	61%

Operating expenses:
Research and development	12%	19%	15%	18%
Marketing and sales	30%	33%	33%	32%
General and administrative	20%	17%	24%	18%
	62%	69%	72%	68%

Income (loss) from operations	17%	(13)%	(1)%	(7)%

Interest income and other income	—	—	1%	—
Interest expense and other expense	(2)%	(7)%	(2)%	(7)%

Net Income (loss)	15%	(20)%	(2)%	(14)%

Revenues

License Revenues

(in thousands)

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2004	2003		2004	2003
License Revenue	$1,559	$485	221%	$3,037	$1,773	71%
Percentage of total revenue	54%	25%		46%	30%

License revenues increased by $1.1 million, or 221%, to $1.6 million from $485,000 for the three months ended June 30, 2004 as compared to the same period in 2003.  The increase for the quarter was due primarily to a sale to an existing customer, Network Rail, of $1.5 million as compared to various smaller sales to new and existing customers totaling $400,000 in the prior year.  License revenues increased by $1.3 million, or 71%, to $3.0 million from $1.8 million for the nine months ended June 30, 2004 as compared to the same period in 2003. The increase was due primarily to sales to Network Rail and Constellation Energy Group of $1.5 million and $750,000, respectively, compared to sales of $369,000 and $250,000 to Network Rail and Bechtel, respectively, during the corresponding period in the prior year.  The Company has continued to experience higher sales of the eB product suite as a result of customers expanding their existing software systems and an increase in software orders from new and existing customers in response to a higher demand for a comprehensive content management solution needed for business process compliance, corporate record keeping and enterprise collaboration.

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

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various industries, including those targeted directly by the Company.  Sales through indirect channels for the three months ended June 30, 2004 amounted to $71,000, or 3% of total revenue compared to $83,000 or 4% of total revenue for the same period in 2003.    Sales through indirect channels for the nine months ended June 30, 2004 amounted to $371,000, or 6% of total revenue compared to $131,000 or 2% of total revenue for the same period in 2003.  The increase in indirect sales of $240,000 nine months ended June 30, 2004 is due primarily to increased sales from one distributor in the United Kingdom.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Network Rail accounted for 61% of revenue for the three months ended June 30, 2004, compared to 15% of revenue for three months ended June 30, 2003.  Network Rail and Constellation Energy Group accounted for 27% and 17% of revenue for the nine months ended June 30, 2004, while Network Rail accounted for 21% of revenue for nine months ended June 30, 2003.  The Company’s reliance on relatively few customers could have a material adverse effect on its results of operations on a quarterly basis.

Service and Other Revenues

(in thousands)

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2004	2003		2004	2003
Service Revenue	$1,341	$1,417	-5%	$3,589	$4,233	-15%
Percentage of total revenue	46%	75%		54%	70%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to business process studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenue decreased in absolute dollars and as a percentage of total revenue for the three and nine months ended June 30, 2004, as compared to the corresponding prior year periods.  The $76,000, or 5%, decrease in the three months ended June 30, 2004 as compared to the same periods in 2003 was comprised of a $218,000, or 32%, reduction in non-maintenance service revenue which was partially offset by an increase of $142,000, or 20%, in maintenance revenue.  The $644,000, or 15%, decrease in the nine months ended June 30, 2004 as compared to the same period in 2003 consisted of a $757,000, or 38% reduction in non-maintenance service revenue which was partially offset by an increase of $118,000, or 5% in maintenance revenue.  The decrease in non-maintenance service revenue in the three and nine months ended June 30, 2004 resulted from the fact that the Company had one large implementation service contract as compared to two large implementation service contracts for the same period in 2003.  The increase in maintenance revenue in the three and nine months ended June 30, 2004 compared to the comparable periods of 2003 resulted from increased license sales and maintenance requirements.

We anticipate that service and other revenue will fluctuate primarily due to fluctuations in sales to new customers, which require more services that typically include a business process study, integration with other business systems and training.  In addition, we expect that service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of License Revenues

(in thousands)

	Three Months Ended June 30,		Percent	Nine Months Ended June 30,		Percent
	2004	2003	Change	2004	2003	Change
Cost of License Revenue	$37	$189	-80%	$178	$589	-70%
Percentage of license revenue	2%	39%		6%	33%

Cost of licenses revenues consists of costs associated with reselling third-party products and amortization of internal software development costs.

Cost of license revenue decreased in absolute dollars and as a percentage of associated license revenue in both the three and nine months ended June 30, 2004, as compared to the same periods in 2003.  The costs of licensed revenues in the three months ended June 30, 2004 decreased $152,000, or 80% as compared to the same period in 2003.  The decrease was related to a reduction in third-party software costs of $79,000 due to fewer sales of third-party products as a percentage of total sales.  In addition, amortization expense of capitalized software costs decreased $73,000 as a result of a majority of such costs being fully amortized in fiscal 2003.  The overall decrease in costs of license revenues and increase in license revenue resulted in an improvement in gross profit margin to 98% for the three months ended June 30, 2004 as compared to 61% for the same period a year ago.

The costs of licensed revenues in the nine months ended June 30, 2004 decreased $411,000, or 70% as compared to the same period in

2003.  Approximately $230,000 of this decrease was related to reduced amortization expense of capitalized software as mentioned above.  The remaining decrease of $181,000, was due to decreased third-party costs due to lower sales of third-party products as a percentage of total sales.  The overall decrease in cost of license revenues resulted in an improvement in gross profit percentage of license revenues to 94% for the nine months ended June 30, 2004 as compared to 67% for the same period a year ago.

We expect the cost of license revenues to fluctuate based on customer requirements for third-party software products since these costs have the largest impact on cost of license revenues.

Cost of Services and Other Revenues

(in thousands)

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2004	2003		2004	2003
Cost of service and other revenue	$586	$655	-11%	$1,693	$1,749	-3%
Percentage of service and other revenue	44%	46%		47%	41%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenue decreased in absolute dollars in the three and nine months ended June 30, 2004 as compared to the same periods in 2003.  The $69,000, or 11% and $56,000, or 3%, decrease in the three and nine months ended June 30, 2004, respectively, as compared to the same periods in 2003, was due primarily to decreased third party service costs of $64,000 associated with a customer contract for conversion of data in the prior year.  The decrease in cost of services and other revenue resulted in a slight increase in gross profit to 56% from services and other revenue for the three month period ended June 30, 2004 as compared to 54% for the same period a year ago.    The gross profit from services and other revenue as a percentage of services and other revenues decreased to 53% for the nine months ended June 30, 2004 from 59% for the same period a year ago.  The lower gross profit percentage is due to a 15% decrease in service and other revenues while cost of revenues decreased only 3% as third party costs decreased $75,000 and personnel and related costs remained relatively unchanged.

We expect the cost of service and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Operating Expenses

Research and Development

(in thousands)

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2004	2003		2004	2003
Research and development expenses	$341	$364	-6%	$1,008	$1,101	-8%
Percentage of total revenue	12%	19%		15%	18%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses decreased in absolute dollars and as a percentage of total revenue in the three and nine months ended June 30, 2004, as compared to the same periods in 2003.  The $23,000, or 6%, decrease for the three months ended June 30, 2004 was due primarily to a reduction in facility costs of $10,000 associated with the Company moving to a smaller facility in June of fiscal year 2003 and reduced labor and related costs of $8,000.

The $93,000, or 8% decrease for the nine months ended June 30, 2004 was due primarily to a reduction in facility costs of $118,000 associated with the Company moving to a smaller facility in June of fiscal year 2003.  The decrease was partially offset by an increase of $25,000 in labor and related costs associated with the Company adding additional personnel dedicated to quality assurance.

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to remain at the current levels in absolute dollar amounts in the next several quarters.

Marketing and Sales

(in thousands)

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2004	2003		2004	2003
Marketing and sales expenses	$871	$635	37%	$2,201	$1,918	15%
Percentage of total revenue	30%	33%		33%	32%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses increased in absolute dollars for the three and nine months ended June 30, 2004, as compared to the same periods in 2003.  The increase of $236,000, or 37%, for the three months ended June 20, 2004 as compared to the same period in 2003 was due primarily to an increase of $92,000 in marketing labor and related costs associated with additional marketing and sales personnel, $68,000 in commission expenses related to higher revenues, $65,000 in marketing costs primarily related to user conferences and travel and $50,000 in trade shows.  The increase in marketing costs was partially offset by reduced facility costs of $34,000 associated with the Company moving into a smaller facility in June of fiscal year 2003.

Marketing and sales expenses increased $283,000, or 15%, for the nine months ended June 20, 2004 as compared to the same period in 2003 due primarily to an increase of $127,000 in marketing labor and related costs associated with additional marketing and sales personnel, $129,000 in commission expenses related to higher revenues, $74,000 in marketing costs primarily related to user conferences and travel and $53,000 in trade shows.  The increase in marketing costs was partially offset by reduced facility costs of $66,000 associated with the Company moving into a smaller facility in June of fiscal year 2003 and a reduction of  $45,000 in consultants expenses due to the Company performing certain marketing and sales services in-house which were previously performed by outside consultants.

We expect marketing and sales expense to increase in absolute dollar amounts and as a percentage of total revenue as a result of the planned expansion of our sales and marketing efforts in the next several quarters.

General and Administrative

(in thousands

	Three Months Ended June 30,		Percent Change	Nine Months Ended June 30,		Percent Change
	2004	2003		2004	2003
General and administrative expenses	$585	$319	83%	$1,574	$1,090	44%
Percentage of total revenue	20%	17%		24%	18%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses increased in absolute dollars and as a percentage of total revenue for the three and nine months ended June 30, 2004, as compared to the same period in 2003.  The 83%, or $266,000 increase in the three months ended June 30, 2004 as compared to the same period in 2003, was primarily due to increased accounting and legal fees of $142,000 relating to several registration statement filings and increased investor relations costs of $44,000 relating to a new public relations firm engaged in September 2003.

The $484,000 increase in the nine months ended June 30, 2004 as compared to the same period in 2003 was due primarily to an increase in accounting and legal fees of $273,000 relating to routine SEC review of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 and several registration filings.  In addition, the Company incurred additional expenses of $109,000 relating to a new public relations firm engaged in September, 2003, and increased costs of $30,000 associated with the annual shareholder meeting held in January, 2004.

We expect that general and administrative expenses will fluctuate in absolute dollars based on the timing of accounting and legal matters such as the Company’s recent registration statement filings.

INTEREST EXPENSE

Interest expense consists primarily of fixed interest obligations on our outstanding debt to Spescom Ltd. as well as interest paid on capital lease obligations.  Interest expense was $37,000 and $96,000 for the three and nine months ended June 30, 2004, respectively, as compared to $134,000 and $393,000 for the comparable periods in 2003.  The decrease is due to decreased debt balances owed to

Spescom UK due to the conversion of debt to convertible preferred stock in September 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company’s cash and cash equivalents totaled $1,033,000 as compared to $333,000 at June 30, 2003.  Its current ratio (current assets divided by current liabilities) was .32 at June 30, 2004.

For the nine months ended June 30, 2004, cash used by financing activities totaled $3,000, primarily due to payments on capital leases of $16,000 which was partially offset by cash received of $13,000 from the exercise of stock options. Cash provided by operating activities totaled $730,000 and primarily relates to the sale and collection of a large software license fee during the quarter.

The Company has received loans from Spescom Ltd. in the past to meet its obligations.  The outstanding balance of its loans from Spescom was relatively unchanged at $505,000 at June 30, 2004 as compared to $504,000 at September 30, 2003.  These notes are due in October 2004.  In November 2003, the Company issued a short-term note payable to Spescom UK of $600,000 which was repaid prior to June 30, 2004.  The first payment of $305,000 was made on January 29, 2004 and the second payment of $304,000 was made on May 18, 2004.

In fiscal year 2003, Spescom Ltd. supported the Company’s operations by extending the due dates of notes payable and by converting $5.3 million in debt and other obligations owed to Spescom Ltd. to preferred stock.  The preferred stock is entitled to receive dividends of 5% of the stated value per share per annum, payable on a quarterly basis in cash or common stock.  Unpaid dividends accrue at 8% per annum compounded annually from the date of accrual until paid.  The Company has recorded accrued dividends on the preferred stock of $198,000 and interest of $4,000 as of June 30, 2004.  Spescom Ltd. has stated that it has the ability and will continue to fund the Company’s operations through October 1, 2004, if necessary.

However, the funding of such loans may be delayed or prevented as a result of, among other factors, currency exchange regulations of the Republic of South Africa, under which Spescom is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company. Spescom Ltd. is presently unaware of any reason why such Reserve Bank approval should not be given.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations and other commitments at June 30, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Total
Notes and Accounts Payable to Spescom	$554,000	$—	$—	$—	$554,000
Capital Lease Obligations	21,000	48,000	—	—	69,000
Operating Lease Obligations	237,000	749,000	371,000	—	1,357,000
Total	$812,000	$797,000	$371,000	$—	$1,980,000

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2004 and September 30, 2003, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Foreign Currency

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. For the nine months ended June 30, 2004, revenues from the United States were 48% of total revenues, and revenues from Europe and other locations were 52% of total revenues.  This compares to 56% and 44% respectively for the same period a year ago. Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.  The increased revenue in the current quarter was improved by a foreign currency gain of $309,000 due to a weakened dollar value compared to the pound sterling.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio. As of June 30, 2004 the Company had investments in money market accounts totaling $1 million.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The following table summarizes our securities and weighted average yields, as of June 30, 2004:

	Expected Maturity Date
	2004	2005	2006	2007	Total
Certificates of Deposit	$642,000	$—	$—	—	$642,000
Weighted Average Yield	2.63%
Money Market	376,000	—	—	—	376,000
Weighted Average Yield	0.50%
Total	$1,018,000	$—	$—	—	$1,018,000

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, we have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC’s rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

None.

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

The second April 21, 2004 8-K announced the appointment of Michael Silverman to the Board of Directors of the Company.

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

SPESCOM SOFTWARE INC.

Signature	Title	Date

/s/ Carl Mostert	Director and Chief Executive Officer (Principal Executive Officer)	August 12, 2004
Carl Mostert

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	August 12, 2004
John W. Low