Form 10-K
period 2004-09-30
SPESCOM SOFTWARE INC
filed 2004-12-06
CIK 813747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2004
OR

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

The aggregate market value of the voting and non-voting common equity on September 30, 2004, held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $9,851,603.

The number of shares outstanding of the Registrant’s Common Stock at the close of business on November 15, 2004 was 34,151,778.

*                                               Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement relating to its 2005 Annual Shareholders Meeting are incorporated by reference into – Part III hereof.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Certain Factors That May Affect Future Results” under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and elsewhere in, or incorporated by reference into, this report. Other risks and uncertainties include such factors, among others, as market acceptance and market demand for the Company’s (as defined below) technologies and services, pricing, the changing regulatory environment, the effect of the Company’s accounting policies, potential seasonality, industry trends, adequacy of the Company’s financial resources to execute its business plan, the Company’s ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in the Company’s other SEC filings.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.  These statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly release the result of any revisions to any forward-looking statement, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  You are cautioned not to place undue reliance on any forward-looking statements.

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Spescom Software Inc., a California corporation, and its subsidiaries.

ITEM 1.                                                BUSINESS

General

Spescom Software Inc, formerly Altris Software, Inc., (the “Company”) was founded and incorporated as a California corporation in 1981 and is headquartered in San Diego, California with an international sales and support subsidiary in London, United Kingdom.   Our principal executive office is located at 10052 Mesa Ridge Court, Suite 100, San Diego, California, 92121.  Our telephone number at that address is (858) 625-3000.  Our website address is www.spescomsoftware.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 can be accessed, free of charge, at our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

The Company develops, markets and supports eB, its integrated suite of collaborative document, configuration and records management software solutions. The eB suite enables organizations in a broad range of industries to create, capture, store, manage, share and distribute critical business information regarding their customers, products, assets and processes in an efficient manner. The eB suite also enables them to maintain complete, up-to-date information about the configuration of their products, assets and infrastructures so that they can achieve operational excellence and compliance with regulatory requirements. eB provides the capabilities of an Enterprise Content Management (ECM)/Electronic Document Management (EDM) System, but extends these capabilities by also managing the “things’ that the content/documents relate to such as products, assets , functions, processes, requirements, projects, organizations, locations, work orders, etc. As a result, eB can be used to manage the lifecycle of physical items (e.g. products, equipment or assets), and the requirements (e.g. functional, safety, performance, environmental, etc.) that govern them. It enables intelligent relationships to be defined between these items thereby creating an interdependency model. As a result, the effects of any change on requirements, documents and items can be determined and change can be managed to effectively ensure information integrity. In particular, eB enables organizations with extensive and complex physical infrastructures to efficiently identify, classify, structure, link, and manage documents, physical items, and requirements throughout their lifecycles and ensure that conformance between these is maintained by means of an automated change process.

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

History

In the 1980’s, the Company and a handful of other pioneering companies set out to provide a better alternative for managing documents electronically.  In the mid 1990’s the Company acquired two of those other companies, Optigraphics Corp., and Trimco Ltd. that were recognized for their product excellence and vision.  As a combined entity, the Company became a leading developer of enterprise document management solutions.  In 2000, the Company acquired the rights to certain configuration management technology and skills from Spescom Ltd., which at the same time acquired a controlling interest in the Company.  Due to this unique combination of document and configuration management technologies and skills, the Company began doing business as Spescom Software Inc. on October 1, 2001.

As of September 30, 2004 Spescom Ltd. owned 60% of the outstanding shares of the Company including the shares issuable upon conversion of the shares of the Company’s Series F Preferred Stock held by Spescom Ltd.

A timeline summary of equity transactions between the Company and Spescom Ltd. follows:

1999

The Company sold 3,428,571 shares of its common stock to Spescom Ltd. for $2,300,000 in cash.  In addition, the Company sold a 60% interest in ASL, its United Kingdom subsidiary, for an additional $1,000,000.  At the end of 1999 Spescom Ltd. purchased the Company’s subordinated debt and Series E Preferred Stock held by a third party.  Under the terms of the debt and preferred stock, Spescom Ltd. had the right to convert the debt and preferred stock into common stock at $1.90 per share which equated to 3,226,841 shares of common stock.

2000

In April 2000 the Company sold 5,284,714 shares of its common stock to Spescom Ltd. for $3,700,000.  Also, the Company agreed to convert its subordinated debt and Series E Preferred Stock held by Spescom Ltd. into 9,528,096 shares of common stock—an effective conversion rate of $.70 per share.  The Company also transferred its remaining interest in ASL to Spescom Ltd. for no consideration.  In September 2000 the Company changed its year end from December 31 to September 30 to coincide with Spescom Ltd.’s year end.

2001

In October 2000 Spescom Ltd. contributed certain assets and liabilities of its United Kingdom subsidiary (formerly ASL) to the Company for 550,000 shares of common stock of the Company.

2002

In 2002 Spescom Ltd. loaned working capital to the Company under promissory notes secured by all of the assets of the Company.

2003

In September 2003 the Company agreed to convert $5,292,000 of the $5,791,000 owed to Spescom Ltd. into shares of the Company’s Series F Preferred Stock.  The Series F Preferred Stock is convertible into the Company’s common stock based upon a conversion rate of $.45 per share (subject to certain adjustments set forth in the related Certificate of Determination for the Series F Preferred Stock), which equates to 11,757,778 shares of common stock.

2004

In November 2004 the Company issued a note payable to Spescom UK with a principal balance of $600,000 which was repaid in full during the year.

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

Enterprise information can be broadly divided into two categories:

i)                                         Structured information stored in a database regarding, for example, customers, suppliers, products and transactions. This data is readily manipulated by a computer application to achieve a specified business objective, for example, general accounting, manufacturing planning, inventory control, purchasing, asset management, personnel management. Most enterprise software applications including for example Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”), Supply Chain Management (“SCM”), and Product Lifecycle Management (“PLM”),. solely use this category of information.

ii)                                      Unstructured information generated by software for personal computers and workstations, such as word processing documents, spreadsheets and computer-aided design (“CAD”) drawings, as well as other types of information which may or may not be in electronic format, such as manufacturing procedures, maintenance records, training and technical manuals, facility layouts, blueprints, product and parts drawings, specifications, schematics, invoices, checks and other business records, presentation graphics, photos, audio and video clips and facsimile documents. The majority of corporate information is in an unstructured format and is growing at an exponential rate straining an enterprise’s ability to efficiently, access, process and communicate that information.

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

More recently EDMSs have evolved to Enterprise Content Management (ECM) systems that not only capture, manage and deliver document content but mange all types of content within an enterprise including email, web content, digital assets (video, voice, pictures) and forms.

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

The Company’s Strategic Positioning

 The document/content management technology developed by the Company and integrated with the configuration management technology developed by Spescom Ltd. provides an extremely powerful and unique solution to the business and information management challenges faced by enterprises that design, build, manage and operate complex products and assets.

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

Competition

The market for the Company’s products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company currently encounters competition from a number of public and private companies, including Electronic Document Management Systems/Enterprise Content vendors such as EMC (formerly Documentum), FileNet, OpenText, Sword and Hummingbird; Enterprise Asset Management vendors such as Indus and MRO/Maximo; and to a lesser extent Product Data Management/Product Lifecycle Management vendors such as Matrix I, PTC and EDS. Many of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

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

The Company’s Solution

Challenges of Document and Change Management

Organizations operating in complex, asset intensive industries — utility, transportation, government and public sector, process manufacturing, pharmaceuticals and telecommunications — are increasingly required to meet the conflicting challenges to:

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

Current Solutions

To effectively address these challenges, organizations must efficiently manage information and change within their organizations to remain competitive. Consequently, companies have invested in, and in fact, built their organizations and processes on and around “enterprise software platforms”. Solution providers use core functions to build “functional” applications to improve the process of a particular product phase or functional department. For example, PDM solutions focus on the creation of product definition information and include authoring and analysis tools for mechanical, electrical and software design (e.g., CAD/CAM, CAE, EDA, and CASE). ERP solutions traditionally deal with the product/asset production lifecycle. SCM, which is primarily focused on ordering and procurement logistics, begins at the front end of the product/asset lifecycle. Once products are deployed in the field, CRM solutions are used to help manage the customer relationship and EAM solutions are used to maintain the product/asset throughout its operational phase. In addition, EDMSs or ECM systems are deployed to support these applications and manage all documents and content created and used within the enterprise.  These various enterprise solutions have become a strategic business initiative and competitive necessity of most businesses.

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

•                  Although traditional PDM solutions capture both product/asset data and associated information contained in documents, they tend to focus on the needs of users during the product design and manufacturing phases of a product/asset with limited or no support for the operation and maintenance of the product/asset. Also, incomplete interfaces between PDM environments and other document environments may not reliably reflect changes in the other, particularly if document or product data updates must be performed.

•                  Maintenance and EAM solutions capture and manage assets and associated information but again do so for the specific purposes of maintenance and inventory control. They do not capture requirements nor do they effectively manage change and ensure the integrity of information. They typically only provide limited document management capabilities.

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

Differentiators Defining the Niche

Enterprises continue to struggle with the complex business problem of ensuring that conformance is maintained between:

•               Design requirements (what is REQUIRED to be there)

•                                                             Actual asset configuration (what is ACTUALLY there), and

•               Asset configuration information found in documents, drawings, etc. (what the documentation SAYS is there).

To ensure that information integrity is maintained between the requirements for an item/asset, the information about the item/asset (usually contained in a document) and the item/asset itself, it is necessary to first identify the requirements, the information/documents and the item/asset. Then a process must be implemented to ensure that a change to the requirements, the information/document or the item/asset is reflected in all three. The inability to do this using document/content management and/or maintenance management tools is increasingly being realized by leading enterprises as a major cause of operational inefficiency and is creating the opportunity for the Company to penetrate these accounts.

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

eB enables documents/content, as well as physical items (products, equipment or assets) and requirements (e.g., functional, safety, environmental) to be identified, classified, structured, linked and managed throughout their life-cycles. It ensures that conformance between these is maintained by means of an automated change process.

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

Strategy

Business Model

The Company is building its business strategies around two core strengths: First, the Company’s software and related services solve critical and recurring problems for companies operating in complex, asset-intensive industries. Second, the Company’s software solutions have clear and significant architectural advantages that enable the Company to offer high value solutions to the Company’s users as well as distinguish itself from its competitors. To capitalize on these strengths, the Company has instituted the strategic initiatives listed below.  We believe that these initiatives will enhance the Company’s ability to achieve a defensible, leading market position within its growing market niche.

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

•      Enter New Markets Through Increased Investment in and Expansion of Strategic Partnerships. To expand into new markets, the Company seeks to increase its key strategic relationships with system integrators and channel partners having significantly greater resources and immediate access to customers. Because of the Company’s positioning of eB as a complementary rather than replacement or standalone solution, the Company is well positioned to create win-win relationships with its direct/indirect competitors. Ultimately, the end-users benefit with higher value solutions that truly address their critical information requirements. Properly implemented, we believe this strategy affords the Company new, relatively immediate, incremental, high margin revenues with substantially reduced investment. However, for this strategy to be successful, the Company must allocate resources for the additional demands placed on the Company. In particular, the Company must invest in: 1) product development to assure eB integrates easily with those of the expanding partner network, and 2) sales, marketing and customer support resources to train, coordinate, and support a growing partnership network and base of end-users.

•      Outsource Non-Core Operations.  The Company plans to continue its program of outsourcing non-core service functions. Services presently outsourced include on-site implementation and integration using partners in selected regions and markets. The Company plans to expand these functions to include other regions and markets as well as outsourcing certain non-core software development to Spescom Ltd. in South Africa. Through careful partner and supplier selection and program coordination, monitoring and implementation, the Company is better positioned to:

i)                                         Allocate its resources to its critical, core functions, and

ii)                                      Focus on the delivery of higher margin services and products such as system design services and Company developed iDCR products.

•      Opportunistic Investing in Technology. It is the Company’s intention to continue to efficiently execute its plan of organic growth through fiscal 2005. However the Company believes that it may benefit greatly from opportunistic investments that extend eB’s integrated functionality with video, voice and other data. In addition, the continued emergence of the Internet is increasingly pressuring companies to offer portal-based solutions. The Company believes that opportunities for technology acquisitions may speed its software development and improve its strategic market positioning.

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

A small number of customers has typically accounted for a large percentage of the Company’s annual revenues. Network Rail and Constellation Energy Group accounted for 23% and 15%, respectively of revenues for fiscal 2004 while Network Rail accounted for 19% of revenue for fiscal 2003 and 2002. The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Sales and Marketing

Direct sales

The Company focuses its direct sales force on select vertical markets with compelling business needs for the Company’s information management solutions. The Company has established a strong market presence in the utility, manufacturing, transportation and other processing industries both domestically and internationally. The Company’s strategy is to continue its direct sales and marketing to increase its market penetration in these industries as well as in certain other select vertical markets, including telecommunication providers, aircraft maintenance and other governmental agencies, electrical and electronic equipment manufacturers, engineering and construction firms, financial institutions, property management companies and architecture firms. As of September 30, 2004, the Company’s sales and marketing organization consisted of 13 employees, 9 based in the U.S. and 4 based in the UK. The Company’s field sales force regularly conducts presentations and demonstrations of the Company’s suite of products to management and users at customer sites as part of the direct sales effort. Sales cycles for the Company’s products generally last from six to twelve months.

Indirect distribution channels

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company.  Sales through indirect channels amounted to $471,000 or 5%, $214,000 or 3% and $654,000 or 9% of total sales for fiscal years 2004, 2003 and 2002.

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

The Company is seeking to establish and/or expand its relationships with vendors that supply complimentary technologies, including EAM vendors such as Indus and MRO/Maximo, ECM vendors such as EMC (formerly Documentum), GIS vendors such as ESRI and CAD vendors such as AutoDesk and Bentley among others.

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

The Company intends to continue to extend its position as a technology leader in developing and marketing integrated document, configuration and records management solutions. The Company intends to do this by continuing to enhance the features and functionality of its current products, including tools to allow users to customize the Graphical User Interfaces, designing additional APIs to simplify tailoring by both users and application developers, administrative tools to enable systems operators to easily setup and make changes to the system and add tighter integration with other third party CAD, GIS and EAM products. Through this enhanced functionality and integration the Company’s products can provide even faster deployment and greater management control of enterprise information. Through leveraging its technology, the Company also plans to introduce new products and product extensions which are complementary to its existing suite of products and which address both existing and emerging market needs.

During 2004, the Company released eB Version 14 which represents the next generation platform based on the Microsoft.Net architecture.  This platform will provide the foundation for the migration of existing customers to eB Version 14 as well was future applications in development.  The Company expects that the migration of existing customers will take place over the next 12 to 24 month time period.  The Company will continue to enhance its records management capabilities to fully comply with Department of Defence records management standard 5015.2. The Company is developing specific applications for the vertical markets on which the Company has focused. The Company believes that the modular and open nature of eB provides an excellent platform for these market applications. The Company is a member of the Microsoft Developer Network (MSDN), which allows the Company to properly plan for support of the latest Microsoft environments.

Backlog and Current Contracts

The Company’s contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At September 30, 2004, the Company’s contract backlog was $2,599,000, as compared to $2,584,000 at September 30, 2003. The Company expects the entire September 30, 2004 backlog to be substantially completed in fiscal 2005. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company’s backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

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

Employees

As of September 30, 2004, the Company had 46 full-time employees, of whom 9 were engaged in product development, 21 in customer support, implementation and application engineering activities, 13 in sales and marketing and 6 in administration. The Company also utilizes consultants for specific projects. None of the Company’s employees is represented by a labor union. The Company has not experienced work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense and the Company expects that such competition will continue for the foreseeable future. The Company has an incentive stock option plan for granting options to employees as a means of attracting and keeping key individuals. The Company believes that its future success will depend, in large measure, on its ability to continue to attract, hire and retain qualified employees and consultants.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company trades on the OTC Bulletin Board under the symbol “SPCO.OB” The following table shows, for the calendar quarters indicated, the high and low bid prices of the Common Stock.  These high and low bid prices from the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended September 30, 2004
First Quarter	$0.73	$0.40
Second Quarter	0.72	0.41
Third Quarter	0.56	0.42
Fourth Quarter	0.45	0.30
Year Ended September 30, 2003
First Quarter	$0.26	$0.10
Second Quarter	0.33	0.14
Third Quarter	0.25	0.15
Fourth Quarter	0.75	0.15

On September 30, 2004, there were approximately 900 holders of record of the Company’s Common Stock and the last sale price of the Common Stock as reported on the OTC Bulletin Board on September 30, 2004 was $0.54 per share.

The Company has never paid a dividend on its Common Stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company’s business. Consequently, the Company does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans as of September 30, 2004.  The table includes the 1996 Stock Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)
Equity compensation plans approved by security holders	5,090,750		$0.31	59,212
Equity compensation plans not approved by security holders	2,600,000	(1)(2)	$0.24	—
Total	7,690,750		$0.28	59,212

(1)                      Of these option shares 2,500,000 were granted to an investment consulting firm who is assisting the Company in seeking financing.  The option has an exercise price of $0.22 per share.  One million of the shares are currently vested as a result of the closing of a private placement for $605,000 in September 2003.  The remaining 1,500,000 shares of common stock will vest if the Company consummates a transaction with investors introduced by or through this investment firm that provides the Company with at least $2,400,000 in additional investment capital.  This option will expire on August 15, 2006.

(2)                      Of these option shares 100,000 shares were granted in 1999 under a warrant to an investment firm.  The exercise price under the warrant is $0.72 per share.  The warrant expires on December 15, 2004.

Recent Sales of Unregistered Securities.

In addition to those sales by the Company of unregistered securities previously disclosed pursuant to our Current Reports on Form 8-K, on September 5, 2004, pursuant to a consulting agreement dated March 5, 2004, the Company issued 75,000 shares of common stock to a consulting firm in consideration for consulting services rendered.  The issuance was conducted without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company. The financial data for each of the years ended September 30, 2004, 2003, 2002 and 2001, the nine months ended September 30, 2000 have been derived from the audited Consolidated Financial Statements. The Company changed its fiscal year from December 31 to September 30 beginning for fiscal year 2000.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years ended September 30,				Nine months ended September 30,
	2004	2003	2002	2001	2000
	(In thousands except per share data)
Consolidated Statement of Operations Data
Revenues
Licenses	$3,897	$2,053	$1,958	$4,806	$1,405
Services and other	5,105	5,309	5,012	6,352	3,849
Total revenues	9,002	7,362	6,970	11,158	5,254

Cost of revenues

Licenses	260	690	2,041	1,371	922
Services and other	2,249	2,334	3,218	3,914	1,969
Total cost of revenues	2,509	3,024	5,259	5,285	2,891

Gross profit	6,493	4,338	1,711	5,873	2,363

Operating expenses:
Research and development	1,393	1,494	1,828	1,963	1,362
Marketing and sales	2,949	2,452	3,479	4,100	1,144
General and administrative	1,965	1,410	1,809	1,276	584
	6,307	5,356	7,116	7,339	3,090
Income (loss) from operations	186	(1,018)	(5,405)	(1,466)	(727)

Nonrecurring loss on conversion of debt to preferred stock	—	(1,499)	—	—	—
Interest and other income	13	4	7	182	40
Interest expense	(151)	(491)	(371)	(28)	(207)

Net income (loss)	48	(3,004)	(5,769)	(1,312)	(894)

Cumulative preferred dividends	(271)	—	—	—	—
Net loss available to common shareholders	$(223)	$(3,004)	$(5,769)	$(1,312)	$(894)

Basic and diluted net loss per share	$(0.01)	$(0. 10)	$(0.19)	$(0.04)	$(0.05)

Shares used in computing basic and diluted net loss per common share	34,016	31,100	30,842	30,792	22,768

	September 30,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data

Working deficit	$(2,693)	$(3,880)	$(2,972)	$(2,468)	$(2,205)
Total assets	1,430	1,230	2,508	4,256	6,040
Long-term obligations	601	566	4,891	1,377	—
Shareholders’ (deficit) equity	(3,136)	(4,141)	(7,145)	(1,295)	234

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, markets and supports eB, its integrated suite of collaborative document, configuration and records management software solutions. The eB suite enables organizations in a broad range of industries to create, capture, store, manage, share and distribute critical business information regarding their customers, products, assets and processes in an efficient manner The eB suite also enables them to maintain complete, up-to-date information about the configuration of their products, assets and infrastructures so that they can achieve operational excellence and compliance with regulatory requirements. eB provides the capabilities of an Enterprise Content Management (ECM)/Electronic Document Management (EDM) System, but extends these capabilities by also managing the “things’ that the content/documents relate to such as products, assets , functions, processes, requirements, projects, organizations, locations, work orders, etc. As a result, eB can be used to manage the lifecycle of physical items (e.g. products, equipment or assets), and the requirements (e.g. functional, safety, performance, environmental, etc.) that govern them. It enables intelligent relationships to be defined between these items thereby creating an interdependency model. As a result, the effects of any change on requirements, documents and items can be determined and change can be managed to effectively ensure information integrity. In particular, eB enables organizations with extensive and complex physical infrastructures to efficiently identify, classify, structure, link, and manage documents, physical items, and requirements throughout their lifecycles and ensure that conformance between these is maintained by means of an automated change process.

We develop, market and support eB, our integrated suite of collaborative document, configuration and records management software solutions. Our revenues in the fiscal year ended September 30, 2004 increased by 22% from the prior fiscal year as we continued to achieve higher sales of the eB product suite in response to higher demand in the market for comprehensive enterprise document, configuration and records management software.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training.  Of our total revenues in fiscal 2004, license revenues accounted for 43%, maintenance services revenues accounted for 35% and non-maintenance services represented 22%.

Many of our customers are located outside the United States, with foreign-originated revenues accounting for 46% and 42% of fiscal 2004 and 2003 revenues, respectively.  Our increased revenue in fiscal 2004 reflected a foreign currency gain of $435,000 due to the declining value of the dollar during the year.

While revenues increased, our cost of revenues declined by17% in fiscal 2004 compared to fiscal 2003, due primarily to a decrease in amortization expense associated with previously capitalized software costs.  This allowed us to increase our gross profit from 59% to 72% of revenues.  Operating expenses increased by 18% primarily as a result of our decision to expand the Company’s marketing and sales efforts and an increase in our general and administrative expenses.

At September 30, 2004, our principal sources of liquidity consisted of $109,000 of cash and cash equivalents, compared to $333,000 at September 30, 2003.  On November 5, 2004, we completed a private placement of preferred stock which resulted in gross proceeds of $2,200,000, of which $1,650,000 has been received, and an additional $550,000 is payable within two days after we file a registration statement with the SEC for the resale of the common stock into which the preferred stock is convertible.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-year period ended September 30, 2004, each year therein being referred to as fiscal 2004, fiscal 2003 and fiscal 2002.  Unless otherwise indicated, references to any year in this discussion refer to the applicable fiscal year ended September 30.  This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

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

•                                          Discounts given for each element of a contract

•                                          Any commitments made as to installation or implementation of “go live” dates.

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

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company retains no continuing obligations on sales to VARs.  Management believes that no significant concentrations of credit risk existed at September 30, 2004. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, the Company may be required to book additional bad debt expense which could have a material adverse effect on our business, results of operations and financial condition for the periods in which such additional expense occurs.

Results of Operations

The following table sets forth the percentage relationship to total revenues of items included in the Company’s Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002.

	Years ended September 30,
	2004	2003	2002
Revenues
Licenses	43%	28%	28%
Services and other	57%	72%	72%
Total revenues	100%	100%	100%

Cost of revenues
Licenses	3%	9%	29%
Services and other	25%	32%	46%
	28%	41%	75%

Gross profit	72%	59%	25%

Operating expenses:
Research and development	15%	20%	26%
Marketing and sales	33%	33%	50%
General and administrative	22%	19%	26%
	70%	72%	102%

Income (loss) from operations	2%	(14)%	(78)%

Nonrecurring loss on conversion of debt to preferred stock	—	(20)%	—
Interest and other income	—	—	—
Interest expense	(1)%	(7)%	(5)%

Net income (loss)	1%	(41)%	(83)%
Cumulative preferred dividends	(3)%	—	—
Net loss available to common shareholders	(2)%	(41)%	(83)%

 Revenues

Licenses Revenues

(in thousands)

	2004	Change	2003	Change	2002
License revenues	$3,897	90%	$2,053	5%	$1,958
Percentage of total revenues	43%		28%		28%

License revenues increased by $1.8 million, or 90%, to $3.9 million from $2.1 million in fiscal 2004 from fiscal 2003.  The improvement was due to customers expanding their existing software systems and software orders from new customers in response to an increase in demand for a comprehensive content management solution needed for business process compliance, corporate record keeping and enterprise collaboration.  The increase in demand for the eB product suite is demonstrated by sales to an existing customer, Network Rail, of $1.5 million and a new customer, Constellation Energy Group, of $750,000.  License revenues increased by $95,000, or 5%, to $2.1 million from $2.0 in fiscal 2003 from fiscal 2002.  The increase was due primarily to an increase in number of licenses sold to both new and existing customers during fiscal 2003 as compared to fiscal 2002.

During fiscal 2004 and 2003 the Company has experienced higher sales of the eB product suite. We anticipate that the demand for enterprise document, configuration and records management software solutions will continue to increase if overall economic conditions continue to strengthen.  The Company’s license revenues fluctuate from quarter to quarter, but we have experienced and expect to continue to see increased license revenue opportunities as more users are deployed throughout existing customer enterprises and as we make additional sales to new customers.

Service and Other Revenues

(in thousands)

	2004	Change	2003	Change	2002
Service and other revenues	$5,105	(4)%	$5,309	6%	$5,012
Percentage of total revenues	57%		72%		72%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to design studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Service and other revenue decreased in absolute dollars and as a percentage of total revenue during fiscal 2004 as compared to fiscal 2003.  The $204,000, or 4%, decrease in fiscal 2004 was mainly comprised of a decrease in non-maintenance services of $375,000 which was partially offset by an increase in maintenance revenue of $179,000.  The decrease in non-maintenance service revenue in fiscal 2004 resulted from the fact that the Company had one large implementation service contract in fiscal 2004 as compared to two large implementation service contracts during fiscal 2003.  The increase in maintenance revenue is due to additional maintenance resulting from the increase in license sales in fiscal 2004 as compared with fiscal 2003.

Services and other revenue increased in absolute dollars and as a percentage of total revenue during fiscal 2003 as compared to fiscal 2002.  The $297,000, or 6%, increase in fiscal 2003 was comprised of an increase in non-maintenance services of $572,000, or 32% due to sales to several large new customers. The increase in non-maintenance revenue was partially offset by a decrease of $275,000, or 8% in maintenance revenue.  The decrease in maintenance revenue is the result of customers who had downsized their organizations and lowered their maintenance requirements.

We anticipate that service and other revenue will fluctuate primarily due to fluctuations in sales to new customers, which require more services that typically include a business process study, integration with other business systems and training.  In addition, we expect that service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

A small number of customers has typically accounted for a large percentage of the Company’s total annual revenues. Network Rail and Constellation Energy Group accounted for 23% and 15%, respectively, of revenues for fiscal 2004 while Network Rail accounted for 19% of revenue for fiscal 2003 and 2002. The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Cost of Revenues

Cost of Licenses Revenues

(in thousands)

	2004	Change	2003	Change	2002
Cost of license revenues	$260	(62)%	$690	(66)%	$2,041
Percentage of license revenues	7%		34%		104%

Cost of licenses revenues consists of costs associated with reselling third-party products and amortization of internal software development costs.

Cost of license revenue decreased in absolute dollars and as a percentage of license revenues in fiscal 2004 compared to fiscal 2003.  The $430,000, or 62% decrease was due to a decrease of $374,000 in amortization expense of capitalized software costs as a result of a majority of such costs being fully amortized by the end of fiscal 2003.  In addition, third party software costs decreased by $56,000 due to fewer sales of third-party products as a percentage of total sales in fiscal 2004.   The overall decrease in costs of license revenues and increase in license revenue resulted in an improvement in gross profit margin to 93% in fiscal 2004 as compared to 66% in fiscal 2003.

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

Cost of Services and Other Revenues

(in thousands)

	2004	Change	2003	Change	2002
Cost of services and other revenues	$2,249	(4)%	$2,334	(27)%	$3,218
Percentage of total revenues	44%		45%		64%

 Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenue decreased $85,000, or 4%, in fiscal 2004 compared to fiscal 2003 primarily due to decreased third party service costs of $64,000 associated with a customer project recognized in fiscal 2003 to convert their data to electronic form.  Gross profit from services and other revenue as a percentage of services and other revenues remained unchanged at 56% in fiscal 2004 as compared to fiscal 2003.

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

Operating Expenses

Research and Development

(in thousands)

	2004	Change	2003	Change	2002
Research and development expenses	$1,393	(7)%	$1,494	(18)%	$1,828
Percentage of total revenue	15%		20%		26%

 Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses decreased in absolute dollars and as a percentage of total revenue for fiscal 2004 as compared to fiscal 2003.  The $101,000, or 7%, decrease in fiscal 2004 was due primarily to a reduction in facility costs of $172,000 associated with the Company moving to a smaller facility in June of fiscal 2003.  The decrease in facility costs were partially offset by an increase of $60,000 in labor and related costs associated with the Company adding additional personnel dedicated to quality assurance.

Research and development expenses decreased in absolute dollars and as a percentage of total revenue for fiscal 2003 as compared to fiscal 2002.  The $334,000, or 18%, decrease in fiscal 2003 is due to the reduction of personnel and associated costs as part of the restructuring the Company implemented in March 2002.  The restructuring was implemented in mid-year of fiscal 2002 and resulted in a decrease of $362,000 in fiscal 2003 compared to fiscal 2002, reflecting a full year effect from the reduction in personnel.     The reductions were implemented with a view to retaining the Company’s core technological competencies and maintaining its abilities to continue to enhance its eB product suite.

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to increase in absolute dollar amounts, but decrease as a percentage of total revenue.

Marketing and Sales

(in thousands)

	2004	Change	2003	Change	2002
Marketing and sales expenses	$2,949	20%	$2,452	(30)%	$3,479
Percentage of total revenue	33%		33%		50%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses increased in absolute dollars for fiscal 2004 compared to fiscal 2003.  The increase of $497,000, or 20%, for fiscal 2004 as compared to fiscal 2003 is due primarily to an increase of $253,000 in marketing labor and related costs associated with additional marketing and sales personnel, $133,000 in commission expenses related to higher revenues and $145,000, in marketing costs primarily related to technology consultants and trade shows as part of efforts to raise the Company’s profile in the industry.  The increase in marketing costs was partially offset by reduced facility costs of $34,000 associated with the Company moving into a smaller facility in June of fiscal 2003.

Marketing and sales expenses decreased in absolute dollars and as a percentage of total revenue for fiscal 2003 compared to fiscal 2002.  The decrease of $1.0 million, or 30%, for fiscal 2003 as compared to fiscal 2002 was due primarily to the reduction of marketing and sales personnel and associated costs as part of the restructuring the Company implemented in March 2002.  Since the restructuring was implemented in mid-year of fiscal 2002 the decrease of $1.0 million in fiscal 2003 reflects a full year effect from the reduction.

We expect marketing and sales expense to increase in absolute dollar amounts and as a percentage of total revenue as a result of the planned expansion of our sales and marketing efforts in the next several quarters.

General and Administrative

(in thousands)

	2004	Change	2003	Change	2002
General and administrative expenses	$1,965	39%	$1,410	(22)%	$1,809
Percentage of total revenue	22%		19%		26%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

The $555,000, or 39%, increase in fiscal 2004 compared to fiscal 2003 was due primarily to an increase in accounting and legal fees of $331,000 relating to a routine SEC review of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 and several registration filings.  In addition, the Company incurred additional expenses of $92,000 relating to a new public relations firm engaged in September, 2003, and increased costs of $30,000 associated with the annual shareholder meeting held in January, 2004.

The $399,000, or 22%, decrease in fiscal 2003 compared to fiscal 2002 was due primarily to the reduction in general and administrative personnel and their associated costs of $272,000 as a result of the personnel reductions associated with the Company’s restructuring in March 2002.  In addition, the general and administrative expense was reduced by the Company lower its allowance for bad debt by $78,000 reflecting the decrease in the gross accounts receivable balance from year end 2002 to 2003.

We expect that general and administrative expenses will fluctuate in absolute dollars based on the timing of accounting and legal matters such as the Company’s recent registration statement filings.

Interest and Other Income

Interest income consists primarily of interest earned on our cash and cash equivalents and gain on revaluation of derivatives.  Interest and other income increased by $9,000 to $13,000 in fiscal 2004, as compared to $4,000 in fiscal 2003 due primarily to a gain of $6,000 on the revaluation of a derivative that was recognized as a liability in the consolidated balance sheet in fiscal 2003 but was converted into stock in the second quarter of fiscal 2004 (See Note 8).  Interest and other income decreased by $3,000 to $4,000 for fiscal 2003 from $7,000 for fiscal 2002 due to lower average cash balances throughout fiscal 2003.

Interest Expense

Interest expense consists primarily of amortization of fixed interest obligations relating to our outstanding notes payable to Spescom as well as interest paid on capital lease obligations.  Interest expense totaled $126,000 for fiscal 2004, $491,000 for fiscal 2003 and $371,000 for fiscal 2002. The decrease of $365,000 of interest expense in fiscal 2004 was due to lower debt balances as a result of the conversion of $5.3 million ion debt to preferred stock in 2003.  The increase of $120,000 of interest expense for fiscal 2003 was due to additional interest expense on the Company’s higher debt balances owed to Spescom Ltd. during 2003.

Cumulative Preferred Dividends

Cumulative preferred dividends on the outstanding Series F convertible preferred stock are entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of September 30, 2004, unpaid dividends and accrued interest amounted to $264,000 and $7,000, respectively.

Liquidity and Capital Resources

At September 30, 2004, our principal sources of liquidity consisted of $109,000 of cash and cash equivalents compared to $333,000 at September 30, 2003.  Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors.

The Company has received loans from Spescom Ltd. in the past to meet its obligations.  The outstanding balance of its demand notes owed to Spescom Ltd. including interest was $557,000 at September 30, 2004 as compared to $504,000 at September 30, 2003.  Spescom Ltd. has agreed not to call the notes prior to October 1, 2005.

Cash used in operating activities was $168,000 and $232,000 for the fiscal 2004 and 2003, respectively.  The $168,000 used in operations for fiscal 2004 was due to a decrease in operating assets and liabilities of $575,000 while adjustments for non-cash activities increased $359,000, offset by the Company’s net income of $48,000.  The $233,000 used in operations for fiscal 2003 was due to an increase in operating assets and liabilities of $329,000 and $2.4 million in adjustments for non-cash activities, offset by our net loss of $3.0 million.

Cash used in investing activities was $32,000 and $43,000 for fiscal 2004 and 2003, respectively which was primarily for acquisitions of computer software and equipment.

Cash used in financing activities of $9,000 for fiscal 2004 was primarily for repayment of capital lease obligations.  Cash provided by financing activities for fiscal 2003 of $574,000 was primarily the proceeds from issuance of common stock in a private financing.  The proceeds were partially offset by $15,000 used in repayment of capital lease obligations.

On November 5, 2004, the Company completed a private placement with an investment consulting firm.  The Company intends to use the funds from this private placement to expand its sales and marketing efforts and improve its liquidity.  In connection with the private placement, the Company issued 2,200 shares of Series G Convertible Preferred Stock, and warrants, expiring November 5, 2007, to purchase 2,750,000 shares of common stock at $0.44 per share.  The preferred stock is convertible into up to 7,333,334 shares of common stock.  The private placement resulted in gross proceeds to the Company of $2,200,000, of which $1,650,000 was paid to the Company by the investors on November 5, 2004 and an additional $550,000 is payable to the Company within two days after the Company files a registration statement with the Securities and Exchange Commission for the resale of the common stock into which the preferred stock is convertible, as well as the 2,750,000 shares issuable under the warrants.  The Company has agreed to use commercially reasonable efforts to file the registration statement by December 5, 2004.

 Net Operating Loss Tax Carryforwards

As of September 30, 2004, the Company had a net operating loss carryforward (“NOL”) for federal income tax purposes of $35,221,000, which expires over the years 2005 through 2022. The Company also had a NOL carryforward for state income tax purposes of $6,699,000, which expires over the years 2005 through 2011. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $328,000, which will substantially expire in the years 2005 through 2011. Under the Internal Revenue Code of 1986, as amended (the “Code”), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 20 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 20 years to offset future income taxes. As a result of the issuances of shares to Spescom Ltd. in the past, an additional ownership change occurred in April 2000. The Company’s ability to utilize the consolidated NOL in future years will be limited pursuant to Code Section 382. The annual limitation is approximately $1,159,000.

Off-Balance Sheet Arrangements

At September 30, 2004 and September 30, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Foreign Currency

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. In fiscal 2004, revenues recorded in the United States were 54% of total revenues, and revenues from Europe and other locations were 46% of total revenues.  In fiscal 2003, revenues recorded in the United States were 58% of total revenues, and revenues from Europe and other locations were 42% of total revenues.  In fiscal 2002, revenues recorded in the United States were 46% of total revenues, and revenues from Europe and other locations in the world were 54% of total revenues.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.  The increased revenue in fiscal 2004 was improved by a foreign currency gain of $435,000 due to a weakened dollar value compared to the pound sterling.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at September 30, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Notes and Accounts Payable to Spescom Ltd.	$647,000	$90,000	$557,000	—	$—
Lease commitments – Operating Leases	1,241,000	241,000	759,000	241,000	—
Lease commitments – Capital Leases	78,000	27,000	51,000	—	—
Total	$1,966,000	$358,000	$1,367,000	241,000	$—

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company will be controlled by Spescom Ltd. and its subsidiaries (“Spescom”) as long as Spescom owns a majority of the Company’s common stock, and the Company’s other shareholders will be unable to affect the outcome of shareholder voting during such time.

As of September 30, 2004, Spescom Ltd. owned 27,408,249 shares of common stock, or approximately 60%, of the Company’s outstanding common stock on a fully-diluted basis.  As long as Spescom Ltd. owns a majority of the Company’s outstanding common stock, Spescom Ltd. will continue to be able to elect the Company’s entire board of directors and to remove any director, with or without cause, without calling a special meeting.  Moreover, even if Spescom Ltd.’s percentage ownership of the Company’s common stock drops below 50%, it is likely that Spescom Ltd. would have sufficient votes to continue to retain control of the Company.  As a result, Spescom Ltd. will likely continue to control for the foreseeable future all matters affecting the Company, including, but not limited to:

•                  the composition of the Company’s board of directors and, through it, any determination with respect to the Company’s business direction and policies, including the appointment and removal of officers;

•                  the allocation of business opportunities that may be suitable for the Company and Spescom Ltd.;

•                  any determinations with respect to mergers or other business combinations or extraordinary transactions;

•                  the Company’s acquisition or disposition of assets; and

•                  the Company’s financing.

Spescom Ltd. is not prohibited from selling a controlling interest in us to a third party.

The Company has borrowed funds from Spescom Ltd. which debts are secured by all of the Company’s assets, and the Company may become insolvent if repayment of such debt is due prior to the Company’s ability to obtain funds to repay such debt or if the Company fails to restructure such debt.

At September 30, 2004, the Company owed, including accrued but unpaid interest, an aggregate amount of $557,000 to Spescom Ltd. Interest accrues on such debt at an annual interest rate of 10%, and such debt is secured by a security interest in favor of Spescom Ltd. on all of the Company’s assets.  Spescom Ltd. has agreed to extend the maturity date on such debt until October 2005. If the Company is unable to generate sufficient cash flow from its operations, secure funds from the capital markets or lenders or restructure its debt to Spescom Ltd., the Company will become insolvent.

The Company may not be able to rely on Spescom Ltd. to fund its future capital requirements, and financing from other sources may not be available on favorable terms or at all.

Although the Company in the past has received funding from Spescom Ltd. for working capital purposes, such additional financing if necessary is not assured.  The Company may need financing in the future and such financing from Spescom Ltd. or other sources may not be available on favorable terms or at all.  In addition, if Spescom Ltd. is otherwise able to provide additional loans on terms acceptable to the Company, the funding of such loans may be delayed or prevented by currency exchange regulations of the Republic of South Africa, under which Spescom Ltd. is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company.

The Company believes its capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and third party products and receivables management.  The Company’s future liquidity will depend on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured.  Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  Management believes that the Company’s current cash and receivables, as well as additional cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital.  However, the Company may not be able to obtain sufficient orders to enable the Company to continue on a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.   Future equity financings would be dilutive to the existing holders of the Company’s common stock.  Future debt financings could involve restrictive covenants.

The Company is dependent on sales to a relatively small number of new customers each quarter, so any failure to close a sale to any customer could have a material adverse effect on its quarterly operating results.

A small number of customers has typically accounted, and will continue in the future to account, for a large percentage of the Company’s annual revenues.  Network Rail and Constellation Energy Group accounted for 23% and 15%, respectively of revenues for fiscal 2004 while Network Rail accounted for 19% of revenue for fiscal 2003 and 2002. Because of the Company’s reliance on sales to relatively few customers, the loss of any sale could have a material adverse effect on the results of its operations on any given quarter.  Additionally, a significant portion of the Company’s revenues has historically been, and is expected in the future to be, derived from the sale of systems to new customers. The Company generally incurs significant marketing and sales expense prior to entering into a contact with a new customer that generates revenues.  The length of time it takes to establish a new customer relationship typically ranges from 6 to 12 months.  As such, the Company may incur significant expenses associated with its sales efforts directed to prospective customers in any particular period before any associated revenues stream begins. If the Company is not successful at obtaining significant new customers or if a small number of customers cancel or delay their orders for its products, then its business and its prospects could be harmed which may cause the price of the Company’s common stock to decline.

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

The market for the Company’s products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.  The Company currently encounters competition from a number of public and private companies, including Electronic Document Management System/Enterprise Content Management vendors such as EMC (formerly Documentum), FileNet, OpenText, Sword and Hummingbird; Enterprise Asset Management vendors such as Indus and MRO/Maximo; and to a lesser extent Product Data Management/Product Lifecycle Management vendors such as Matrix I, PTC and EDS.  Many of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company.  The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

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

The Company’s common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934.  These requirements may reduce the potential market for the Company’s common stock by reducing the number of potential investors.  This may make it more difficult for investors in the Company’s common stock to sell shares to third parties or to otherwise dispose of them.  This could cause the Company’s stock price to decline.  Penny stock is stock:

•                  With a price of less than $5.00 per share;

•                  That is not traded on a “recognized” national exchange;

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

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stock.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

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

Future sales of common stock by the Company’s shareholders, including investors in future offerings and Spescom Ltd., could adversely affect the Company’s stock price.

The Company has registered with the Securities and Exchange Commission the resale of shares issued as part of a private placement completed in September 2003.   Such registration, which was declared effective by the Commission on May 7, 2004, covered 6,723,335 shares of common stock outstanding or issuable upon exercise of options or warrants.  Any sales of these shares or shares of the Company’s common stock issued in any future offering could cause a decline in the price of the Company’s stock.  In addition, Spescom holds 27,408,249 shares of the Company’s common stock on a fully diluted basis as of September 30, 2004, and if it sells its shares of the Company from time to time in the future, the Company’s stock price may be adversely affected.  Spescom also has certain demand and piggyback registration rights relating to 11,757,778 of theses shares.

The exercise of outstanding options and warrants would result in dilution of the Company’s stock.

As of September 30, 2004, the Company had outstanding stock options to purchase approximately 5,090,750 shares of common stock and warrants to purchase approximately 1,108,335 shares of common stock.   If all or a significant number of the options are exercised, shareholders could suffer significant dilution.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk  As of September 30, 2004 the Company did not have any investments in money market accounts while as of September 30, 2003 the Company’s investments did include money market accounts.

Foreign Exchange Risk

Our revenue originating outside the United States was 46%, 42% and 54% for fiscal 2004, 2003 and 2002, respectively. International sales are made mostly from our foreign sales subsidiary in the United Kingdom.  The functional currency of the Company’s United Kingdom subsidiary is the pound sterling. Our subsidiary incurs and settles most of its expenses in its local currency.

The assets and liabilities of our subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in stockholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee

Spescom Software Inc.

San Diego, California

We have audited the consolidated balance sheet of Spescom Software Inc. and subsidiaries as of September 30, 2004, and the related consolidated statement of operations, comprehensive loss, shareholders’ deficit and cash flow for the year then ended September 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spescom Software Inc. and subsidiaries as of September 30, 2004, and the results of their operations and their cash flow for the year then ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

October 29, 2004, except for Note 14 as to which the date is November 5, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Spescom Software Inc.

San Diego, California

We have audited the accompanying consolidated balance sheet of Spescom Software Inc. (formerly Altris Software, Inc.) as of September 30, 2003, and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended September 30, 2003.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spescom Software Inc. as of September 30, 2003, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended September 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Spescom Software Inc. for each of the two years in the period ended September 30, 2003. In our opinion, this Schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Irvine, California

October 24, 2003 (except for Note 6 and Note 8, as to which the date is November 19, 2003)

SPESCOM SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$109,000	$333,000
Receivables, net	954,000	423,000
Other current assets	209,000	169,000
Total current assets	1,272,000	925,000

Property and equipment, net	116,000	213,000
Computer software, net	15,000	63,000
Other assets	27,000	29,000
Total assets	$1,430,000	$1,230,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$440,000	$405,000
Payable to Spescom	90,000	46,000
Preferred stock dividend payable to Spescom Ltd.	271,000	—
Accrued liabilities	1,226,000	1,080,000
Lease obligations– current portion	19,000	23,000
Deferred revenue	1,919,000	2,018,000
Fair value of equity instruments redeemable for common stock	—	1,233,000
Total current liabilities	3,965,000	4,805,000

Notes and accrued interest payable to Spescom	557,000	504,000
Lease obligations	44,000	62,000
Total liabilities	4,566,000	5,371,000

Convertible preferred stock, $1,000 stated value , 1,000,000 shares authorized; 5,291 shares issued and outstanding in 2004 and 2003	—	6,790,000

Shareholders’ deficit:
Convertible preferred stock, $1,000 stated value , 1,000,000 shares authorized; 5,291 shares issued and outstanding in 2004 and 2003	6,790,000	—
Common stock, no par value, 100,000,000 shares authorized; 34,143,278 and 33,922,278 issued and outstanding in 2004 and 2003	74,726,000	73,676,000
Common stock warrants	278,000	278,000
Accumulated other comprehensive loss	(387,000)	(294,000)
Accumulated deficit	(84,543,000)	(84,591,000)
Total shareholders’ deficit	(3,136,000)	(4,141,000)

Total liabilities and shareholders’ deficit	$1,430,000	$1,230,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2004	2003	2002
Revenues:
Licenses	$3,897,000	$2053,000	$1,958,000
Services and other	5,105,000	5,309,000	5,012,000
Total revenues	9,002,000	7,362,000	6,970,000

Cost of revenues:
Licenses	260,000	690,000	2,041,000
Services and other	2,249,000	2,334,000	3,218,000
Total cost of revenues	2,509,000	3,024,000	5,259,000

Gross profit	6,493,000	4,338,000	1,711,000

Operating expenses:
Research and development	1,393,000	1,494,000	1,828,000
Marketing and sales	2,949,000	2,452,000	3,479,000
General and administrative	1,965,000	1,410,000	1,809,000
	6,307,000	5,356,000	7,116,000

Income (loss) from operations	186,000	(1,018,000)	(5,405,000)

Nonrecurring loss on conversion of debt to preferred stock	—	(1,499,000)	—
Interest and other income	13,000	4,000	7,000
Interest and other expense	(151,000)	(491,000)	(371,000)
Net income (loss)	48,000	(3,004,000)	(5,769,000)

Cumulative preferred dividends	(271,000)	—	—
Net loss available to common shareholders	$(223,000)	$(3,004,000)	$(5,769,000)

Earnings per share:
Basic and diluted	$(0.01)	$(0.10)	$(0.19)
Weighted average shares outstanding:
Basic and diluted	34,016,000	31,100,000	30,792,000

Statement of Comprehensive Loss
Net income (loss)	$48,000	$(3 ,004,000)	$(5,769,000)
Other Comprehensive income (loss):
Foreign currency translation adjustment	(93,000)	(138,000)	(123,000)
Comprehensive loss	$(45,000)	$(3,142,000)	$(5,892,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years Ended September 30, 2004, 2003 and 2002

(In thousands except share data )

						Accumulated Other Comprehensive Income
					Stock Warrants		Accumulated Deficit	Total	Comprehensive loss
	Preferred Stock		Common Stock
	Share	Amount	Share	Amount
Balance at September 30, 2001			30,842	$73,838	$718	$(33)	$(75,818)	$(1,295)
Options Issued to consultant			—	42	—	—	—	42
Expiration of warrants			—	585	(585)	—	—	—
Foreign currency translation adjustment			—	—	—	(123)	—	(123)	$(123)
Net Loss			—	—	—	—	(5,769)	(5,769)	(5,769)
Total comprehensive loss			—	—	—	—	—	—	$(5,892)
Balance at September 30, 2002			30,842	74,465	133	(156)	(81,587)	(7,145)
Exercise of stock options			56	6	—	—	—	6
Proceeds from private placement			3,025	438	145	—	—	583
Reclass of equity instruments redeemable for common stock to current liabilities (see Note 6)			—	(1,233)	—	—	—	(1,233)
Foreign currency translation adjustment			—	—	—	(138)	—	(138)	$(138)
Net loss			—	—	—	—	(3,004)	(3,004)	(3,004)
Total comprehensive loss			—	—	—	—	—	—	$(3,142)
Balance at September 30, 2003			33,922	73,676	278	(294)	(84,591)	(10,931)
Exercise of stock options			56	14	—	—	—	14
Reclassification of Preferred Stock (See Note 6)	5,291	$6,790	—	—	—	—	—	6,790
Reclassification of equity instruments redeemable for common stock to current liabilities (see Note 8)	—	—	—	1,226	—	—	—	1,266
Preferred Stock dividend	—	—	—	(264)	—	—	—	(264)
Common stock issued for services	—	—	165	74	—	—	—	74
Foreign currency translation adjustment	—	—	—	—	—	(93)	—	(93)	$(93)
Net income	—	—	—	—	—	—	48	48	48
Total comprehensive loss	—	—	—	—	—	—	—	—	$(45)
Balance at September 30, 2004	5,291	$6,790	34,143	$74,726	$278	$(387)	$(84,543)	$(3,136)

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$48,000	$(3,004,000)	$(5,769,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,000	491,000	1,059,000
Unpaid interest to Spescom Ltd.	108,000	453,000	362,000
Nonrecurring loss on conversion of debt to preferred stock	—	1,499,000	—
Impairment of capitalized software	—	—	865,000
Common Stock issued to consultant	74,000	—	42,000
Gain on derivative revaluation	(6,000)	—	—
Changes in assets and liabilities:
Receivables, net	(518,000)	1,128,000	(239,000)
Other current assets	14,000	(263,000)	514,000
Accounts payable	30,000	(401,000)	(261,000)
Payable to Spescom Ltd.	—	—	468,000
Accrued liabilities	60,000	103,000	(622,000)
Deferred revenue	(161,000)	(238,000)	480,000
Other assets	—	—	10,000
Net cash used in operating activities	(168,000)	(232,000)	(3,091,000)

Cash flows from investing activities:
Purchases of property and equipment	(22,000)	(31,000)	(25,000)
Purchases of software	(10,000)	(12,000)	(58,000)
Net cash used in investing activities	(32,000)	(43,000)	(83,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	14,000	6,000	—
Proceeds from Spescom Ltd. loans	600,000	—	3,142,000
Repayment of Spescom Ltd. loan	(600,000)	—	—
Proceeds from private placement of common stock	—	583,000	—
Payments on capital lease obligations	(22,000)	(15,000)	—
Net cash provided (used) by financing activities	(8,000)	574,000	3,142,000

Effect of exchange rate changes on cash	(16,000)	(53,000)	(25,000)

Net increase (decrease) in cash and cash equivalents	(224,000)	246,000	(57,000)
Cash and cash equivalents at beginning of period	333,000	87,000	144,000

Cash and cash equivalents at end of period	$109,000	$333,000	$87,000

*See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

Notes to Consolidated Financial Statements – September 30, 2004, 2003 and 2002

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

 Principles of Consolidation

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned United Kingdom subsidiary, Spescom Software Ltd. All significant intercompany balances and transactions have been eliminated.

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

•                                          Discounts given for each element of a contract

•                                          Any commitments made as to installation or implementation of “go live” dates.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2004 and 2003, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans, leases and lines of credit approximate their fair values based on current market rates of interest.

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

A small number of customers has typically accounted for a large percentage of the Company’s annual revenues. Network Rail and Constellation Energy Group accounted for 23% and 15%, respectively of revenues for fiscal 2004 while Network Rail accounted for 19% of revenues for fiscal 2003 and 2002.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over useful lives of two to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Accumulated depreciation of property plant and equipment was $1,256,000 and $1,142,000 at September 30, 2004 and 2003 respectively.  The related depreciation expense was $125,000, $123,000 and $290,000 for the years ended September 30, 2004, 2003 and 2002 respectively.  Expenditures for ordinary repairs and maintenance are expensed as incurred while major additions and improvements are capitalized.

Software Development Costs and Purchased Software

Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $272,000 and $215,000 at September 30, 2004 and 2003, respectively. The related amortization expense was $58,000, $368,000, and $937,000 for the years ended September 30, 2004, 2003 and 2002, respectively.  In 2002, the Company determined that certain of its capitalized software development cost had been impaired in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Based on the expectation that future net cash flows would be less than the carrying amount of the asset, the Company wrote down the capitalized software by $865,000 to its net realizable value.

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

Derivatives

Under Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Index to, and Potentially Settle in, a Company’s Own Stock, the initial balance sheet classification of contracts that require net cash settlement are recorded as assets or liabilities and contracts that require settlement in shares are recorded as equity instruments. At each balance sheet date, the Company reviews contracts and equity instruments that are to be settled in common stock to determine if sufficient common shares are available to satisfy the maximum number of shares that could be required to net-share settle the contracts, among other conditions.  If sufficient common shares do not exist, then certain contracts are reclassified as a liability based on their fair value.  Changes in fair value are accounted for in the statement of operations. (See Note 8).

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

No compensation cost was recognized for employee stock option grants during 2004, 2003 or 2002 based upon the intrinsic value method, which were fixed in nature, as the options were granted at exercise prices equal to fair market value on the date of grant. Had compensation cost for the Company’s employee stock-based compensation plan been determined based on the fair value at the grant dates the disclosure requirements of SFAS 148, which amends the disclosure requirements of FAS 123, would have been as follows:

	Years ended September 30,
	2004	2003	2002
Net income (loss) used in computing net income (loss) per share
As reported	$48,000	$(3,004,000)	$(5,769,000)
Add: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(423,000)	(76,000)	(184,000)
Pro forma	$(375,000)	$(3,080,000)	$(5,953,000)
Basic and diluted net loss per share
As reported	$(0.01)	$(0.10)	$(0.19)
Pro forma	$(0.01)	$(0.10)	$(0.19)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2004	2003	2002

Dividend yield	0%	0%	0%
Expected volatility	170%	315%	239%
Risk free interest rate	4.13%	4.20%	4.90%
Expected lives (years)	10	10	10

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

Statements of Cash Flows

The following table provides supplemental cash flow information:

	Years ended September 30,
	2004	2003	2002
Supplemental cash flow information:
Interest paid	$43,000	$3,000	$6,000

Non-cash financing and investing activities:
Accrued preferred stock dividends	$271,000	—	—
Acquisition of equipment under capital lease.	—	$84,000	$20,000
Conversion of debt and payables owed to Spescom Ltd. into preferred stock	—	$5,291,000	—
Nonrecurring loss on conversion of debt and payables to preferred stock	—	$1,499,000	—

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

Note 3 – Spescom Ltd. Transaction and Related Parties

In September 2003 $5,291,000 of debt owed to Spescom Ltd. and Spescom Ltd. UK was converted into preferred stock.  The debt converted was comprised of the outstanding principal balance of promissory notes plus accrued but unpaid interest as well as accounts payable due to Spescom Ltd. UK in the amount of $492,000.  On September 30, 2003, the Company issued 5,291 Series F Convertible Preferred Stock which has a stated value of $1,000 per share.  The Series F preferred stock are convertible into common stock based on a conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd. through September 30, 2008.

Related party liabilities consist of the following:

	September 30,
	2004	2003

Notes and accrued interest payable on demand —Spescom Ltd. UK	$557,000	$504,000

On November 18, 2003 the Company issued a note payable to Spescom Ltd. UK with a principal balance of $600,000 bearing an interest rate of 5% per annum, with principal payable in two installments of approximately $300,000 plus interest at January 31, 2004 and March 31, 2004.  The first payment of $305,000 was made on January 29, 2004 to Spescom Ltd. UK and the remaining balance of $304,000 was paid on May 18, 2004.  The due date for the second payment had been extended from March 31, 2004 to May 31, 2004.  Interest expense on the note for fiscal 2004 was $9,000.

In addition, the Company had two demand notes payable to Spescom Ltd. UK for $400,000 and $100,000, each bearing an annual interest rate of 10%.  Spescom Ltd. has agreed that it will not cause Spescom Ltd. UK to demand repayment under the two notes prior to October 1, 2005.  These notes payable are collateralized by a security interest in favor of both Spescom Ltd. and Spescom Ltd. UK in respect of all of the Company’s assets.

During 2002 under a royalty arrangement, Spescom resold the Company’s software.  This arrangement was terminated effective October 1, 2002.  For the year ended September 30, 2002 the Company recognized royalty revenue of $60,000.  Under a new royalty arrangement in 2004, Spescom Ltd. resold the Company’s software and maintenance services.  Royalty revenue recognized in 2004 totaled $47,000.  The Company also charged Spescom Ltd. for certain marketing services totaling $59,000, $49,000 and $52,000 for the year ended September 30, 2004, 2003 and 2002, respectively.

Spescom Ltd. provides certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company is billed a monthly fee by Spescom Ltd. for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities.  For the year ended September 30, 2004, 2003 and 2002 the administrative fees totaled $588,000, $545,000 and $710,000, respectively.  The office rent for the Company’s United Kingdom operations included in the administrative fee totaled $344,000, $287,000 and $260,000, respectively for the year ended

September 30, 2004, 2003 and 2002.  The Company purchased engineering consulting services totaling $45,000 from Spescom Ltd. during the year ended September 30, 2002.  At September 30, 2004 and 2003 the Company had a payable to Spescom Ltd. of $90,000 and $46,000, respectively.  In 1999, as part of an agreement to sell a 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd.; however, the landlord did not grant its consent to the assignment and as such Spescom Ltd. has paid the lease for the entire office directly to the landlord.  The lease expires in March 2006 and has an annual rent of $530,000.  A portion of the office has been subleased to third party tenants for an annual rent of $252,000.  The subleases also expire March 2006.

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

Note 4—Balance Sheet Information

	September 30,
	2004	2003
Receivables, net:
Receivables	$1,037,000	$501,000
Less: allowance for doubtful accounts	(83,000)	(78,000)
	$954,000	$423,000

Property and equipment, net:
Computer equipment	$1,211,000	$1,175,000
Machinery and equipment	84,000	95,000
Furniture & fixtures	77,000	85,000
	1,372,000	1,355,000
Less accumulated depreciation & amortization	(1,256,000)	(1,142,000)

	$116,000	$213,000

Accrued liabilities
Accrued vacation	$330,000	$284,000
Employee compensation related expenses	251,000	199,000
Payable to customers	204,000	208,000
Accrued audit and tax fees	162,000	130,000
Sales and VAT taxes payable	95,000	48,000
Other	184,000	211,000
	$1,226,000	$1,080,000

Note 5 – Reconciliation of Net Loss and Shares Used in Per Share Computations:

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

	Years ended September 30,
	2004	2003	2002
Net income (loss) available for common shareholders	$(223,000)	$(3,004,000)	$(5,769,000)

Common stock and common stock equivalents	34,016,000	31,100,000	30,842,000

For the years September 30, 2004, 2003 and 2002, shares totaling 1,069,000, 240,000 and 6,000, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

In September 2003, the Company issued an option to purchase 2,500,000 shares of common stock to an investment consulting firm involved in a private placement and the Company issued 5,291 shares of Series F Preferred Stock to Spescom Ltd. and Spescom Ltd. UK with a stated value of $1,000 per share which are convertible into the Company’s common stock at a stated conversion price of $0.45 per share representing a total of 11,757,778 shares of common stock.  In addition in September 2003, the Company issued warrants to investors who participated in the private placement to purchase 1,008,335 shares of the Company’s common stock.  The stock options, warrants and convertible preferred stock were excluded from calculations of per share amounts, because their effect would be antidilutive.

Note 6—Convertible Preferred Stock

Series F Convertible 5% Preferred Stock

On September 30, 2003, the Company issued 5,291 shares of Series F Preferred Stock (the “Preferred Shares”) with a stated value of $1,000 per share in consideration of the cancellation of $5,291,000 of its debt owed to Spescom Ltd. and its subsidiary (See Note 3).  The Preferred Shares are convertible into the Company’s common stock at a stated conversion price of $0.45 per share, subject to certain adjustments to prevent dilution,  representing a total of 11,757,778 shares of the Company’s common stock.  Such conversion may occur at the option of the holder until September 30, 2008.  On that date, any outstanding Preferred Shares not previously converted are to be converted automatically.

The Preferred Shares are entitled to a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends per share and interest on all accrued but unpaid dividends.  The Preferred Shares are also entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of September 30, 2004, unpaid dividends and accrued interest amounted to $264,000 and $7,000, respectively.  As part of the transaction, Spescom Ltd. and its U.K. subsidiary received certain demand and piggyback registration rights with respect to the common stock underlying the Preferred Shares.  The holder of each share of preferred stock is entitled to the number of votes equal to the number of shares of common stock which the Preferred Shares is entitled to upon conversion on all matters submitted to the vote of the holders of common stock, and shall vote as a class with the holders of common stock.  In a change of control, merger or sale, the Preferred Shares holders would preserve their conversion rights and would be entitled to the same number and amount of shares immediately prior to such transaction.

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

Note 7—Shareholders’ Deficit

Private Placement

In August 2003, the Company issued a vested three-year option to purchase 1,000,000 shares of the Company’s common stock at $0.22 that expires on August 15, 2006 to an investment consulting firm upon completion of a private placement of at least $600,000.  In September 2003, the Company completed a private placement of 3,025,000 shares of common stock with accredited investors resulting in gross proceeds to the Company of $605,000.   After expenses, net proceeds to the Company totaled $583,000.  In connection with the private placement the investors received 1,008,335 warrants to purchase shares of common stock on a one for one basis at $0.20 per share.  The warrants expire on August 31, 2005.  The investment consulting firm received an additional option to purchase 1,500,000 shares of common stock at $0.22 per share which will vest if the Company consummates a transaction with investors introduced by that firm that provides the Company with at least $2,400,000 in additional investment capital.  The option will expire on August 15, 2005.  In addition, the firm has been granted piggyback registration rights entitling it to have any shares issuable to it by the Company included in any registration statement filed by the Company.

Common Stock for Services

In September 2003, the Company entered into a six-month agreement with a new public relations firm.  In connection with this agreement 90,000 shares of fully-paid non-assessable stock, valued at $0.51 per share or $45,000, was part of the compensation to the firm for its services to the Company.  In March 2004, the Company renewed the agreement for an additional six-month period.  In connection with this renewal, 75,000 shares of fully-paid non-assessable stock, valued at $0.38 per share or $28,000 were issued as part of the compensation to the firm for services to the Company.  In fiscal year 2002, the Company issued 130,000 stock options to a consultant for services and recorded compensation expense of $42,000 based upon the fair value of the options computed using a Black-Scholes model.

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

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  On January 30, 2004 at the stockholder’s meeting a motion was approved to increase the authorized shares by 3,000,000 from 2,425,000 for the maximum number of shares of Common Stock to be issued were 5,425,000, under the 1996 plan.  As of September 30, 2004, options to purchase 5,090,750 shares are outstanding and 59,212 shares are available for grant.

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

The following table summarizes information about employee stock options outstanding:

	Year ended, September 30,
	2004		2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	4,635,750	$0.31	1,971,876	$0.45	1,824750	$0.76
Options granted	620,000	0.35	2,830,000 (1)	0.21	746,126	0.20
Options exercised	(56,000)	0.24	(55,688)	0.14	—	—
Options forfeited	(109,000)	0.65	(110,438)	0.21	(599,000)	0.89
Outstanding at end of year	5,090,750	$0.31	4,635,750	$0.31	1,971,876	$0.45

Options exercisable at end of year	3,054,000		1,454,250		1,205,814

Weighted average fair value of options during the year	$0.31		$0.26		$.15

(1)  These shares include 2,580,000 options approved by the Board but were subject to shareholder approval of an increase in the authorized number of shares under the 1996 Stock Incentive Plan.  The increase was approved by the Company’s shareholders in January 2004.

The following table summarizes information about employee stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
	Number outstanding at September 30, 2004	Weighted average remaining contractual life	Weighted Average exercise price	Number exercisable at September 30, 2004	Weighted average exercise price
Range of Exercise prices

$0.080 to $0.080	15,000	2.85 years	$0.080	11,250	$0.080
$0.140 to $0.140	560,000	7.57 years	$0.140	417,000	$0.014
$0.180 to $0.180	250,000	8.54 years	$0.180	125,000	$0.180
$0.210 to $0.210	2,580,000	8.87 years	$0.210	1,290,000	$0.210
$0.250 to $0.330	134,500	5.28 years	$0.268	104,500	$0.250
$0.350 to $0.350	596,250	9.23 years	$0.350	180,000	$0.350
$0.370 to $0.562	694,750	6.04 years	$0.517	666,000	$0.522
$0.625 to $5.940	256,250	5.49 years	$1.091	256,250	$1.091
$6.380 to $6.380	3,000	2.26 years	$6.380	3,000	$6.380
$7.875 to $7.875	1,000	2.97 years	$7.875	1,000	$7.875

$0.080 to $7.875	5,090,750	8.08 years	$0.310	3,054,000	$0.359

Note 8—Derivatives

At September 30, 2003, the Company did not have a sufficient number of authorized shares of its common stock to satisfy potential exercises of 1,108,335 warrants held by investors and 1,150,000 options held by non-employees.  As a result, the fair value of such equity instruments was reclassified from shareholders’ deficit to current liabilities.  The fair value of the warrants and options was determined using the Black-Scholes model at the date of reclassification and totaled $1,233,000.  As of December 31, 2003 the total options held by non-employees was reduced by 130,000 options from 1,150,000 to 1,020,000 due to the exercise of 50,000 options and the expiration of 80,000 options.  The Company recognized a gain of $5,000 on the revaluation of the remaining warrants and options as of December 31, 2003.  At the Annual Meeting of Shareholders that was held on January 30, 2004, the shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 40,000,000 to 100,000,000 shares.  As a result, the Company has sufficient number of shares of common stock authorized to satisfy potential exercises of 1,108,335 warrants held by investors and 1,150,000 options held by non-employees.  In 2004, the fair value of such equity instruments of $1,159,000 was reclassified from current liabilities to equity and a gain of $1,000 was recognized on the revaluation of the warrants and options to equity during the quarter ended March 31, 2004.  In addition the preferred stock of $6,790,000 was reclassified to equity from mezzanine equity.

Note 9 - Income Taxes:

Deferred tax assets and liabilities are comprised of the following:

	September 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$12,567,000	$12,479,000
Research and development costs	1,007,000	891,000
Depreciation and amortization	94,000	124,000
Deferred revenue	576,000	530,000
Accruals	184,000	150,000
Credits	328,000	328,000
Other	66,000	(498,000)
Total deferred tax assets	14,822,000	14,004,000
Less valuation allowance	(14,822,000)	(14,004,000)
Net deferred tax assets	$—	$—

 The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards (“NOL”) which gives rise to uncertainty as to whether the net deferred tax asset is realizable.   The valuation allowance decreased by $818,000 during the year ended September 30, 2004.  Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

As a result of these provisions, utilization of the NOL may be limited.  There were no significant differences from the Company’s total provision for income taxes as compared to applying the statutory foreign and U.S. federal income tax rates for the years ended September 30, 2004, 2003 and 2002.

The Company has NOL carryforwards of $35,221,000 and $6,699,000 for federal and state tax purposes, respectively, which expire

over the years 2004 through 2022.   Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004.  For any suspended losses, the carryover period would be extended by one year for losses incurred in tax year beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.  The Company has investment and research activity credit carryforwards aggregating $328,000, which will substantially expire in the years 2004 through 2006.

Note 10—Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software product.

Revenues for the years ended September 30, 2004, 2003 and 2002, by customer location are as follows:

	2004	2003	2002
United States	$4,706,000	$4,237,000	$3,464,000
Europe, primarily United Kingdom	4,112,000	3,072,000	3,207,000
Other International	184,000	53,000	299,000
	$9,002,000	$7,362,000	$6,970,000

Information by geographic location for the years ended September 30, 2004, 2003 and 2002, are as follows:

	United States	Europe and Other	Corporate Research and Development	Consolidated
2004
Revenues	$4,883,000	$4,119,000	$—	$9,002,000
Operating income (loss)	1,630,000	(51,000)	(1,393,000)	186,000
Identifiable assets	973,000	457,000	—	1,430,000

2003
Revenues	$4,271,000	$3,091,000	$—	$7,362,000
Operating income (loss)	199,000	249,000	(1,466,000)	(1,018,000)
Identifiable assets	941,000	289,000	—	1,230,000

2002
Revenues	$3,464,000	$3,506,000	$—	$6,970,000
Impairment of capitalized software	(865,000)	—	—	(865,000)
Operating loss	(3,334,000)	(243,000)	(1,828,000)	(5,405,000)
Identifiable assets	1,082,000	1,426,000	—	2,508,000

A majority of the Europe and other revenues and operating income (loss) and all of the identifiable assets are attributable to the Company’s subsidiary in the United Kingdom. Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

 Note 11—Long Term Obligations and Commitments

The Company leases equipment and office space under non-cancelable operating and capital leases with terms through September 2009.  Annual future minimum payments under capital and operating leases as of September 30, 2004 are as follows:

	Operating Leases	Capital Leases
2005	$241,000	$27,000
2006	248,000	23,000
2007	254,000	20,000
2008	257,000	8,000
2009	241,000	—
Thereafter	—	—

Total minimum payments	$1,241,000	78,000

Less amount representing interest		(15,000)

Present value of future minimum payments		63,000
Less current portion		(19,000)

Long-term portion		$44,000

 Rent expense for the Company’s principal office for the years ended September 30, 2004, 2003 and 2002 was $223,000, $411,000 and $515,000 respectively.  Costs of equipment under capital leases at September 30, 2004 and 2003 was $84,000 for both years.  Payments for equipment under capital leases, including interest at September 30, 2004 and 2003 were $ 25,000 and $21,000, respectively.  Accumulated depreciation of equipment under capital leases at September 30, 2004 and 2003 was $22,000 and $17,000, respectively.

In 1999, the Company sold a 60% ownership interest in the Company’s former United Kingdom subsidiary.  Under the sales agreement Spescom Ltd. U.K., a subsidiary of Spescom Ltd., agreed to the assignment of the lease for the United Kingdom office facility; however the landlord did not grant its consent to the assignment.  The office facilities for the Company’s U.K. subsidiary are rented from Spescom Ltd. (See Note 3).

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

Note 13—Quarterly Results of Operations (Unaudited)

	Fiscal 2004 Three Months Ended
	December 31,	March 31,	June 30,	September 30,
Revenues	$2,125,000	$1,601,000	$2,900,000	$2,376,000
Gross profit	$1,471,000	$1,007,000	$2,277,000	$1,738,000
Net income (loss)	$11,000	$(573,000)	$443,000	$167,000
Cumulative preferred dividends	$(66,000)	$(66,000)	$(66,000)	$(73,000)
Net income (loss) available to common shareholders	$(55,000)	$(639,000)	$377,000	$94,000
Basic net income (loss) per common share	$(0.00)	$(0.02)	$0.01	$(0.00)
Diluted net income (loss) per common share	$(0.00)	$(0.02)	$0.01	$(0.00)
Shares used in computing basic and diluted net income (loss) per common share	33,929,000	33,979,000	34,068,000	34,089,000

	Fiscal 2003 Three Months Ended
	December 31,	March 31,	June 30,	September 30,
Revenues	$2,289,000	$1,815,000	$1,902,000	$1,356,000
Gross profit	$1,420,000	$1,190,000	$1,058,000	$642,000
Net loss (1)	$(62,000)	$(378,000)	$(390,000)	$(2,174,000)
Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Shares used in computing basic and diluted net loss per common share	30,842,000	30,847,000	30,890,000	31,100,000

(1)          The Company recorded a non-recurring loss on the conversion of debt to preferred stock of $1,499,000 during the fourth quarter of fiscal year 2003.

Note 14—Subsequent Events

Private Placement:

On November 5, 2004, the Company completed a private placement with an investment consulting firm.  In connection with the private placement, the Company issued 2,200 shares of Series G Convertible Preferred Stock, and warrants, expiring November 5, 2007, to purchase 2,750,000 shares of common stock at $0.44 per share.  The preferred stock is convertible up to 7,333,334 shares of common stock.

The private placement resulted in gross proceeds to the Company of $2,200,000, of which $1,650,000 was paid to the Company by the investors on November 5, 2004 and an additional $550,000 is payable to the Company within two days after the Company files a registration statement with the Securities and Exchange Commission for the resale of the common stock into which the preferred stock is convertible, as well as the 2,750,000 shares issuable under the warrants.  The Company has agreed to use commercially reasonable efforts to file the registration statement by December 5, 2004.

In connection with the transaction, another investment consulting firm received a fee of $176,000 and will also receive a warrant to purchase a number of shares equal to 10% of the shares into which the securities issued in the transaction are convertible, at a price equal to the price paid by the purchasers.  In addition, the investment consulting firm has been granted piggyback registration rights entitling it to have any shares issuable to it by the Company included in any registration statement filed by the Company.

Issuance of Warrants to Investor Relations Firm

On November 4, 2004, the Company entered into a six-month letter of engagement with and investment relations firm to develop and implement a marketing program to create extensive financial market and investor awareness for the Company to drive long-term shareholder support.  As part of this agreement the investor relations firm received warrants to purchase 1,000,000 shares of its common stock at $0.40 per share, expiring November 3, 2007.  The warrants vest and become exercisable as follows:  (i) 500,000 warrants vest on the date that the average of the last sale price of the Company’s stock on the OTC Bulletin Board for the ten trading days immediately preceding such date (the “Market Price”) exceeds $0.60 per share, (ii) 250,000 warrants vest on the date that the Market Price exceeds $0.70 per share, and (iii) the remaining 250,000 warrants vest and become exercisable on the date that the Market Price exceeds $0.80 per share.  In addition, Trilogy has been granted piggyback registration rights entitling it to have any shares issuable to it by the Company included in any registration statement filed by the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

(a)             Termination of Independent Public Accountants

On April 15, 2004, Spescom Software Inc. (“the Company”) dismissed Grant Thornton LLP as the principal independent accountants engaged to audit the Company’s financial statements.  The Audit Committee of the Company’s Board of Directors approved the decision to change the independent accountants.  Grant Thornton LLP’s report on the financial statements for the two most recent fiscal years ended September 30, 2002 and September 30, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.

In connection with its audit for the two most recent fiscal years and through April 15, 2004, there have been no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Grant Thornton LLP’s satisfaction would have caused Grant Thornton LLP to make reference thereto in Grant Thornton LLP’s report on the financial statements for such periods; and there were no reportable events as described in Item 304(a) (1) (v) of Regulation S-K.

(b)             New Independent Public Accountants

On April 15, 2004 the Company engaged Singer, Lewak, Greenbaum and Goldstein, LLP (“SLGG”) as its independent public accountants.  The Audit Committee of the Company’s Board of Directors approved the appointment of SLGG.

During the Company’s two most recent fiscal years, the Company has not consulted with SLGG regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was the subject of a disagreement, within the meaning of Item 304 (a) (1) (iv) of Regulation S-K, or a reportable event, as described in the Item 304 (a) (1) (v) of Regulation S-K.

In addition the Company has appointed Horwath Clark Whitehill as the independent accountants of the Company’s United Kingdom subsidiary, Spescom Software Ltd.  The Audit Committee of the Company’s Board of Directors and the Board of Directors of Spescom Software Limited approved the appointment of Horwath Clark Whitehill on April 15, 2004.

For the year ended September 30, 2004, Horwath Clark Whitehill has audited the financial statements for the purposes of performing the statutory audit.  However, for the purposes of this Form 10-K filing, SLGG have audited the consolidated financial statements of the Company and have issued an audit opinion accordingly.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004.  Based upon that evaluation, we have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC’s rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

During the fourth quarter of fiscal 2004, there were no changes in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in the Proxy Statement for the 2005 Annual Meeting of Stockholder’s set forth under the captions “Directors and Executive Officers” is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement for the 2005 Annual Meeting of Stockholder’s set forth under the captions “Executive Officer Compensation” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Proxy Statement for the 2005 Annual Meeting of Stockholder’s is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” of the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” of the Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)                                  Financial Statements, Schedules, and Exhibits

(1)                                 Financial Statements:

(2)                                 Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)                                 Exhibits And Reports on Form 8-K:

Item 16.  Exhibits

(a)	Exhibits

3.1	Registrant’s Articles of Incorporation, as amended.

3.2*	Registrant’s Bylaws, as amended.

4.1*	Specimen certificate of Common Stock

4.2 (2)	Certificate of Determination of Series F Convertible Preferred Stock of Altris Software, Inc., dated September 29, 2003.

4.3 (3)	Certificate of Determination of Series G Convertible Preferred Stock of Spescom Software Inc., dated November 5, 2004.

4.3 (4)	Registration Rights Agreement by and among Altris Software, Inc., Spescom Limited, and Spescom Ltd., dated September 30, 2003.

4.4 (5)	Form of Warrant to Purchase Common Stock of Altris Software, Inc.

4.5 (6)	Registration Rights Agreement by and among Altris Software, Inc. and certain shareholders, dated August 31. 2003.

4.6 (7)	Registration Rights Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004.

4.7 (8)	Warrant to Purchase Common Stock issued to Mercator Advisory Group, LLC, dated November 5, 2004.

4.8 (9)	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated November 5, 2004.

4.9 (10)	Warrants to Purchase Common Stock issued to Trilogy Capital Partners, dated November 4, 2004.

10.1 (12)	Lease between CFD-Mesa Ridge Partners and Altris Software, Inc., dated April 1, 2003.

10.2 (13)	10.0% promissory note due October 15, 2003 in principal amount of $1,235,076 issued by Altris Software, Inc. to Spescom Limited, a South African corporation on February 15, 2002.

10.3 (14)	10.0% promissory note due October 15, 2003 in principal amount of $1,810,383 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on February 15, 2002.

10.4 (15)	Security Agreement between Altris Software, Inc. and Spescom Limited, a United Kingdom corporation, and Spescom Limited, a South African corporation, dated February 15, 2002.

10.5 (16)	10% promissory note due upon demand in principal amount of $400,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on March 15, 2002.

10.6 (17)	Security Agreement dated March 15, 2002 between Altris Software, Inc., a California corporation, and Spescom Limited, a United Kingdom corporation.

10.7 (18)	Pledge Agreement dated March 15, 2002 by and between Altris Software, Inc., a California corporation, Spescom Limited, a United Kingdom corporation, and Solomon Ward Seidenwurm & Smith, LLP.

10.8 (19)	10.0% promissory note due upon demand in principal amount of $500,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on April 19, 2002.

10.9 (20)	10.0% promissory note due upon demand in principal amount of $700,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on May 31, 2002.

10.10 (21)	Debt Conversion Agreement by and between Altris Software, Inc., Spescom Limited, and Spescom Ltd., dated September 30, 2003.

10.11 (22)	Promissory Note dated November 18, 2003 issued by Spescom Software Inc. to Spescom Ltd., a United Kingdom Corporation.

10.16 (23)	Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004.

10.17 (24)	Amended and restated 1996 Stock Incentive Plan.

10.18 (25)	Form of Incentive Stock-Option Agreement, Non-Statutory Stock-Option Agreement and Restricted Stock Option Agreement under Amended and Restated 1996 Stock Incentive Plan.

10.19 *	1987 Stock Option Plan, as amended April 27, 1994.

10.20*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 1987 Stock Option Plan.

21.1 (26)	Subsidiaries of the Registrant

23.1	Consent of Singer Lewack Greenbaum and Goldstein LLP

23.2	Consent of Grant Thornton LLP

31.1	Section 302 Certification by Carl Mostert, Chief Executive Officer

31.2	Section 302 Certification by John W. Low, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

We furnished to the SEC reports on Form 8-K on November 12, 2004 and November 19, 2004.  The November 12, 2004 Form 8-K was for the purpose of announcing the completion of a private placement with Monarch Pointe Fund, Ltd. and Advisory Group, LLC.  The November 19, 2004 Form 8-K was for the purpose of announcing the results of operations for the year ended September 30, 2004 and to announce the appointment of Michael Silverman as Chairman of the Board of Directors.

(2)           Incorporated by reference to Exhibit 99.3 to the Form 8-K filed on October 10, 2003.

(3)           Incorporated by reference to Exhibit 3.1 to the Form 8-Kk filed on November 12, 2004.

(4)           Incorporated by reference to Exhibit 99.4 to the Form 8-K filed on October 10, 2003.

(5)           Incorporated by reference to Exhibit 99.2 to the Form 8-K filed on October 1, 2003.

(6)           Incorporated by reference to Exhibit 99.3 to the Form 8-K filed on October 1, 2003.

(7)           Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 12, 2004.

(8)           Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 12, 2004.

(9)           Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 12, 2004.

(10)         Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 12, 2004.

(12)         Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 14, 2003

(13)         Incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on May 15, 2002.

(14)         Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(15)         Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(16)         Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(17)         Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(18)         Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(19)         Incorporated by reference to Exhibit 10.34 to the Form 10-Q filed on August 14, 2002.

(20)         Incorporated by reference to Exhibit 10.35 to the Form 10-Q filed on August 14, 2002.

(21)         Incorporated by reference to Exhibit 99.2 to the Form 8-K filed on October 10, 2003.

(22)         Incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on February 13, 2004.

(23)         Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 12, 2004.

(24)         Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on April 5, 2004.

(25)         Incorporated by reference to Exhibit 10.6 to the Form 10-k filed March 31, 1997.

(26)         Incorporated by reference to Exhibit 21 to the Form 10-K filed on December 20, 2002.

*              Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on December 6, 2004.

Spescom Software INC.

By:	/s/ Carl Mostert
Carl Mostert Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Mostert	Director and Chief Executive Officer (Principal Executive Officer)	December 6, 2004
Carl Mostert

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 6, 2004
John W. Low

/s/ D. Ross Hamilton	Director	December 6, 2004
D. Ross Hamilton

/s/ Hilton Isaacman	Director	December 6, 2004
Hilton Isaacman

/s/ Johann Leitner	Director	December 6, 2004
Johann Leitner

/s/ James Myers	Director	December 6, 2004
James Myers

/s/ Larry D. Unruh	Director	December 6, 2004
Larry D. Unruh

/s/ Michael Silverman	Director	December 6, 2004
Michael Silverman

To the Audit Committee

Spescom Software Inc.

San Diego, California

Our audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California

October 29, 2004, except for Note 14 as to which the date is November 5, 2004.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SPESCOM SOFTWARE INC.

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
Year ended September 30, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$78,000	$5,000	(f)					$83,000
Allowance for deferred tax benefit	$14,004,000			$818,000	(c)			$14,822,000

Year ended September 30, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$156,000	—		—		$(78,000	)(e)	$78,000
Allowance for deferred tax benefit	$14,108,000	—		$94,000	(c)	—		$14,004,000

Year ended September 30, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$90,000	$85,000	(d)	—		$(19,000	)(a)	$156,000
Reserve for excess inventory	$50,000	—		—		$(50,000	)(b)	—
Allowance for deferred tax benefit	$12,757,000	—		$1,351,000	(c)	—		$14,108,000

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

(e)                                                                                                                                     Reduction in allowance for doubtful accounts due to decrease in gross accounts receivable

(f)                                                                                                                                       Addition to allowance from increase in foreign currency exchange rate