Form 10-K/A
period 2004-09-30
SPESCOM SOFTWARE INC
filed 2005-01-28
CIK 813747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2004 or

☐ Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 0-15935

SPESCOM SOFTWARE INC.

(Exact name of registrant as specified in its charter)

California	95-3634089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10052 Mesa Ridge Ct., Suite 100 San Diego, California	92121
(Address of principal executive office)	(zip code)

Registrant’s telephone number, including area code: (858) 625-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.   ☐ Yes ☒ No

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

EXPLANATORY NOTE:

The registrant hereby amends its Annual Report on Form 10-K for the year ended September 30, 2004 to include Part III of Form 10-K, to the extent such information was not previously included in the Annual Report on Form 10-K, as set forth below.  This amendment also attaches Exhibit 31.1, 31.2, 32.1 and 32.2. Items in the Annual Report on Form 10-K not referenced below are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein.  Items referenced herein are amended as set forth below.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The following table and discussion set forth certain information with regard to the Company’s current executive officers.

Name	Age	Position
Carl Mostert	48	Chief Executive Officer
Alan Kiraly	43	Vice President, Product Development
Johann Leitner	51	Vice President, Strategic Marketing
John W. Low	48	Chief Financial Officer and Secretary
Mark Schneider	46	Vice President, Application Development
Pierre de Wet	40	Vice President, Operations

Mr. Mostert has been a Director of the Company since July 2001 and was appointed Chief Executive Officer of the Company in July 2001.  In January 2004 was appointed to the board of directors of Spescom Ltd. He was previously a member of the board of directors of Spescom Ltd. from 1995 to August 2002.  Mr. Mostert was an employee of Spescom Ltd. for approximately 19 years and was instrumental in the management and growth of Spescom Ltd.  He has experience in both technical engineering and in sales and marketing.  His career has spanned numerous roles over the years, having started up or managed virtually every business division and subsidiary company within the Spescom Ltd. group.  Mr. Mostert worked for Fuchs Electronics as a design engineer in the field of Radio Frequency and Radar systems prior to joining Spescom Ltd. in 1983.  He graduated with a Higher National Diploma in Electrical Engineering in Johannesburg, South Africa in 1979, has completed a number of specialist business programs at Witwatersand Business School in Johannesburg, South Africa and was awarded an MBA from Henley in the United Kingdom in 2000.

Mr. Kiraly joined the Company as Vice President of Product Development in August 2004.  From October 2000 until joining the Company, he was the Chief Executive Officer of Lascom Solutions Inc., the United States subsidiary of Lascom, SA, a French software developer. Mr. Kiraly was Vice President, Product Management and Development from November 1999 to October 2000 at Motiva Software Inc.  Prior to Motiva he held a variety of management positions in product marketing, development and project services at various companies in the software industry. Mr. Kiraly earned a B.S. degree in Mechanical Engineering from Michigan State University in 1983, and Masters of Science in Mechanical Engineering from the University of Dayton in 1986.

Dr. Leitner has served as Vice President, Strategic Marketing of the Company since March 2001 and has been a Director of the Company since April 2000.  From 1998 to joining the Company Dr. Leitner held the position of Director of Strategic Business Development at Spescom.  Dr. Leitner joined Spescom in 1981 and has served in various technical and operating capacities within Spescom, including Group Marketing Director from 1995 to 1997.  Dr. Leitner was on the Board of Directors of Spescom Ltd. from 1987 to August 2002.  Dr. Leitner earned a BSc in Engineering in 1975 and a PhD in Electronic Signal Processing in 1979 from the University of Capetown.

Mr. Low has served as the Company’s Chief Financial Officer and Secretary since June 1990.  Mr. Low served as Corporate Controller from the time he joined the Company in August 1987 until June 1990.  Prior to joining the Company, Mr. Low was with PricewaterhouseCoopers LLP as a Manager working with middle-market and growing companies.  Mr. Low, a certified public accountant, earned a B.A. degree in Economics from the University of California, Los Angeles in 1978.

Mr. Schneider was appointed Vice President, Application Development in August 2004. Previously, Mr. Schneider served as Vice President of Engineering since January 2000.  From June 1999 to January 2000, Mr. Schneider served as acting Vice President of Engineering until his formal appointment.  Mr. Schneider was a Senior Software Engineer from 1998 to 1999 and Project Lead from 1996 to 1997.  Prior to 1996, Mr. Schneider served as a Manager of Workstation Products and Software Engineer.  Before joining the Company in 1985, Mr. Schneider was an Electronic Design Engineer with Teledyne Electronics.  Mr. Schneider earned a B.S. degree in Electrical Engineering from California State University, Northridge in 1981.

Mr. de Wet was appointed Vice President of Operations in September 1999.  Previously, Mr. DeWet served as Director of Operations from April 1998 to September 1999 and Director of Projects from May 1997 to April 1998.  Prior to joining the Company, Mr. DeWet was a Technical Marketing Manager at Paradigm System Technology from June 1995 to April 1997 where he was responsible for establishing relationships with technical partners in Europe and North America.  From April 1991 to June 1995,
Mr. DeWet was with PQ Africa, a division of Comparex Holdings. Mr. DeWet earned a B.S. degree from the University of Pretoria in 1989.

Directors

The names of the directors of the Company, and certain information about the directors who are not also executive officers, and their business experience is set forth below:

Name	Age	Position
Carl Mostert	48	Chief Executive Officer and Director
Michael Silverman	65	Chairman and Director
Hilton Isaacman	50	Director
D. Ross Hamilton	66	Director
Larry D. Unruh	53	Director
James P. Myers	64	Director

Mr. Silverman has been a Director of the Company since April 2004.  He was appointed Chairman of the Board of the Company in September 2004.  Since 2001 Mr. Silverman has been a director of Island Pacific, Inc., a publicly held software company in the retail industry and in February 2004 was appointed its Chairman.  Mr. Silverman founded Advanced Remote Communications Solutions, Inc. (formerly known as Boatracs, Inc.) in 1990 and serves on its board of directors. He previously served as its Chairman until May 2002, and as Chief Executive Officer and President until October 1997, and from November 1999 to May 2002.
Mr. Silverman is a Chartered Accountant (South Africa) and received M.B.A. from Stanford University in 1969.        .

Mr. Isaacman, a nominee of Spescom Ltd., has been a Director of the Company since April 2000.  Mr. Isaacman is currently the Executive Director Corporate Finance of Spescom Ltd.  Mr. Isaacman previously served as Spescom Ltd.’s Financial Director from 1990 to 1998.  Mr. Isaacman began his career with Spescom Ltd. in 1988 as Financial Manager and has been a member of Spescom Ltd.’s Board of Directors since 1990.  Mr. Isaacman is a Chartered Accountant (South Africa) and received a certificate in accounting, tax and auditing from the University of Capetown in 1982.

Mr. Hamilton has been a Director of the Company since June 1994.  He served as Chairman of the Board of the Company from January 1997 through June 1997.  Since 1983 Mr. Hamilton has served as President of Hamilton Research, Inc., a financial consulting firm.  Mr. Hamilton received a B.S. degree in Economics from Auburn University in 1961.

Mr. Unruh has served as a Director of the Company since May 1988. Since January 2003 he has been Managing Partner of Hein & Associates LLP, certified public accountants, as well as its Managing Tax Partner since 1982.  Mr. Unruh has served as a director of Advanced Laser Technology, Inc. since 1999 and also served as a director of Basin Exploration, Inc., an oil exploration and development company from 1992 to 2001.  Mr. Unruh received a B.S. degree in Accounting from the University of Denver in 1973.

Dr. Myers, a nominee of Spescom Ltd., has been a Director of the Company since July 2001.  In October 2003 Dr. Myers was appointed as a member of the board of directors of Spescom Ltd. and serves as Chairman.   Dr. Myers, currently a consultant, has over 30 years of international business experience specializing in the telecommunications industry.  Dr. Myers served as President of Southwestern Bell International Development Africa (Pty) Ltd from 1985 to 1998.  Dr. Myers served as the Executive Vice President of that company from 1994 to 1995.  From 1993 to 1994, Dr. Myers was the Executive Director of Technology Resources Incorporated.  From 1991 to 1993, Dr. Myers was the President of JMA, Inc.  From 1979 to 1991, Dr. Myers was the President of The Gannon Group, Inc.  From 1969 to 1978, Dr. Myers was a Principal with the accounting firm Arthur Young & Company.  From 1965 to 1969, Dr. Myers was an Operations Research Analyst with Texas Instruments, Inc.  Dr. Myers earned his B.A. in Mathematics from Texas A&M University in 1963, a Master of Arts in Mathematical Physics from the University of Arizona in 1965, and a Doctor of Philosophy in Industrial Engineering/Operations Research from Texas Tech University in 1969.  Dr. Myers is currently serving as a Director for the following entities:  African Merchant Bank, Econet Wireless, and American Chamber of Commerce of South Africa.

Audit Committee

The Board of Directors has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that makes recommendations regarding the selection of independent public accountants and reviews with them the scope and results of the audit engagement.  The Audit Committee is comprised of Messrs. Hamilton, Isaacman, Silverman and Unruh.  Mr. Unruh is Chairman of the Audit Committee, as well as the Audit Committee Financial Expert. Messrs. Hamilton, Silverman and Unruh are independent directors, in accordance with the definition of independence set forth in the NASDAQ listing standards.  Mr. Silverman replaced Dr. Myers on the Audit Committee in May 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission.  Executive officers, directors and 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

Based solely on the Company’s review of the copies of such forms it has received and representations from certain reporting persons that they were not required to file a Form 5 for specified fiscal years, the Company believes that all of its executive officers, directors and greater than 10% shareholders have complied with all of the filing requirements applicable to them with respect to transactions during the fiscal year ended September 30, 2004 except Messrs. Hamilton, Myers, Silverman and Unruh were late in filing their required Form 5 to reflect the option grant to each Director.  On May 4, 2004 Mssrs. Hamilton, Silverman and Unruh were granted options to purchase 25,000 shares at $0.35 per share while Mr. Myers received an option on May 20, 2004 to purchase 25,000 shares at $0.40 per share.  In addition, Mr. Silverman was delinquent in filing Form 3 upon his initial appointment to the Board in April 2004.  Also Mr. Kiraly who joined the Company in August 2004 was delinquent in filing his Form 3 upon his initial employment. The late Forms 3 and 5 have now been filed.

Code of Ethics

The Company adopted a Code of Ethics to provide standards for ethical conduct, which applies to the Board of Directors, officers, and all Company employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics covers topics including, but not limited to, the expected standards of employee conduct, conflicts of interest, compliance with securities laws, confidentiality of information, insider trading, and compliance with other laws.

Any waiver of a provision of the Code of Ethics with respect to a director or executive officer may only be made by the Board. The Company will file with the SEC on Form 8-K or post on its website all amendments to the Code of Ethics and waivers of its provisions made with respect to any director or executive officer in accordance with the applicable SEC rules.

The Code of Ethics has been posted on the Company’s website at www.spescomsoftware.com under the heading “Investors.”

ITEM 11.  DIRECTOR AND EXECUTIVE COMPENSATION

Director Compensation

There was no cash compensation paid to the directors based on their membership as directors of the Company.  However, on May 4, 2004 Mssrs. Hamilton, Silverman and Unruh were granted options to purchase 25,000 shares at $0.35 per share while
Mr. Myers received an option on May 20, 2004 to purchase 25,000 shares at $0.40 per share.

Executive Officer Compensation

The following table sets forth certain information concerning the annual and long-term compensation for services rendered in all capacities to the Company of (i) the Company’s Chief Executive Officer and (ii) the four other most highly compensated executive officers having compensation of $100,000 or more during the fiscal year ended September 30, 2004 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Position	Year	Annual Compensation			Long-term Compensation Awards— Stock Options (# Shares) (2)
		Salary($)	Bonus($)	Other Annual Compensation ($)(1)

Carl Mostert	2004	$212,080	—	—	—
Chief Executive Officer	2003	208,000	—	—	600,000
	2002	200,000	—	—	150,000

Johann Leitner	2004	$212,080	—	—	—
Vice President – Strategic Marketing	2003	202,280	—	—	450,000
	2002	198,500	—	—	50,000

John W. Low	2004	$178,147	—	—	—
Chief Financial Officer and Secretary	2003	174,720	—	—	400,000
	2002	168,000	—	—	50,000

Mark Schneider	2004	$122,476	—	—	—
Vice President – Engineering	2003	120,120	—	—	120,000
	2002	115,966	—	—	20,000

Pierre de Wet	2004	$144,745	—	—	—
Vice President – Operations	2003	141,960	—	—	120,000
	2002	136,500	—	—	22,000

(1)     Excludes compensation in the form of other personal benefits, which, other than as set forth in the table above, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each year.

(2)     The fiscal year 2003 option awards were subject to shareholder approval of an increase in options available under the 1996 Stock Incentive Plan.  In January 2004 the shareholders approved the increase in options.

Option Grants in Last Fiscal Year

There were no option grants to the Named Executive Officers during the fiscal year ended September 30, 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for the Named Executive Officers information with respect to option exercises during the fiscal year ended September 30, 2004 and unexercised options and option values at September 30, 2004, in each case with respect to options to purchase shares of the Common Stock:

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options Held as of September 30, 2004		Value of Unexercised in-the-money Options at September 30, 2004($)(1)
			Exercisable	Nonexercisable	Exercisable	Nonexercisable
Carl Mostert	—	—	412,500	337,500	$139,875	$110,625
Johann Leitner	—	—	362,500	237,500	$93,625	$76,875
John W. Low	—	—	363,500	212,500	$84,825	$68,875
Mark Schneider	—	—	134,500	65,000	$26,280	$21,150
Pierre de Wet	—	—	181,500	65,500	$30,435	$21,345

(1)   Based on the closing sale price of the Common Stock on the OTC Bulletin Board on September 30, 2004 ($0.54 per share).

Employment Contracts and Change-In-Control Arrangements

The Company does not have any employment contracts with the Company’s executive officers.  The Board of Directors have agreed to provide Mr. Mostert a six month notice period prior to any future termination.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Hamilton, Isaacman, Myers and Unruh.  None of the committee members is or was an employee or officer of the Company during the fiscal year ended September 30, 2004.  Since January 2004
Mr. Mostert, Company’s Chief Executive Officer, has served as a director of Spescom Ltd. where Mr. Isaacman is an executive officer.  Other than Mr. Mostert serving as a director of Spescom Ltd., no executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of any company in which Messrs. Hamilton, Isaacman, Myers and Unruh is an executive officer.

Report of Compensation Committee of the Board of Directors

The following is the Report of the Compensation Committee describing the compensation policies and rationales applicable to the Company’s executive officers with respect to the compensation paid to our executive officers for the fiscal year ended September 30, 2004.

The responsibilities of the Compensation Committee are to set compensation policies applicable to the Company’s executive officers. The Committee’s fundamental policy is to offer the Company’s executive officers competitive compensation opportunities based upon the overall performance of the Company, the individual contribution of such officers to the financial success of the Company and market rates of compensation of executive officers at similarly situated technology companies. It is the Committee’s objective to have a substantial portion of each officer’s total compensation potential contingent upon the Company’s performance, as well as upon the officer’s own level of performance. Accordingly, each executive officer’s compensation package is generally comprised of three elements: (i) base salary, which is established primarily on the basis of individual qualifications, performance and market considerations, (ii) annual variable performance awards payable in cash and tied to the Company’s achievement of financial performance goals and the executive’s contribution to the achievement of those goals, and (iii) long-term stock-based incentive awards that are intended to strengthen the mutuality of interests between the executive officers and the shareholders.

Base Salary. Individual officer salaries are determined based on individual experience, performance and breadth of responsibility within the Company. The Compensation Committee reviews these factors for each executive officer each year. In addition, the Compensation Committee considers executive officers’ salaries for relative competitiveness with similarly-situated companies.

Bonuses. Individual bonuses are based on the contribution of each officer and achievement of overall financial goals of the Company.

Equity Plans. The 1996 Stock Incentive Plan is a long-term incentive plan for the company’s employees, executive officers and directors. The plan is intended to align shareholder and employee interests by creating a direct link between long-term rewards and the value of the Company’s common stock. The Compensation Committee believes that long-term stock ownership by executive officers and employees is an important factor in retaining valued employees and in achieving growth in share value. The options utilize vesting periods that encourage employees to continue in the employ of the Company. Because the value of an option bears a direct relationship to the Company’s stock price, the Compensation Committee believes that options motivate executive officers and employees to manage the Company in a manner which will benefit all shareholders.

Stock options may be awarded to employees at any time. The exercise price per share of each stock option is generally equal to the prevailing market price of a share of the Company’s common stock on the date the option is granted. The size of stock option grants is determined by a number of factors, including comparable grants to executive officers and employees of similarly situated companies, as well as the executive officer’s relative position and responsibilities with the Company, the individual performance of the executive officer over the previous fiscal year, the anticipated contribution of the executive officer to the attainment of the Company’s long-term strategic performance goals, and the dilutive effect of the option grant. The Committee views stock option grants as an important component of its long-term, performance-based compensation philosophy.

CEO Compensation.

Compensation for the CEO is determined through a process similar to that discussed above for the other executive officers. The compensation of Mr. Mostert, the Company’s CEO, consists of base salary, target bonus and stock options. The Board of Directors periodically reviews Mr. Mostert’s compensation based on the Board’s overall evaluation of his performance toward the achievement of the Company’s financial, strategic and other goals, with consideration given to his length of service, to competitive chief executive officer compensation information and the overall financial strength of the Company. In fiscal 2004, Mr. Mostert earned a base salary of $212,080 for his service.  The Company did not achieve its financial targets for fiscal year 2004 and no bonus was paid. Also Mr. Mostert was not awarded any stock options in fiscal 2004.

Respectfully submitted by the Compensation Committee of the Board of Directors of Spescom Software Inc. for the year ended September 30, 2004.

D. Ross Hamilton– Chair
Hilton Isaacman
James P. Myers
Larry D. Unruh

PERFORMANCE GRAPH

The stock performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.  The following graph shows the Company’s total return to shareholders compared to the S&P SmallCap 600 Index and the S&P 600 Application Software Index over the period from October 1, 1999 to September 30, 2004.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	Sep99	Sep00	Sep01	Sep02	Sep03	Sep04
SPESCOM SOFTWARE INC	100	214.84	45.31	18.75	89.06	84.38
S&P SMALLCAP 600 INDEX	100	124.17	110.99	109.00	138.28	172.26
S&P 600 APPLICATION SOFTWARE INDEX	100	132.44	106.31	92.33	141.57	151.08

The cumulative total return on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

Each line on the stock performance graph assumes that $100 was invested in the Company’s Common Stock and the respective indices on October 1, 1999.  The graph then tracks the value of these investments, assuming reinvestment of dividends, through the five years ended September 30, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to shares of the Common Stock owned as of January 20, 2005 by (i) each director, (ii) each Named Executive Officer (as defined on page 6), (iii) all directors and executive officers as a group and (iv) each person who, to the extent known to the Company, beneficially owned more than 5% of the outstanding shares of Common Stock.  Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

Name	Number of Shares (1)		Percent of Class (1)
Spescom Ltd. (4)	27,408,249	(3)	59.7%
Monarch Pointe Fund, Ltd (6)	9,579,272	(5)	21.9%
Forest Securities Limited (7)	3,141,910		8.4%
Carl Mostert (2) (8)	27,820,749	(3)	60.1%
Johann Leitner	362,500		1.1%
D. Ross Hamilton	270,250		*
Hilton Isaacman (2)	27,558,249	(3)	59.8%
James P. Myers (2)	27,477,499	(3)	59.8%
Larry D. Unruh	88,047		*
John W. Low	417,000		1.2%
Mark Schneider	137,700		*
Pierre de Wet	183,100		*
Michael Silverman	6,250		*
All Current Directors and Executive Officers as a Group (11 persons) (2)	29,512,346	(3)	61.8%

*Less than one percent.

(1)   Amounts and percentages include shares of Common Stock that may be acquired within 60 days of January 7, 2005 through the exercise of stock options as follows:  412,500 shares for Mr. Mostert, 362,500 shares for Dr. Leitner, 83,750 shares for
Mr. Hamilton, 150,000 shares for Mr. Isaacman, 56,250 shares for Dr. Myers, 83,750 shares for Mr. Unruh, 363,500 shares for Mr. Low, 134,500 shares for Mr. Schneider, 181,500 shares for Mr. De Wet, 6,250 shares for Mr. Silverman and 1,834,500 shares for all directors and executive officers as a group.

(2)   Mr. Mostert was appointed to the board of directors of Spescom Ltd. in January 2004.  Dr. Myers is also a member of the board of directors of Spescom Ltd., and Mr. Isaacman serves as its Director of Corporate Finance.  As affiliates of Spescom Ltd., Messrs. Mostert and Isaacman and Dr. Myers could be deemed to be beneficial owners of the shares of Common Stock owned by Spescom Ltd.  However, Messrs. Mostert and Isaacman and Dr. Myers disclaim beneficial ownership of all such shares.

(3)   Amount includes 11,757,778 shares of Common Stock issuable upon conversion of the Series F Preferred Stock at an initial conversion price of $.45 per share.

(4)   The primary business address of Spescom Ltd. and Messrs. Isaacman and Myers is Spescom Park, Cnr. Alexandra & Second Street, Halfway House, Midrand 1685, South Africa.

(5)   Amount includes 9,533,334 shares of Common Stock, (i) up to 7,333,334 of which are issuable upon conversion of the Series G Preferred Stock at a at a conversion price equal to 85% of the market price (the volume weighted average price of the Company’s common stock during the 5 trading days prior to conversion, subject to adjustment), provided that in no event shall the conversion price exceed a Ceiling Price of $0.40 per share, or be less than a floor price which varies with the aggregate gross revenues of the Company during the last four fiscal quarters for which revenues have been reported by the Company prior to such time, but which will not be lower than $0.30 per share or higher than $0.40 per share, and (ii) 2,200,000 of which are issuable upon the exercise of a warrant with a stated exercise price of $0.44 which expires November 5, 2007.  The documentation governing the terms of the Series G Preferred Shares and the warrants prohibits any conversion of Series G Preferred Shares or exercise of the warrants that would result in the holder owning beneficially more than 9.99% of the outstanding shares of Common Stock of the Company as determined under Section 13(d) of the Securities Exchange Act of 1934.

(6)   The primary business address of Monarch Pointe Fund, Ltd. is c/o Bank of Ireland Securities Services, Ltd., New Century House, International Financial Services Center, Mayor Street Lower, Dublin 1, Republic of Ireland.

(7)   The primary business address of Forest Securities Limited is Polygon Hall, P.O. Box 135, Le Marchant Street, St. Peter Port, Guernsey, GY1 4EL.

(8)   The primary business address of Mr. Mostert is 10052 Mesa Ridge Court #100, San Diego, CA 92121.

Disclosure regarding “Securities Authorized for Issuance under Equity Compensation Plans” is included in the Company’s Annual Report on Form 10-K filed with the SEC on December 6, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

Spescom Ltd. and the Company have entered into a license agreement pursuant to which Spescom Ltd. has licensed to the Company the right to use the name “Spescom” and to use a trademark owned by Spescom Ltd. related to certain computer software.  The Company will not pay any royalties to Spescom Ltd. in connection with this license.  The license is for an indefinite term, but is terminable by either party upon 60 days prior written notice.  Under the license agreement, Spescom Ltd. has agreed to indemnify and hold harmless the Company and its directors, officers, employees and agents against liabilities arising from any claim brought against the Company that alleges that Spescom Ltd.’s or the Company’s use of the trademark being licensed infringes the rights of any third party, provided that the Company is in material compliance with the provisions of the license agreement.

On September 30, 2003, the Company issued 5,291 shares of its Series F Convertible Preferred Stock (the “Preferred Shares”) in consideration of the cancellation of $5,291,102.85 of its debt owed to the Company’s majority shareholder, Spescom Ltd. and Spescom Ltd.’s United Kingdom subsidiary, Spescom Ltd. (“Spescom Ltd. UK”).

The Preferred Shares are convertible into the Company’s common stock at an initial conversion price of $0.45 per share (subject to certain adjustments set forth in the related Certificate of Determination for the Preferred Shares) representing a total of 11,757,778 shares of the Company’s common stock.  Such conversion may occur at the option of the holder until September 30, 2008.  On that date, any outstanding Preferred Shares not previously converted are to be converted automatically.  The Preferred Shares are entitled to a liquidation preference equal to $1,000.00 per share, plus accrued but unpaid dividends per share and interest on all accrued but unpaid dividends at an annual rate of 8% compounded annually from the date of accrual.  The Preferred Shares are also entitled to receive dividends of 5% of the stated value of $1,000.00 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As part of this transaction, Spescom Ltd. and Spescom Ltd. UK received certain demand and piggyback registration rights with respect to the common stock underlying the Preferred Shares.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In April 2004 the Company terminated Grant Thornton LLP as the Company’s independent public accountants and appointed Singer Lewak Greenbaum & Goldstein LLP. The following fees were paid to Singer

Lewak Greenbaum & Goldstein LLP and Grant Thornton LLP for services provided to the Company for the fiscal years ended September 30, 2004 and 2003:

	September 30, 2004	September 30, 2003

Audit Fees	$258,801	$152,383
Audit-Related Fees	2,483	—
Tax Fees	13,661	22,770
All other fees	—	—

Total	$274,945	$175,153

All of the services provided above were approved in advance by the Audit Committee.

The Audit Committee is responsible for (i) the appointment and oversight of the Company’s independent auditors, including reviewing the auditors’ qualifications, independence and performance, (ii) the pre-approval of all audit and allowable non-audit services provided by the Company’s independent auditors, and (iii) assisting the Board of Directors in its oversight of the quality and integrity of the Company’s financial statements, system of internal controls, and accounting and financial reporting processes.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3)	Exhibits

3.1**	Registrant’s Articles of Incorporation, as amended.

3.2*	Registrant’s Bylaws, as amended.

4.1*	Specimen certificate of Common Stock

4.2 (1)	Certificate of Determination of Series F Convertible Preferred Stock of Altris Software, Inc., dated September 29, 2003.

4.3 (2)	Certificate of Determination of Series G Convertible Preferred Stock of Spescom Software Inc., dated November 5, 2004.

4.3 (3)	Registration Rights Agreement by and among Altris Software, Inc., Spescom Limited, and Spescom Ltd., dated September 30, 2003.

4.4 (4)	Form of Warrant to Purchase Common Stock of Altris Software, Inc.

4.5 (5)	Registration Rights Agreement by and among Altris Software, Inc. and certain shareholders, dated August 31. 2003.

4.6 (6)	Registration Rights Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004.

4.7 (7)	Warrant to Purchase Common Stock issued to Mercator Advisory Group, LLC, dated November 5, 2004.

4.8 (8)	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated November 5, 2004.

4.9 (9)	Warrants to Purchase Common Stock issued to Trilogy Capital Partners, dated November 4, 2004.

4.10 (10)	Warrant to Purchase Common Stock issued to Cappello Capital Corp., dated January , 2005.

4.11 (11)	Warrant to Purchase Common Stock issued to Cappello Capital Corp., dated January , 2005.

10.1 (12)	Lease between CFD-Mesa Ridge Partners and Altris Software, Inc., dated April 1, 2003.

10.2 (13)	10.0% promissory note due October 15, 2003 in principal amount of $1,235,076 issued by Altris Software, Inc. to Spescom Limited, a South African corporation on February 15, 2002.

10.3 (14)	10.0% promissory note due October 15, 2003 in principal amount of $1,810,383 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on February 15, 2002.

10.4 (15)	Security Agreement between Altris Software, Inc. and Spescom Limited, a United Kingdom corporation, and Spescom Limited, a South African corporation, dated February 15, 2002.

10.5 (16)	10% promissory note due upon demand in principal amount of $400,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on March 15, 2002.

10.6 (17)	Security Agreement dated March 15, 2002 between Altris Software, Inc., a California corporation, and Spescom Limited, a United Kingdom corporation.

10.7 (18)	Pledge Agreement dated March 15, 2002 by and between Altris Software, Inc., a California corporation, Spescom Limited, a United Kingdom corporation, and Solomon Ward Seidenwurm & Smith, LLP.

10.8 (19)	10.0% promissory note due upon demand in principal amount of $500,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on April 19, 2002.

10.9 (20)	10.0% promissory note due upon demand in principal amount of $700,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on May 31, 2002.

10.10 (21)	Debt Conversion Agreement by and between Altris Software, Inc., Spescom Limited, and Spescom Ltd., dated September 30, 2003.

10.11 (22)	Promissory Note dated November 18, 2003 issued by Spescom Software Inc. to Spescom Ltd., a United Kingdom Corporation.

10.12 (23)	Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004.

10.13 (24)	Amended and restated 1996 Stock Incentive Plan.

10.14 (25)	Form of Incentive Stock-Option Agreement, Non-Statutory Stock-Option Agreement and Restricted Stock Option Agreement under Amended and Restated 1996 Stock Incentive Plan.

10.15 *	1987 Stock Option Plan, as amended April 27, 1994.

10.16*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 1987 Stock Option Plan.

21.1 (26)	Subsidiaries of the Registrant

23.1**	Consent of Singer Lewak Greenbaum and Goldstein LLP

23.2**	Consent of Grant Thornton LLP

31.1	Section 302 Certification by Carl Mostert, Chief Executive Officer

31.2	Section 302 Certification by John W. Low, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 99.3 to the Form 8-K filed on October 10, 2003.
(2)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 12, 2004.
(3)	Incorporated by reference to Exhibit 99.4 to the Form 8-K filed on October 10, 2003.
(4)	Incorporated by reference to Exhibit 99.2 to the Form 8-K filed on October 1, 2003.

(5)	Incorporated by reference to Exhibit 99.3 to the Form 8-K filed on October 1, 2003.
(6)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 12, 2004.
(7)	Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 12, 2004.
(8)	Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 12, 2004.
(9)	Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 12, 2004.
(10)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 28, 2005.
(11)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 28, 2005.
(12)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 14, 2003
(13)	Incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on May 15, 2002.
(14)	Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.
(15)	Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.
(16)	Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.
(17)	Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.
(18)	Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.
(19)	Incorporated by reference to Exhibit 10.34 to the Form 10-Q filed on August 14, 2002.
(20)	Incorporated by reference to Exhibit 10.35 to the Form 10-Q filed on August 14, 2002.
(21)	Incorporated by reference to Exhibit 99.2 to the Form 8-K filed on October 10, 2003.
(22)	Incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on February 13, 2004.
(23)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 12, 2004.
(24)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on April 5, 2004.
(25)	Incorporated by reference to Exhibit 10.6 to the Form 10-k filed March 31, 1997.
(26)	Incorporated by reference to Exhibit 21 to the Form 10-K filed on December 20, 2002.

*	Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.
**	Previously filed with Form 10-K filed on December 6, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 28, 2005.

SPESCOM SOFTWARE INC.

By:	/s/ Carl Mostert
Carl Mostert
Chief Executive Officer

By:	/s/ John W. Low
John W. Low
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Carl Mostert	Director and Chief Executive Officer (Principal Executive	January 28, 2005
Carl Mostert	Officer)

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial	January 28, 2005
John W. Low	and Accounting Officer)

/s/ D. Ross Hamilton	Director	January 28, 2005
D. Ross Hamilton

/s/ Hilton Isaacman	Director	January 28, 2005
Hilton Isaacman

/s/ Johann Leitner	Director	January 28, 2005
Johann Leitner

/s/ James Myers	Director	January 28, 2005
James Myers

/s/ Larry D. Unruh	Director	January 28, 2005
Larry D. Unruh

/s/ Michael Silverman	Director	January 28, 2005
Michael Silverman

INDEX TO EXHIBITS

31.1         Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.