Form 10-Q
period 2004-12-31
SPESCOM SOFTWARE INC
filed 2005-02-14
CIK 813747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2004.

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

YES	☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

YES	☐	NO	☒

Number of shares of Common Stock outstanding at February 14, 2005: 34,212,997

Number of Sequentially Numbered Pages: 25

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPESCOM SOFTWARE INC.

 CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$812,000	$109,000
Receivables, net	855,000	954,000
Other current assets	179,000	209,000
Total current assets	1,846,000	1,272,000

Property and equipment, net	98,000	116,000
Computer software, net	40,000	15,000
Other assets	27,000	27,000
Total assets	$2,011,000	$1,430,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$415,000	$440,000
Payable to Spescom Ltd.	53,000	90,000
Preferred stock dividend payable to Spescom Ltd.	348,000	271,000
Accrued liabilities	997,000	1,226,000
Lease obligations— current portion	17,000	19,000
Notes and accrued interest payable to Spescom Ltd.	574,000	—
Deferred revenue	1,616,000	1,919,000
Total current liabilities	4,020,000	3,965,000

Notes and accrued interest payable to Spescom Ltd.	—	557,000
Lease obligations	40,000	44,000
Total liabilities	4,060,000	4,566,000

Shareholders’ deficit:
Series F Convertible Preferred Stock, $1,000 stated value, 5,291 shares authorized; 5,291 shares issued and outstanding in 2005 and 2004	6,790,000	6,790,000
Series G Convertible Preferred Stock, $1,000 stated value, 2,420 shares authorized; 2,200 shares issued and outstanding in 2005.	2,200,000	—
Common stock, no par value, 40,000,000 shares authorized; 34,176,226 and 34,143,278 issued and outstanding in 2005 and 2004	75,372,000	74,726,000
Common stock warrants	1,372,000	278,000
Accumulated other comprehensive loss	(436,000)	(387,000)
Accumulated deficit	(87,347,000)	(84,543,000)
Total shareholders’ deficit	(2,049,000)	(3,136,000)

Total liabilities and shareholders’ deficit	$2,011,000	$1,430,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2004	2003
Revenues:
Licenses	$268,000	$1,119,000
Services and other	1,385,000	1,006,000
Total revenues	1,653,000	2,125,000

Cost of revenues:
Licenses	44,000	101,000
Services and other	614,000	553,000
Total cost of revenues	658,000	654,000

Gross profit	995,000	1,471,000

Operating expenses:
Research and development	346,000	334,000
Marketing and sales	824,000	605,000
General and administrative	399,000	503,000
	1,569,000	1,442,000

Income (loss) from operations	(574,000)	29,000

Interest expense	(30,000)	(23,000)
Gain on derivative revaluation	—	5,000

Net income (loss)	(604,000)	11,000

Deemed preferred dividend	(2,200,000)	—
Net income (loss) available after deemed preferred dividend	(2,804,000)	11,000
Cumulative preferred dividends	(74,000)	(66,000)
Net loss available to common shareholders	$(2,878,000)	$(55,000)

Earnings (loss) per share:
Basic and diluted	$(0.08)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	34,159,000	33,929,000

Statement of Comprehensive Loss
Net Income (loss)	$(604,000)	$11,000
Other Comprehensive income (loss):
Foreign currency translation adjustment	(49,000)	(149,000)
Comprehensive loss	$(653,000)	$(138,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(604,000)	$11,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,000	57,000
Unpaid interest on notes payable	31,000	21,000
Gain on derivative revaluation	—	(5,000)
Changes in assets and liabilities:
Receivables, net	127,000	(1,114,000)
Other current assets	4,000	(169,000)
Accounts payable	(28,000)	258,000
Payable to Spescom Ltd.	5,000	98,000
Accrued liabilities	(249,000)	231,000
Deferred revenue	(344,000)	(240,000)
Net cash provided by (used in) operating activities	(1,032,000)	(852,000)

Cash flows from investing activities:
Purchases of property and equipment	(2,000)	—
Purchases of software	(30,000)	—
Net cash used in investing activities	(32,000)	—

Cash flows from financing activities:
Proceeds from exercise of stock options	2,000	14,000
Net proceeds from private placement	1,782,000	600,000
Payments on capital lease obligations	(6,000)	(6,000)
Net cash provided by financing activities	1,778,000	608,000

Effect of exchange rate changes on cash	(11,000)	(16,000)

Net increase (decrease) in cash and cash equivalents	703,000	(260,000)
Cash and cash equivalents at beginning of period	109,000	333,000

Cash and cash equivalents at end of period	$812,000	$73,000

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

 CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2004 and for the three months ended December 31, 2004 and 2003 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.  It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

Note 2 — Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2004 and September 30, 2004, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest.  As of December 31, 2004 the Company had two short term investments in Grade AA commercial paper of $350,000 each, both with a maturity date of January 14, 2005.  Interest income from earned from the investments was $1,000 for the three months ended December 31, 2004.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts.  CACI International Inc., Caterpillar Inc. and Network Rail accounted for 17%, 12% and 11%, respectively, of trade accounts receivable at December 31, 2004 as compared to Entergy Operations Inc., Northeast Utilities Service Company and Network Rail, which  accounted for 13%, 12% and 11%, respectively, of trade accounts receivable at September 30, 2004.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Network Rail and Constellation Energy Group accounted for 19% and 11% respectively of revenue for the three months ended December 31, 2004 while Constellation Energy Group accounted for 36% of revenue for the three months ended December 31, 2003.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Software Development Costs and Purchased Software

Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $279,000 and $234,000 at December 31, 2004 and 2003, respectively. The related amortization expense was $7,000 and $20,000 for the three months ended December 31, 2004 and 2003, respectively.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

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

	For the three months ended December 31,
	2004	2003
Net income (loss) used in computing net loss per share
As reported	$(2,878,000)	$(55,000)
Subtract: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(58,000)	(138,000)
Pro forma net loss	$(2,936,000)	$(193,000)

Basic and diluted net loss per share attributable to common shareholders
As reported	$(0.09)	$(0.00)
Pro forma	$(0.09)	$(0.00)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2004	2003
Dividend yield	0%	0%
Expected volatility	235%	281%
Risk free interest rate	4.23%	4.27%
Expected lives (years)	10	10

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

Statements of Cash Flows

The following table provides supplemental cash flow information:

	For the three months ended December 31,
	2004	2003
Supplemental cash flow information:
Interest paid	$2,000	$2,000

Non-cash financing and investing activities:
Accrued preferred stock dividends	$74,000	$67,000
Warrants issued for services	30,000	—
Deemed dividend on private placement	2,200,000	—
Expiration of warrants	133,000	—
	$2,437,000	$67,000

Note 3 — Related Parties Transactions

As of December 31, 2004 and September 30, 2004 there were 5,291 shares of Series F Convertible Preferred Stock with a stated value of $1,000 per share held by Spescom Ltd., the majority shareholder of the Company.  The Series F Convertible Preferred Stock is convertible into common stock, at a stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd. through September 30, 2008.  The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of December 31, 2004, unpaid dividends and accrued interest amounted to $330,000 and $9,000, respectively.

On November 18, 2003 the Company issued a note payable to Spescom Ltd. UK, a wholly-owned subsidiary of Spescom Ltd., with a principal balance of $600,000 bearing an interest rate of 5% per annum.  The note was repaid during fiscal 2004.  Interest expense on the note for fiscal 2004 was $9,000.

The Company has two existing demand notes payable to Spescom Ltd. UK for $400,000 and $100,000, each bearing interest rate of 10% per annum.  As of December 31, 2004 and September 30, 2004, the balance owed on the notes including interest was $574,000 and $557,000, respectively.   Spescom Ltd. has agreed that it will not cause Spescom Ltd. UK to demand repayment under the two notes prior to October 1, 2005.  Interest expense on the notes was $14,000 and $15,000 for the three months ended December 31, 2004 and 2003, respectively.  These notes are collateralized by a security interest in favor of Spescom Ltd. UK in respect of all the Company’s assets.

Under a royalty arrangement beginning in fiscal 2004, Spescom Ltd. resells the Company’s software and maintenance services in South Africa.  Royalty revenue recognized under this agreement for the three months ended December 31, 2004 totaled $9,000.

Spescom Ltd. UK provides certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company is billed a monthly fee by Spescom Ltd. UK for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities.  For the three months ended December 31, 2004 and 2003, the administrative fees totaled $153,000 and $140,000, respectively.  The office rent for the Company’s United Kingdom operations included in the administrative fee totaled $90,000 and $82,000 for the three months ended December 31, 2004 and 2003, respectively.  At December 31, 2004 and September 30, 2004 the Company had a payable to Spescom Ltd. UK of $53,000 and $90,000, respectfully.  In 1999, as part of an agreement to sell a 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd. UK; however, the landlord did not grant its consent to the assignment and as such Spescom Ltd.UK has paid the lease for the entire office directly to the landlord.  The lease expires in March 2006 and has an annual rent of $638,000.  A portion of the office has been subleased to third party tenants for an annual rent of $293,000.  The subleases also expire March 2006.

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

Note 4 — Receivables

	December 31, 2004	September 30, 2004
	(Unaudited)
Receivables consist of:
Receivables	$942,000	$1,037,000
Less: allowance for doubtful accounts	(87,000)	(83,000)
	$855,000	$954,000

Note 5 — Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

	For the three months ended December 31,
	2004	2003
	(Unaudited)
Net loss available for common shareholders	$(2,878,000)	$(55,000)

Common stock and common stock equivalents	34,159,000	33,929,000

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Contingently issued shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied.  Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of contingently issued shares, the common shares issuable upon conversion of preferred stock or convertible debt and shares issuable upon the exercise of stock options and common stock warrants.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

As of December 31, 2004, a total of 5,393,846 stock options, 3,758,335 common stock warrants, and 5,291 and 2,200 shares of Series F and G Convertible Preferred Stock, respectively, were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive.  As of December 31, 2003, a total of 4,034,000 stock options, 1,008,335 common stock warrants and, 5,291 shares of Series F Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive.

Note 6 — Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software product.

Revenues by customer location are as follows:

	For the three months ended December 31,
	2004	2003
United States	$917,000	$1,553,000
Europe, primarily United Kingdom	722,000	546,000
Other International	14,000	26,000
	$1,653,000	$2,125,000

	December 31, 2004	September 30, 2004
	(Unaudited)
Identifiable assets from continuing operations:
United States	$1,600,000	$973,000
Europe, United Kingdom	411,000	457,000
	$2,011,000	$1,430,000

Note 7 - Recent Accounting Pronouncements

In March 2004, the FASB issued consensus on EITF 03-06 Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share related to calculating earnings per share with respect to using two-class method for participating securities.  This pronouncement was effective for all periods after March 31, 2004 and required prior periods to be restated.  As we have incurred net losses in the current periods, and as our preferred stock does not have a contractual obligation to share in our losses, the adoption of EITF 03-06 had no impact on our financial condition or the results of our operations.

In November 2004, the FASB issued SFAS No. 151,”Inventory Costs”.  SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,”Inventory Pricing”.  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ..” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152,”Accounting for Real Estate Time-Sharing Transactions”.  The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,”Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions.  Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,”Accounting for Sales of Real Estate”, for real estate time-sharing transactions.  SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2.  SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions.  SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited.  This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153,”Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29,”Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004.  Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment”. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

Note 8—Equity

November 2004 Private Placement

On November 5, 2004, the Company completed a financing arrangement whereby the Company issued 2,200 shares of our Series G Convertible Preferred Stock (“Series G Stock”) along with 2,750,000 in common stock warrants for gross proceeds of $2,200,000.  The Series G Stock is convertible into common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock during the five trading days immediately preceding the conversion date; however, the conversion price can be no higher than $0.40 per share and no lower than $0.30 per share.  The 2,750,000 warrants have an exercise price of $0.44 per share and expire November 5, 2007.  The Company incurred $418,000 in expenses related to the transaction and issued 825,000 common stock warrants to an investment consulting firm.  The 825,000 warrants were comprised of 550,000 warrants with an exercise price of $0.40 per share which expire November 5, 2009 and 275,000 warrants which have an exercise price of $0.44 which expire on November 5, 2007.  In connection with the financing, the Company recorded a beneficial conversion of $2,200,000 on the Series G Stock as a deemed dividend for the three months ended December 31, 2004.

The Series G Stock is entitled to a liquidation preference equal to $1,000 per share, plus declared but unpaid dividends per share.  Commencing on the date of issuance of the Series G Stock, and continuing until the effective date of the registration statement on Form S-2 pursuant to which the Series G Stock is registered, the Series G Stock is also entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of Series G Stock outstanding as of the first day of such month.  On December 5, 2004, the Company issued 24,448 shares of common stock with a fair value of $9,000 as a dividend on the Series G Stock.

Warrants for Services

On November 4, 2004, the Company issued to a public relations firm warrants to purchase 1,000,000 shares of its common stock at $0.40 per share, expiring November 3, 2007. The warrants vest and become exercisable as follows: (i) 500,000 warrants vest on the date that the average of the last sale price of the Company’s stock on the OTC Bulletin Board for the ten trading days immediately preceding such date (the “Market Price”) exceeds $0.60 per share, (ii) 250,000 warrants vest on the date that the Market Price exceeds $0.70 per share, and (iii) the remaining 250,000 warrants vest and become exercisable on the date that the Market Price exceeds $0.80 per share.  The fair value of the warrants was determined to be $30,000 and will be recognized ratably over the six months of the service agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward —Looking Statements

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

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements   When used in the following discussion, the words “believes,” “anticipates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof   The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.   These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, and we undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We develop, market and support eB, our integrated suite of collaborative document, configuration and records management software solutions. Our revenues in the three months ended December 31, 2004 decreased by 22% from the same period in the prior fiscal year due to lower license sales.  During the three months ended December 31, 2003 there was a large license sale to a new customer as compared to the current year which had no similar size sale.  The Company’s license revenue fluctuates from quarter to quarter as reflected by the decrease in license sales during the quarter.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training.  Of our total revenues for the three months ended December 31, 2004, license revenues accounted for 16%, maintenance services revenues accounted for 47% and non-maintenance services represented 37%.

Many of our customers are located outside the United States, with foreign-originated revenues accounting for 45% and 27% of revenues for the three months ended December 31, 2004 and 2003, respectively.  Our revenue for the three months ended December 31, 2004 reflected a foreign currency gain of $51,000 as compared to last year due to the declining value of the dollar during the year.

While revenues decreased, our cost of revenues remained relatively unchanged which resulted in a decrease in our gross profit from 69% to 60% of revenues.  Operating expenses increased by 9% primarily as a result of our decision to expand the Company’s marketing and sales efforts.

At December 31, 2004, our principal sources of liquidity consisted of $812,000 of cash and cash equivalents, compared to $109,000 at September 30, 2004.  On November 5, 2004, we completed a private placement of preferred stock which resulted in gross proceeds of $2,200,000.

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

RESULTS OF OPERATIONS

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	For the three months ended December 31,
	2004	2003
Revenues
Licenses	16%	53%
Services and other	84%	47%
Total revenues	100%	100%

Cost of revenues
Licenses	3%	5%
Services and other	37%	26%
	40%	31%

Gross profit	60%	69%

Operating expenses:
Research and development	21%	16%
Marketing and sales	50%	28%
General and administrative	24%	24%
	95%	68%

Income (loss) from operations	(35)%	1%

Interest expense	(2)%	(1)%
Gain on derivative revaluation	0%	(0)%

Net loss	(37)%	(0)%
Deemed dividend	(133)%
Cumulative preferred dividends	(4)%	(3)%
Net loss available to common shareholders	(174)%	(3)%

 Revenues

License Revenues

(in thousands)

	2005	Change	2004
License revenues	$268	(76)%	$1,119
Percentage of total revenues	16%		53%

License revenues decreased by $851,000, or 76%, to $268,000 from $1,119,000 for the three months ended December 31, 2004 compared to the same period a year ago.  The Company’s license revenues fluctuate from quarter to quarter which is reflected by the decrease in license sales in the current quarter.  In the prior year a large sale of licenses to Constellation Energy amounted to $750,000 as compared no similar size sales in the current year.  The length of time it takes to establish new customer relationships typically ranges from 6 to 12 months and as such the timing of sales can fluctuate significantly from quarter to quarter.

Despite the relatively weak license revenue in the three months ended December 31, 2004, we anticipate that the demand for our products will increase if overall economic conditions continue to strengthen leading to an increase in overall demand for enterprise document, configuration and records management software solutions.  The Company’s license revenues can fluctuate from quarter to quarter, based on the timing of customer orders due to the long sales cycle and changes in customers’ internal plans of the rollout of software licenses.

 Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various industries, including those targeted directly by the Company.  Sales through indirect channels for the three months ended December 31, 2004 amounted to $167,000 or 10% compared to $110,000, or 5% for the same period in the prior year.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Network Rail and Constellation Energy Group accounted for 19% and 11% of revenue for the three months ended December 31, 2004 while Constellation Energy Group accounted for 36% of revenue for the three months ended December 31, 2003.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

 Service and Other Revenues

(in thousands)

	2005	Change	2004
Service revenues	$1,385	38%	$1,006
Percentage of total revenues	84%		47%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to business process studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenue increased $379,000, or 38%, from $1,006,000 to $1,385,000 for the three months ended December 31, 2004 compared to the same period a year ago.  The non-maintenance portion of service revenue increased $309,000, or 110% from $281,000 to $590,000.  This increase was due to increased demand for consulting services relating to customers extending their systems to additional departments.   Also in this quarter the maintenance revenue increased $75,000, or 10% from $720,000 to $795,000.  The increase in maintenance reflects support services for the licenses sold in fiscal year 2004.  Fluctuations in license revenue can impact service revenues in future periods as customers implement the software and require maintenance support.

As such, we anticipate service and other revenue will fluctuate primarily due to sales to new customers because they require more services that typically include a business process study, integration with other business systems and training.  In addition service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of License Revenues

(in thousands)

	2005	Change	2004
Cost of license revenues	$44	(56)%	$101
Percentage of license revenues	16%		9%

 Cost of licenses revenues consists of costs associated with reselling third-party products and amortization of capitalized software development costs.

Cost of license revenue decreased by $57,000, or 56%, from $101,000 to $44,000 for the three months ended December 31, 2004 compared to the same period a year ago.  The decrease is due to lower third-party software costs of $44,000 due to fewer sales of third-party products.  In addition, amortization expense of capitalized software costs decreased $13,000 as a result of a majority of such costs being fully amortized in fiscal 2003. The large decrease in license revenue resulted in an reduced gross profit percentage of license revenues to 84% for the three months ended December 31, 2004 as compared to 91% for the same period a year ago.  We expect the cost of license revenues to fluctuate based on fluctuations in license revenues and in customer requirements for third-party software products since the cost of meeting these customer requirements have the largest impact on cost of license revenues.

Cost of Services and Other Revenues

(in thousands)

	2005	Change	2004
Cost of services and other revenues	$614	11%	$553
Percentage of services and other revenues	44%		55%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenue increased $61,000, or 11%, from $553,000 to $614,000 for the three months ended December 31, 2004 compared to the same period a year ago.  The increase was primarily due to increase of $40,000 in personnel-related costs and $23,000 in costs primarily related to travel.  These increases were associated with the increase in services and other revenues.  The gross profit from services and other revenue as a percentage of services and other revenues increased to 56% for the three months ended December 31, 2004 as compared to 45% for the same period a year ago.  The improvement in gross profit percentages is due to the 38% increase in service and other revenues while cost of revenues increased only 11% due to the total number of personnel dedicated to customer contracts remaining  relatively unchanged.  We expect the cost of service and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Operating Expenses

Research and Development

(in thousands)

	2005	Change	2004
Research and development expenses	$346	4%	$334
Percentage of total revenue	21%		16%

 Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses increased $12,000, or 4%, from $334,000 to $346,000 for the three months ended December 31, 2004 compared to the same period a year ago.  The increase was due primarily to an increase in compensation and related benefits associated with increased headcount during the last half of fiscal 2004 and relocation of several employees.   We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to remain at the current levels in absolute dollar amounts in the next several quarters.

Marketing and Sales

(in thousands)

	2005	Change	2004
Marketing and sales expenses	$824	36%	$605
Percentage of total revenue	50%		28%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses increased $209,000, or 35%, from $605,000 to $824,000 for the three months ended December 31, 2004 compared to the same period a year ago.  The increase in marketing and sales expenses is primarily due to increases of $150,000 in additional marketing and sales personnel and their related costs, $95,000 in marketing costs primarily related to trade shows and travel and $62,000 in fees related to a public relations campaign.  The increase was partially offset by a decrease in commissions of $90,000 relating to lower sales during the quarter as compared to the same period a year ago.

We expect marketing and sales expense to increase in absolute dollar amounts and as a percentage of total revenue as a result of the planned expansion of our sales and marketing efforts in the next several quarters.

General and Administrative

(in thousands)

	2005	Change	2004
General and administrative expenses	$399	(21)%	$503
Percentage of total revenue	24%		24%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses decreased by $104,000, or 21%, from $503,000 to $399,000 for the three months ended December 31, 2004 compared to the same period a year ago.  The overall decrease was due primarily to decreases of $55,000 in investor relations expenses related to the expiration of a contract with an investor relations firm, $22,000 in accounting and legal fees as during the prior year additional work was required for a routine SEC review of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 and $27,000 in miscellaneous expenses.

We expect that general and administrative expenses will stay at current levels in the next several quarters in absolute dollar amounts due to the continued benefits of cost oversight keeping general and administrative expenses in line with current revenues.

Interest Expense

Interest expense consists primarily of fixed interest obligations on our outstanding debt to Spescom Ltd. as well as interest paid on capital lease obligations.  Interest expense was $30,000 for the three months ended December 31, 2004 as compared to $23,000 for the same period a year ago.  The increase is due primarily to increased debt balances owed to Spescom Ltd. on several outstanding notes payable as well as interest on accrued preferred dividends.

Preferred Dividends

The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of December 31, 2004, unpaid dividends and accrued interest amounted to $330,000 and $9,000, respectively.

The outstanding Series G Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of Series G Stock outstanding as of the first day of each such month.  For the three months ended December 31, 2004, the Company issued 24,448 shares of common stock with a value of $9,000 as a dividend on the Series G Stock.  In addition the Company accrued $8,000 in dividends for the December monthly dividend payable in cash or stock on January 5, 2005. In connection with the Series G Stock financing, the Company recorded a beneficial conversion of $2,200,000 a deemed dividend for the three months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, our principal sources of liquidity consisted of $812,000 of cash and cash equivalents compared to $109,000 at September 30, 2004.  Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors.

The Company has received loans from Spescom Ltd. in the past to meet its obligations.  The outstanding balance of our demand notes owed to Spescom Ltd. including interest was $574,000 at December 31, 2004 as compared to $557,000 at September 30, 2004.  Spescom Ltd. has agreed not to call the notes prior to October 1, 2005.

We used cash in operating activities of $1,032,000 during the three months ended December 31, 2004 primarily related to a net loss during the quarter of $604,000 and reductions in deferred revenue and accrued liabilities of $344,000 and $249,000, respectively.  During the three months ended December 31, 2003 we used cash in operating activities of $852,000 primarily related to a reduction in receivables of $1.1 million which was partially offset by an increase in payables of $258,000.

Our investing activities used $32,000 for three months ended December 31, 2004 primarily for the acquisition of computer software and equipment.  There were no capital asset purchases in the three months ended December 31, 2004.

Financing activities provided cash of $1.8 million for the three months ended December 31, 2004 primarily from the issuance of preferred stock through a private placement on November 5, 2004.  The Company intends to use the funds from this private placement to expand its sales and marketing efforts and improve its liquidity.  In connection with the private placement, the Company issued 2,200 shares of Series G Convertible Preferred Stock, and warrants, expiring November 5, 2007, to purchase 2,750,000 shares of common stock at $0.44 per share.  The preferred stock is convertible into up to 7,333,334 shares of common stock.  The net proceeds from the private placement totaled $1,782,000.  Cash provided by financing activities for the three months ended December 31, 2003 of $608,000 was primarily the proceeds from a loan received form Spescom Ltd. UK.

 Off-Balance Sheet Arrangements

At December 31, 2004 and September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at December 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Notes and Accounts Payable to Spescom Ltd.	$627,000	$627,000	$—	$—	$—
Lease commitments — Operating Leases	1,175,000	241,000	759,000	175,000	—
Lease commitments — Capital Leases	69,000	24,000	45,000	—	—
Total	$1,871,000	$892,000	$804,000	$175,000	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. The following table summarizes our securities and weighted average yields, as of December 31, 2004:

	Expected Maturity Date
	2005	2006	2007	2008	Total
Grade AA Commercial Paper	$700,000	$—	$—	—	$700,000
Weighted Average Yield	1.63%
Money Market	84,000	—	—	—	84,000
Weighted Average Yield	0.25%
Total	$784,000	$—	$—	—	$784,000

Foreign Currency Exchange Risk

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. For the three months ended December 31, 2004, revenues recorded in the United States were 55% of total revenues, and revenues from Europe and other locations were 45% of total revenues.  This compares to 73% and 27% for the same period a year ago.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.  The increased revenue in fiscal 2004 was improved by a foreign currency gain of $51,000 due to a weakened dollar value compared to the pound sterling.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

 ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, we have concluded that as of December 31, 2004, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC’s rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

During the last fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company’s consolidated financial position or results of operations.

ITEM 6 — EXHIBITS

(a)(3)	Exhibits

3.1 (1)	Registrant’s Articles of Incorporation, as amended.

3.2*	Registrant’s Bylaws, as amended.

4.1*	Specimen certificate of Common Stock

4.2 (2)	Certificate of Determination of Series F Convertible Preferred Stock of Altris Software, Inc., dated September 29, 2003.

4.3 (3)	Certificate of Determination of Series G Convertible Preferred Stock of Spescom Software Inc., dated November 5, 2004.

4.3 (4)	Registration Rights Agreement by and among Altris Software, Inc., Spescom Limited, and Spescom Ltd., dated September 30, 2003.

4.4 (5)	Registration Rights Agreement by and among Altris Software, Inc. and certain shareholders, dated August 31. 2003.

4.5(6)	Registration Rights Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004.

4.6 (7)	Warrant to Purchase Common Stock issued to Mercator Advisory Group, LLC, dated November 5, 2004.

4.7 (8)	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated November 5, 2004.

4.8 (9)	Warrants to Purchase Common Stock issued to Trilogy Capital Partners, dated November 4, 2004.

4.9 (10)	Warrant to Purchase Common Stock issued to Cappello Capital Corp., dated January 28, 2005.

4.10 (11)	Warrant to Purchase Common Stock issued to Cappello Capital Corp., dated January 28, 2005.

10.1 (12)	Lease between CFD-Mesa Ridge Partners and Altris Software, Inc., dated April 1, 2003.

10.2 (13)	10.0% promissory note due October 15, 2003 in principal amount of $1,810,383 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on February 15, 2002.

10.3 (14)	Security Agreement between Altris Software, Inc. and Spescom Limited, a United Kingdom corporation, and Spescom Limited, a South African corporation, dated February 15, 2002.

10.4 (15)	10% promissory note due upon demand in principal amount of $400,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on March 15, 2002.

10.5 (16)	Security Agreement dated March 15, 2002 between Altris Software, Inc., a California corporation, and Spescom Limited, a United Kingdom corporation.

10.6 (17)	Pledge Agreement dated March 15, 2002 by and between Altris Software, Inc., a California corporation, Spescom Limited, a United Kingdom corporation, and Solomon Ward Seidenwurm & Smith, LLP.

10.7 (18)	10.0% promissory note due upon demand in principal amount of $500,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on April 19, 2002.

10.8 (19)	10.0% promissory note due upon demand in principal amount of $700,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on May 31, 2002.

10.9 (20)	Debt Conversion Agreement by and between Altris Software, Inc., Spescom Limited, and Spescom Ltd., dated September 30, 2003.

10.10 (21)	Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004.

10.11 (22)	Amended and restated 1996 Stock Incentive Plan.

10.12 (23)	Form of Incentive Stock-Option Agreement, Non-Statutory Stock-Option Agreement and Restricted Stock Option Agreement under Amended and Restated 1996 Stock Incentive Plan.

10.15 *	1987 Stock Option Plan, as amended April 27, 1994.

10.16*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 1987 Stock Option Plan.

21.1 (24)	Subsidiaries of the Registrant

31.1	Section 302 Certification by Carl Mostert, Chief Executive Officer

31.2	Section 302 Certification by John W. Low, Chief Financial Officer

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to Exhibit 3.1 to the Form 10-K filed on December 6, 2004.

(2)                                  Incorporated by reference to Exhibit 99.3 to the Form 8-K filed on October 10, 2003.

(3)                                  Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 12, 2004.

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

(9)                                  Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 12, 2004.

(10)                            Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 28, 2005.

(11)                            Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 28, 2005.

(12)                            Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 14, 2003

(13)                            Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(14)                            Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(15)                            Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(16)                            Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(17)                            Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(18)                            Incorporated by reference to Exhibit 10.34 to the Form 10-Q filed on August 14, 2002.

(19)                            Incorporated by reference to Exhibit 10.35 to the Form 10-Q filed on August 14, 2002.

(20)                            Incorporated by reference to Exhibit 99.2 to the Form 8-K filed on October 10, 2003.

(21)                            Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 12, 2004.

(22)                            Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on April 5, 2004.

(23)         Incorporated by reference to Exhibit 10.6 to the Form 10-k filed March 31, 1997.

(24)         Incorporated by reference to Exhibit 21 to the Form 10-K filed on December 20, 2002.

   *           Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Carl Mostert	Director and Chief Executive Officer (Principal Executive Officer)	February 14, 2005
Carl Mostert

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 14, 2005
John W. Low