Form 10-Q
period 2005-03-31
SPESCOM SOFTWARE INC
filed 2005-05-16
CIK 813747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                     .

Commission File Number 0-15935

SPESCOM SOFTWARE INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	95–3634089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES    ☐          NO    ☒

Number of shares of Common Stock outstanding at May 16, 2005: 35,260,028

Number of Sequentially Numbered Pages: 27

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPESCOM SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	September 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,031,000	$109,000
Receivables, net	914,000	954,000
Other current assets	176,000	209,000
Total current assets	2,121,000	1,272,000

Property and equipment, net	102,000	116,000
Computer software, net	249,000	15,000
Other assets	28,000	27,000
Total assets	$2,500,000	$1,430,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$442,000	$440,000
Payable to Spescom Ltd.	51,000	90,000
Preferred stock dividend payable to Spescom Ltd.	417,000	271,000
Accrued liabilities	1,326,000	1,226,000
Lease obligations— current portion	17,000	19,000
Notes and accrued interest payable to Spescom Ltd.	588,000	—
Deferred revenue	2,232,000	1,919,000
Total current liabilities	5,073,000	3,965,000

Notes and accrued interest payable to Spescom Ltd.	—	557,000
Lease obligations	35,000	44,000
Total liabilities	5,108,000	4,566,000

Shareholders’ deficit:
Series F Convertible Preferred Stock, $1,000 stated value, 5,291 shares authorized; 5,291 shares issued and outstanding in 2005 and 2004	6,790,000	6,790,000
Series G Convertible Preferred Stock, $1,000 stated value, 2,420 shares authorized; 2,200 shares issued and outstanding in 2005.	2,200,000	—
Common stock, no par value, 100,000,000 shares authorized; 34,321,661 and 34,143,278 issued and outstanding in 2005 and 2004	75,328,000	74,726,000
Common stock warrants	1,360,000	278,000
Accumulated other comprehensive loss	(431,000)	(387,000)
Accumulated deficit	(87,855,000)	(84,543,000)
Total shareholders’ deficit	(2,608,000)	(3,136,000)

Total liabilities and shareholders’ deficit	$2,500,000	$1,430,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Revenues:
Licenses	$86,000	$359,000	$354,000	$1,478,000
Services and other	1,587,000	1,242,000	2,972,000	2,248,000
Total revenues	1,673,000	1,601,000	3,326,000	3,726,000

Cost of revenues:
Licenses	64,000	53,000	108,000	141,000
Services and other	620,000	541,000	1,234,000	1,107,000
Total cost of revenues	684,000	594,000	1,342,000	1,248,000

Gross profit	989,000	1,007,000	1,984,000	2,478,000

Operating expenses:
Research and development	174,000	336,000	520,000	668,000
Marketing and sales	914,000	726,000	1,738,000	1,331,000
General and administrative	373,000	482,000	772,000	989,000
	1,461,000	1,544,000	3,030,000	2,988,000

Loss from operations	(472,000)	(537,000)	(1,046,000)	(510,000)

Interest and other income	2,000	1,000	2,000	6,000
Interest and other expense	(38,000)	(37,000)	(68,000)	(58,000)
Net loss	(508,000)	(573,000)	(1,112,000)	(562,000)

Deemed Preferred Dividend	—	—	(2,200,000)	—
Net income (loss) available after deemed preferred dividend	(508,000)	(573,000)	(3,312,000)	(562,000)

Cumulative preferred dividends	(86,000)	(66,000)	(169,000)	(132,000)
Net loss available to common shareholders	$(594,000)	$(639,000)	$(3,481,000)	$(694,000)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.10)	$(0.02)

Shares used in computing basic and diluted net loss per common share	34,215,000	33,979,000	34,187,000	33,954,000

Statement of Comprehensive Income
Net loss	$(508,000)	$(573,000)	$(1,112,000)	$(562,000)
Other Comprehensive income (loss):
Foreign currency translation adjustment	5,000	(151,000)	(49,000)	(199,000)
Comprehensive Income	$(503,000)	$(724,000)	$(1,161,000)	$(761,000)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,112,000)	$(562,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,000	122,000
Unpaid interest on notes payable	66,000	22,000
Gain on derivative revaluation	—	(6,000)
Stock options issued to consultant	—	46,000
Changes in assets and liabilities:
Receivables, net	58,000	(213,000)
Other current assets	31,000	45,000
Accounts payable	(1,000)	80,000
Payable to Spescom Ltd.	(7,000)	—
Accrued liabilities	52,000	(206,000)
Deferred revenue	287,000	272,000
Net cash used in operating activities	(588,000)	(400,000)

Cash flows from investing activities:
Purchases of property and equipment	(13,000)	(2,000)
Capitalization of software development costs	(209,000)	—
Purchases of software	(37,000)	—
Net cash used in investing activities	(259,000)	(2,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,000	13,000
Proceeds from exercise of warrants	17,000	—
Proceeds from shareholder loan	—	600,000
Payments on shareholder loan	—	(305,000)
Net proceeds from private placement	1,767,000	—
Payments on capital lease obligations	(11,000)	(11,000)
Net cash provided by financing activities	1,775,000	297,000

Effect of exchange rate changes on cash	(6,000)	(8,000)

Net increase (decrease) in cash and cash equivalents	923,000	(113,000)
Cash and cash equivalents at beginning of period	109,000	333,000

Cash and cash equivalents at end of period	$1,031,000	$220,000

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2005 and for the three and six months ended March 31, 2005 and 2004 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2004.  It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 2005 and September 30, 2004, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts.  Computer Science Corporation accounted for 29% of trade accounts receivable at March 31, 2005 as compared to Entergy Operations Inc., Northeast Utilities Service Company and Aker Kvaerner, which accounted for 13%, 12% and 12%, respectively, of trade accounts receivable at September 30, 2004.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Network Rail and Computer Science Corporation accounted for 19% and 12% respectively of revenue for the six months ended March 31, 2005 while Constellation Energy Group accounted for 24% of revenue for the six months ended March 31, 2004.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Software Development Costs and Purchased Software

Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to five years. The unamortized value of capitalized software costs was $249,000 and $24,000 at March 31, 2005 and 2004, respectively. The related amortization expense was $13,000 and $39,000 for the six months ended March 31, 2005 and 2004, respectively.

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

No compensation cost was recognized for employee stock option grants during the three and six months ended March 31, 2005 and 2004 based upon the intrinsic value method, which were fixed in nature, as the options were granted at exercise prices equal to fair market value on the date of grant. Had compensation cost for the Company’s employee stock-based compensation plan been determined based on the fair value at the grant dates, the necessary disclosure pursuant to the requirements of SFAS No. 148, which amends the disclosure requirements of FAS 123, would be as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Net loss available to common shareholders
As reported	$(594,000)	$(639,000)	$(3,481,000)	$(694,000)
Deduct:
Stock-based employee compensation expense determined under the fair value method	(56,000)	(73,000)	(114,000)	(217,000)
Pro forma	$(650,000)	$(712,000)	$(3,595,000)	$(911,000)

Basic and diluted net loss per share
As reported	$(0.02)	$(0.02)	$(0.10)	$(0.02)
Pro forma	$(0.02)	$(0.02)	$(0.10)	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Dividend Yield	0%	0%	0%	0%
Expected Volatility	261%	261%	261%	261%
Risk free interest rate	4.50	3.83	4.50	3.83
Expected lives (years)	10	10	10	10

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

Statements of Cash Flows

The following table provides supplemental cash flow information:

	For the six months ended March 31,
	2005	2004
Supplemental cash flow information:
Interest paid	$4,000	$6,000

Non-cash financing and investing activities:
Warrants issued for services	$30,000	$—
Deemed dividend on private placement	$2,200,000	$—
Expiration of warrants	$133,000	$—
Accrued preferred stock dividends	$132,000	$132,000
Fair value of equity instruments redeemable for common stock converted to common stock	$—	$1,159,000

Note 3 — Related Party Transactions

As of March 31, 2005 and September 30, 2004 there were 5,291 shares of Series F Convertible Preferred Stock with a stated value of $1,000 per share held by Spescom Ltd., the majority shareholder of the Company.  The Series F Convertible Preferred Stock is convertible into common stock, at a stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd. through September 30, 2008.  The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of March 31, 2005, unpaid dividends and accrued interest amounted to $397,000 and $20,000, respectively as compared to $132,000 and $1,000, respectively for the same periods in 2004.

On November 18, 2003 the Company issued a note payable to Spescom Ltd. UK, a wholly-owned subsidiary of Spescom Ltd., with a principal balance of $600,000 bearing an interest rate of 5% per annum.  The note was repaid during fiscal 2004.  Interest expense on the note for fiscal 2004 was $9,000.

The Company has two existing demand notes payable to Spescom Ltd. UK for $400,000 and $100,000, each bearing interest rate of 10% per annum.  As of March 31, 2005 and September 30, 2004, the balance owed on the notes including interest was $588,000 and $557,000, respectively.   Spescom Ltd. has agreed that it will not cause Spescom Ltd. UK to demand repayment under the two notes prior to October 1, 2005.  Interest expense on the notes was $14,000 and $28,000 for the three and six months ended March 31, 2005, respectively compared to $15,000 and $33,000 for the same periods in 2004.  These notes are collateralized by a security interest in favor of Spescom Ltd. UK in respect of all the Company’s assets.

Under a royalty arrangement beginning in fiscal 2004, Spescom Ltd. resells the Company’s software and maintenance services in

South Africa.  Royalty revenue recognized under this agreement for the three and six months ended March 31, 2005 totaled $13,000 and $22,000, respectively.

In December 2004, the Company entered into an arrangement with Spescom Ltd. in which the Company relocated certain engineering personnel to South Africa to work out of Spescom Ltd. facilities.  As part of the agreement Spescom Ltd. bills the Company for wages and an administrative fee that covers office rent and information technology costs on a monthly basis.  For the six months ended March 31, 2005, total expenses under this arrangement was $32,000.

Spescom Ltd. UK provides certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company is billed a monthly fee by Spescom Ltd. UK for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities.  For the three and six months ended March 31, 2005 the administrative fees totaled $155,000 and $309,000, respectively as compared to $151,000 and $291,000, respectively, for the same periods in 2004.  The office rent for the Company’s United Kingdom operations included in the administrative fee totaled $91,000 and $180,000 for the three and six months ended March 31, 2005, respectively as compared to $88,000 and $170,000, respectively for the same period in the period in 2004.  At March 31, 2005 and September 30, 2004 the Company had a payable to Spescom Ltd. UK of $51,000 and $90,000, respectfully.  In 1999, as part of an agreement to sell a 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd. UK; however, the landlord did not grant its consent to the assignment and as such Spescom Ltd. UK has paid the lease for the entire office directly to the landlord.  The lease expires in March 2006 and has an annual rent of $638,000.  A portion of the office has been subleased to third party tenants for an annual rent of $297,000.  The subleases also expire March 2006.

Spescom Ltd. and the Company have entered into a license agreement pursuant to which Spescom Ltd. has licensed to the Company the right to use the name “Spescom” and to use a trademark owned by Spescom Ltd. related to certain computer software. The Company will not pay any royalties to Spescom Ltd. in connection with this license. The license is for an indefinite term, but is terminable by either party upon 60 days prior written notice. Under the license agreement, Spescom Ltd. has agreed to indemnify and hold the Company and its directors, officers, employees and agents harmless against liabilities arising from any claim brought against the Company that alleges that Spescom Ltd.’s or the Company’s use of the licensed trademark infringes the rights of any third party, provided that the Company is in material compliance with the provisions of the license agreement.

Note 4 — Receivables

	March 31, 2005	September 30, 2004
	(Unaudited)
Receivables consist of:
Receivables	$922,000	$1,037,000
Less: allowance for doubtful accounts	(8,000)	(83,000)
	$914,000	$954,000

Note 5 — Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Net loss available to common shareholders	$(594,000)	$(639,000)	$(3,481,000)	$(694,000)

Common stock and common stock equivalents	34,215,000	33,979,000	34,187,000	33,954,000

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

As of March 31, 2005, a total of 3,919,860 stock options, 3,758,335 common stock warrants, 5,291 Series F Convertible Preferred Stock, and 2,200 shares of Series G Convertible Preferred Stock, were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive.  As of March 31, 2004, a total of 2,999,934 stock options, 1,008,335 common stock warrants,  and 5,291 shares of Series F Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive.

Note 6 — Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software product.

Revenues by customer location are as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Net sales:
United States	$730,000	$938,000	$1,647,000	$2,346,000
Europe, primarily United Kingdom	934,000	637,000	1,657,000	1,166,000
Other International	9,000	26,000	22,000	214,000
	$1,673,000	$1,601,000	$3,326,000	$3,726,000

	March 31, 2005	September 30, 2004
	(Unaudited)
Identifiable assets from continuing operations:
United States	$1,199,000	$973,000
Europe, United Kingdom	1,301,000	457,000
	$2,500,000	$1,430,000

Note 7 — Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (Revised 2004), Share-Based Payment,which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model and disclosing the impact on loss applicable to common stock and the related per share amount in Note 2 to the consolidated financial statements. Upon adoption, pro forma disclosure will no longer be an alternative. See the table under caption “Stock-Based Compensation” in Note 2 for the estimated impact that such a change in accounting treatment would have had if it had been in effect during 2005 and 2004. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. We will begin to apply SFAS No. 123R as of the first annual reporting period that begins after June 15, 2006, and accordingly, the Company expects to adopt the provisions of this pronouncement in the first quarter of 2007.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.” This interpretation addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. The interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of this interpretation did not have any impact on our consolidated financial statements.

Note 8 — Equity

November 2004 Private Placement

On November 5, 2004, the Company completed a financing arrangement whereby the Company issued 2,200 shares of our Series G Convertible Preferred Stock (“Series G Stock”) along with 2,750,000 in common stock warrants for gross proceeds of $2,200,000.  The Series G Stock is convertible into common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock during the five trading days immediately preceding the conversion date; however, the conversion price can be no higher than $0.40 per share and no lower than $0.30 per share.  The 2,750,000 warrants have an exercise price of $0.44 per share and expire November 5, 2007.  The Company incurred $433,000 in expenses related to the transaction and issued 825,000 common stock warrants to an investment consulting firm.  The 825,000 warrants were comprised of 550,000 warrants with an exercise price of $0.40 per share which expire November 5, 2009 and 275,000 warrants which have an exercise price of $0.44 which expire on November 5, 2007. In connection with the financing, the Company recorded a beneficial conversion of $2,200,000 on the Series G Stock as a deemed dividend for the six months ended March 31, 2005.

The Series G Stock is entitled to a liquidation preference equal to $1,000 per share, plus declared but unpaid dividends per share.  Commencing on the date of issuance of the Series G Stock, and continuing until the effective date of the registration statement on Form S-2 pursuant to which the Series G Stock is registered, the Series G Stock is also entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of Series G Stock outstanding as of the first day of such month.  The dividend for the Series G Stock is only payable until the registration statement for the common stock underlying the Series G Stock is declared effective by the Securities and Exchange Commission (“SEC”).  On March 22, 2005 the SEC declared the registration statement effective, thus the Series G Stock is no longer entitled to dividends.  For the three and six months ended March 31, 2005, the Company issued 57,602 and 82,050 shares of common stock with a value of $28,000 and $37,000, respectively, as a dividend on the Series G Stock.

 Warrants for Services

On November 4, 2004, the Company issued to a public relations firm warrants to purchase 1,000,000 shares of its common stock at $0.40 per share, expiring November 3, 2007. The warrants vest and become exercisable as follows: (i) 500,000 warrants vest on the date that the average of the last sale price of the Company’s stock on the OTC Bulletin Board for the ten trading days immediately preceding such date (the “Market Price”) exceeds $0.60 per share, (ii) 250,000 warrants vest on the date that the Market Price exceeds $0.70 per share, and (iii) the remaining 250,000 warrants vest and become exercisable on the date that the Market Price exceeds $0.80 per share.  The fair value of the warrants was determined to be $30,000 is being recognized ratably over the six months of the service agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward — Looking Statements

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

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms.  These and similar expressions are intended to identify forward-looking statements.   When used in the following discussion, the words “believes,” “anticipates” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof   The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.  These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, and we undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We develop, market and support eB, our integrated suite of collaborative document, configuration and records management software solutions.  Our revenues in the three months ended March 31, 2005 increased by 4% from the same period in the prior fiscal year due to higher services revenue.  For the six months ended March 31, 2005 our revenues decreased by 11% from the same period in the prior fiscal year due to the fact that the Company in the prior year had a large license sale to a new customer, while there was no  similarly large sale in the current year.  The Company’s license revenue fluctuates from quarter to quarter as reflected by the decrease in license sales during the quarter.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training.  Of our total revenues for the three months ended March 31, 2005, license revenues accounted for 5%, maintenance services revenues accounted for 47% and non-maintenance services revenues represented 48%.  For the six months ended March 31, 2005, license revenues accounted for 11%, maintenance services revenues accounted for 47% and non-maintenance services revenues represented 42%.

Many of our customers are located outside the United States, with foreign-originated revenues accounting for 57% and 43% of revenues for the three months ended March 31, 2005 and 2004, respectively and 50% and 50% of revenues for the six months ended March 31, 2005 and 2004.  Our revenue for the three and six months ending March 31, 2005 reflected a foreign currency gain of $11,000 and a loss of $62,000 as compared to last year, due to the declining value of the dollar during the year.

Our cost of revenues increased slightly during the three and six months ended March 31, 2005 which resulted in a decrease in our gross profit from 63% to 59% of revenues and 66% to 60% of revenues, respectively.  Operating expenses remained relatively unchanged.

At March 31, 2005, our principal sources of liquidity consisted of $1,031,000 of cash and cash equivalents, compared to $109,000 at September 30, 2004.  On November 5, 2004, we completed a private placement of preferred stock which resulted in gross proceeds of $2,200,000.

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

RESULTS OF OPERATIONS

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	For the three months ended March 31,		For the six months ended March 31,
	2005	2004	2005	2004
Revenues
Licenses	5%	22%	11%	40%
Services and other	95%	78%	89%	60%
Total revenues	100%	100%	100%	100%

Cost of revenues
Licenses	4%	3%	3%	4%
Services and other	37%	34%	37%	30%
	41%	37%	40%	34%

Gross profit	59%	63%	60%	66%

Operating expenses:
Research and development	10%	22%	16%	17%
Marketing and sales	55%	45%	52%	36%
General and administrative	22%	30%	23%	27%
	87%	97%	91%	80%

Income (loss) from operations	(28)%	(34)%	(31)%	(14)%

Interest income and other income	—	—	—	—
Interest expense and other expense	(2)%	(2)%	(2)%	(1)%

Net Income (loss)	(30)%	(36)%	(33)%	(15)%

Revenues

License Revenues

(in thousands)

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2005	2004	Change	2005	2004	Change
License Revenue	$86	$359	-76%	$354	$1,478	-76%
Percentage of total revenue	5%	22%		11%	40%

License revenues decreased by $273,000, or 76%, to $86,000 from $359,000 for the three months ended March 31, 2005 compared to the same period a year ago.  The Company’s license revenues fluctuate from quarter to quarter which is reflected by the decrease in license sales in the current quarter.  License revenue decreased $1,124,000, or 76%, to $354,000 from $1,478,000 million for the six months end March 31, 2005 as compared to the same period a year ago.  In the prior year a large sale of licenses to Constellation Energy amounted to $750,000, while there was no similar size sales in the current year.  The length of time it takes to establish new customer relationships typically ranges from 6 to 12 months, and as such the timing of sales can fluctuate significantly from quarter to quarter.

Despite the relatively weak license revenue in the three and six months ended March 31, 2005, we anticipate that the demand for our products will increase if overall economic conditions continue to strengthen leading to an increase in overall demand for enterprise document, configuration and records management software solutions.  The Company’s license revenues can fluctuate from quarter to quarter, based on the timing of customer orders due to the long sales cycle and changes in customers’ internal plans of the rollout of software licenses.

 Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various industries, including those targeted directly by the Company.  Sales through indirect channels for the three months ended March 31, 2005 amounted to $65,000 or 4% of total revenue compared to $190,000 or 12% of total revenue for the same period in 2004.  Sales through indirect channels for the six months ended March 31, 2005 amounted to $232,000 or 7% of total revenue compared to $300,000, or 8% of total revenue for the same period in 2004.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues.  Network Rail and Computer Sciences Corporation each accounted for 19% of revenue for the three months ended March 31, 2005 while CACI and Constellation Group accounted for 11% and 10%, respectively of revenue for the three months ended March 31, 2004.  Network Rail and Computer Sciences Corporation accounted for 19% and 12%, respectively of revenue for the six months ended March 31, 2005 while Constellation Energy Group accounted for 24% of revenue for the six months ended March 31, 2004.

Service and Other Revenues

(in thousands)

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2005	2004	Change	2005	2004	Change
Service Revenue	$1,587	$1,242	28%	$2,972	$2,248	32%
Percentage of total revenue	95%	78%		89%	60%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to business process studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenue increased $345,000, or 28%, from $1,242,000 to $1,587,000 for the three months ended March 31, 2005 compared to the same period a year ago.  The increase is primarily due to higher non-maintenance service revenue of $300,000, relating to an increased demand for consulting services relating to customers extending their systems to additional departments and upgrading from older legacy systems to current versions of eB.  Also in this quarter the maintenance revenue increased $45,000, or 6% as compared to the same period a year ago, which reflects support services for the licenses sold in fiscal year 2004.

Services and other revenue increased $724,000, or 32%, from $2,248,000 to $2,972,000 for the six months ended March 31, 2005 compared to the same period a year ago.  The increase is primarily due to higher non-maintenance service revenue of $607,000, relating to an increased demand for consulting services relating to customers expanding the integration of eB into additional departments and to upgrading from older legacy systems to the current versions of eB.  Also for the current fiscal year, maintenance revenue increased $116,000 as compared to the same period a year ago, which reflects support services for licenses sold in fiscal year 2004.

Fluctuations in license revenue can impact service revenues in future periods as customers implement the software and require maintenance support.  As such, we anticipate service and other revenue will fluctuate primarily due to sales to new customers because they require more services that typically include a business process study, integration with other business systems and training.  In addition, service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of License Revenues

(in thousands)

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2005	2004	Change	2005	2004	Change
Cost of License Revenue	$64	$53	21%	$108	$141	-23%
Percentage of license revenue	74%	15%		31%	10%

Cost of licenses revenues consists of costs associated with reselling third-party products and amortization of capitalized software development costs.

Cost of license revenue increased by $11,000, or 21%, from $53,000 to $64,000 for the three months ended March 31, 2005 compared to the same period a year ago.  The increase is due primarily to $24,000 in higher third-party costs as the Company experienced an increase in sales of third-party products during the quarter which was partially offset by a decrease of $13,000 in amortization expense of software costs as a result of a majority of such costs being fully amortized in fiscal 2004.  The 76% decrease in license revenue resulted in a reduced gross profit percentage of license revenues to 26% for the three months ended March 31, 2005 as compared to 85% for the same period a year ago.  Also contributing to the decrease was the proportional increase in third party products which typically have a lower margin than the sale of the Company’s proprietary software products.

Cost of license revenue decreased by $33,000, or 23%, from $141,000 to $108,000 for the six months ended March 31, 2005 compared to the same period a year ago.  The decrease was primarily due to the reduced amortization expense of capitalized software as mention above.  The 76% decrease combined with costs decreasing 23% in license revenue resulted in a reduced gross profit percentage of license revenues to 69% for the six months ended March 31, 2005 as compared to 90% for the same period a year ago.

We expect the cost of license revenues to fluctuate based on fluctuations in license revenues and in customer requirements for third-party software products since the cost of meeting these customer requirements have the largest impact on cost of license revenues.

Cost of Services and Other Revenues

(in thousands)

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2005	2004	Change	2005	2004	Change
Cost of service and other revenue	$620	$541	15%	$1,234	$1,107	11%
Percentage of service and other revenue	39%	44%		42%	49%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenue increased $79,000, or 15%, from $541,000 to $620,000 for the three months ended March 31, 2005 compared to the same period a year ago.  The increase was primarily due to an increase of $73,000 in personnel-related costs in connection with the additional requirements as a result of the increase in service revenue.  The gross profit from services and other revenue as a percentage of services and other revenues increased to 61% for the three months ended March 31, 2005 as compared to 56% for the same period a year ago.  The improvement in gross profit percentages is due to the 28% increase in service and other revenues while cost of revenues increased only 15%.

Cost of services and other revenue increased $127,000, or 11%, from $1,107,000 to $1,234,000 for the six months ended March 31, 2005 compared to the same period a year ago.  The increase was primarily due to an increase of $117,000 in personnel-related costs.  These increases were associated with the additional service requirements as a result of the increase in services and other revenues.  The gross profit from services and other revenue as a percentage of services and other revenues increased to 58% for the six months ended March 31, 2005 as compared to 51% for the same period a year ago.  The improvement in gross profit percentages is due to the 32% increase in service and other revenues while cost of revenues increased only 11%.

We expect the cost of service and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Operating Expenses

Research and Development

(in thousands)

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2005	2004	Change	2005	2004	Change
Research and development expenses	$174	$336	-48%	$520	$668	-22%
Percentage of total revenue	10%	21%		16%	18%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses decreased $162,000, or 48%, from $336,000 to $174,000 for the three months ended March 31, 2005 compared to the same period a year ago.  The decrease was due primarily to the capitalization of $209,000 in costs directly associated with the development of a new architecture for the eB platform.  The decrease was partially offset by an increase of $30,000 in compensation and related benefits associated with increased headcount during the last half of fiscal 2004.

Research and development expenses decreased $148,000, or 22%, from $668,000 to $520,000 for the six months ended March 31, 2005 compared to the same period a year ago.  The decrease was due primarily to the capitalization of $209,000 in costs directly associated with the development of a new architecture for the eB platform.  The decrease was partially offset by an increase of $46,000 in compensation and related benefits associated with increased headcount during the last half of fiscal 2004 and the costs of the relocation of certain employees to the Spescom Ltd. facilities in South Africa.

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to remain at the current levels in absolute dollar amounts in the next several quarters.

Marketing and Sales

(in thousands)

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2005	2004	Change	2005	2004	Change
Marketing and sales expenses	$914	$726	26%	$1,738	$1,331	31%
Percentage of total revenue	55%	45%		52%	36%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses increased $188,000, or 26%, from $726,000 to $914,000 for the three months ended March 31, 2005 compared to the same period a year ago.  The increase in marketing and sales expenses is primarily due to increases of $160,000 in additional marketing and sales personnel and their related costs, $65,000 in marketing costs primarily related to trade shows and travel.  The increase was partially offset by a decrease in commissions of $44,000 relating to lower sales during the quarter as compared to the same period a year ago.

Marketing and sales expenses increased $407,000, or 31%, from $1,331,000 to $1,738,000 for the six months ended March 31, 2005 compared to the same period a year ago.  The increase in marketing and sales expenses is primarily due to increases of $305,000 in additional marketing and sales personnel and their related costs, $180,000 in marketing costs primarily related to trade shows and travel and increased costs associated with a public relations campaign of $40,000.  The increase was partially offset by a decrease in commissions of $136,000 relating to lower sales during fiscal 2005 as compared to the same period a year ago.

We expect marketing and sales expense to increase in absolute dollar amounts and as a percentage of total revenue as a result of the planned expansion of our sales and marketing efforts in the next several quarters.

General and Administrative

(in thousands)

	Three Months Ended March 31,		Percent	Six Months Ended March 31,		Percent
	2005	2004	Change	2005	2004	Change
General and administrative expenses	$373	$482	-23%	$772	$989	-22%
Percentage of total revenue	22%	30%		23%	27%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses decreased by $109,000, or 23%, from $482,000 to $373,000 for the three months ended March 31, 2005 compared to the same period a year ago.  The overall decrease was due primarily to decreases of $78,000 in the allowance for uncollectible accounts, $44,000 in investor relations expenses related to the expiration of a contract with an investor relations firm, $37,000 in legal fees as during the prior year, additional work was required for a routine SEC review of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.  These decreases were partially offset by the increase of $60,000 in costs incurred for consultants and increased accounting fees associated with the Company’s compliance efforts of the Sarbanes-Oxley Act.

General and administrative expenses decreased by $217,000, or 22%, from $989,000 to $772,000 for the six months ended March 31, 2005 compared to the same period a year ago.  The overall decrease was due primarily to decreases of $100,000 in investor relations expenses related to the expiration of a contract with an investor relations firm, $97,000 in legal and SEC filing fees as during the prior year additional work was required for a routine SEC review of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 and $78,000 reduction in the allowance for uncollectible accounts.  These decreases were partially offset by an increase of $75,000 in costs incurred for consultants and increased accounting fees associated with the Company’s compliance efforts under the Sarbanes-Oxley Act.

We expect general and administrative expenses will stay at current levels in the next several quarters in absolute dollar amounts due to the continued benefits of cost oversight keeping general and administrative expenses in line with current revenues.

Interest Expense

Interest expense consists primarily of fixed interest obligations on our outstanding debt to Spescom Ltd. as well as interest paid on capital lease obligations.  Interest expense was $38,000 and $68,000 for the three and six months ended March 31, 2005, respectively, as compared to $37,000 and $58,000 for the same periods in 2004.  The increase is due primarily to increased debt balances owed to Spescom Ltd. on several outstanding notes payable as well as interest on accrued preferred dividends.

Preferred Dividends

The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of March 31, 2005, unpaid dividends and accrued interest amounted to $397,000 and $20,000, respectively.

The outstanding Series G Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of Series G Stock outstanding as of the first day of each such month.  For the three and six months ended March 31, 2005, the Company issued 57,602 and 82,050 shares of common stock with a value of $28,000 and $37,000, respectively, as a dividend on the Series G Stock.  In connection with the Series G Stock financing, the Company recorded a beneficial conversion of $2,200,000 as a deemed dividend for the six months ended March 31, 2005.  The dividend for the Series G Stock is only payable until the registration statement for the common stock underlying the Series G Stock is declared effective by the Securities and Exchange Commission (“SEC”).  On March 22, 2005 the SEC declared the registration statement effective, thus the Series G Stock is no longer entitled to dividends.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, our principal sources of liquidity consisted of $1,031,000 of cash and cash equivalents compared to $109,000 at September 30, 2004.  Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors.

The Company has received loans from Spescom Ltd. in the past to meet its obligations.  The outstanding balance of our demand notes owed to Spescom Ltd. including interest was $588,000 at March 31, 2005 as compared to $557,000 at September 30, 2004.  Spescom Ltd. has agreed not to call the notes prior to October 1, 2005.

We used cash in operating activities of $588,000 during the six months ended March 31, 2005 primarily related to a net loss during the quarter of $1,112,000 which was offset by increases in deferred revenue and accrued liabilities of $287,000 and $52,000, respectively.  During the six months ended March 31, 2004 we used cash in operating activities of $400,000 primarily related to a net loss of $562,000 and an increase in deferred revenue of reduction in receivables of $272,000 which was partially offset by depreciation of $122,000.

Our investing activities used $259,000 for six months ended March 31, 2005 primarily for the acquisition of computer software and equipment.  There were no capital asset purchases in the six months ended March 31, 2004.

Financing activities provided cash of $1.8 million for the three months ended March 31, 2005 primarily from the issuance of preferred stock through a private placement on November 5, 2004.  The Company intends to use the funds from this private placement to expand its sales and marketing efforts and improve its liquidity.  In connection with the private placement, the Company issued 2,200 shares of Series G Convertible Preferred Stock, and warrants, expiring November 5, 2007, to purchase 2,750,000 shares of common stock at $0.44 per share.  The preferred stock is convertible into up to 7,333,334 shares of common stock.  The net proceeds from the private placement totaled $1,767,000.  Cash provided by financing activities for the six  months ended March 31, 2004 of $297,000 was primarily the proceeds from a loan received from  Spescom Ltd. UK.

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

Off-Balance Sheet Arrangements

At March 31, 2005 and September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at March 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Notes and Accounts Payable to Spescom Ltd.	$588,000	$588,000	$—	$—	$—
Lease commitments — Operating Leases	1,106,000	241,000	756,000	109,000	—
Lease commitments — Capital Leases	63,000	24,000	39,000	—	—
Total	$1,757,000	$853,000	$795,000	$109,000	$—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk.  The Company’s investments included money market accounts as of March 31, 2005.

Foreign Currency Exchange Risk

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. For the three months ended March 31, 2005, revenues recorded in the United States were 43% of total revenues, and revenues from Europe and other locations were 57% of total revenues.  This compares to 57% and 43% for the same period a year ago.

For the six months ended March 31, 2005, revenues recorded in the United States were 50% of total revenues, and revenues from Europe and other locations were 50% of total revenues.  This compares to 65% and 35% for the same period a year ago.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.  The increased revenue in fiscal 2004 was improved by a foreign currency loss of $62,000 due to a weakened dollar value compared to the pound sterling.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, we have concluded that as of March 31, 2005, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC’s rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

ITEM 6 — EXHIBITS

Exhibits

4.9 (1)	Warrant to Purchase Common Stock issued to Cappello Capital Corp., dated January 28, 2005.

4.10 (2)	Warrant to Purchase Common Stock issued to Cappello Capital Corp., dated January 28, 2005.

10.13	Services agreement between Spescom Software Inc. and Spescom Datavoice Ltd. executed February 28, 2005.

10.17	Non-Employee Director Compensation

10.18	Executive Officer Compensation

31.1	Section 302 Certification by Carl Mostert, Chief Executive Officer

31.2	Section 302 Certification by John W. Low, Chief Financial Officer

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 28, 2005.

(2)                                  Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 28, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2005	SPESCOM SOFTWARE INC.

/s/ Carl Mostert
Carl Mostert
Director and Chief Executive Officer (Principal Executive Officer)

/s/ John Low
John Low
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)