Form 10-Q
period 2005-06-30
SPESCOM SOFTWARE INC
filed 2005-08-15
CIK 813747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005.

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

YES    ☐         NO    ☒

Number of shares of Common Stock outstanding at August 15, 2005: 36,776,028

Number of Sequentially Numbered Pages: 27

SPESCOM SOFTWARE INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPESCOM SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$310,000	$109,000
Receivables, net	769,000	954,000
Other current assets	132,000	209,000
Total current assets	1,211,000	1,272,000

Property and equipment, net	148,000	116,000
Computer software, net	423,000	15,000
Other assets	30,000	27,000
Total assets	$1,812,000	$1,430,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$333,000	$440,000
Payable to Spescom Ltd.	99,000	90,000
Preferred stock dividend payable to Spescom Ltd.	492,000	271,000
Accrued liabilities	1,271,000	1,226,000
Note and accrued interest payable to Spescom Ltd.	610,000	—
Lease obligations - current portion	37,000	19,000
Deferred revenue	2,415,000	1,919,000
Total current liabilities	5,257,000	3,965,000

Notes payable and accrued interest payable to Spescom Ltd.	—	557,000
Lease obligations	65,000	44,000
Total liabilities	5,322,000	4,566,000

Shareholders’ deficit:
Series F - Convertible preferred stock, $1,000 stated value, 5,291 shares authorized; 5,291 shares issued and outstanding in 2005 and 2004	6,790,000	6,790,000
Series G - Convertible preferred stock, $1,000 stated value, 2,420 shares authorized; 1,900 shares issued and outstanding in 2005	1,900,000	—
Common stock, no par value, 100,000,000 shares authorized; 35,276,028 and 34,143,278 issued and outstanding in 2005 and 2004	75,548,000	74,726,000
Common stock warrants	1,360,000	278,000
Accumulated other comprehensive loss	(385,000)	(387,000)
Accumulated deficit	(88,723,000)	(84,543,000)
Total shareholders’ deficit	(3,510,000)	(3,136,000)

Total liabilities and shareholders’ deficit	$1,812,000	$1,430,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Revenues:
Licenses	$149,000	$1,559,000	$503,000	$3,037,000
Services and other	1,148,000	1,341,000	4,120,000	3,589,000
Total revenues	1,297,000	2,900,000	4,623,000	6,626,000

Cost of revenues:
Licenses	62,000	37,000	170,000	178,000
Services and other	515,000	586,000	1,749,000	1,693,000
Total cost of revenues	577,000	623,000	1,919,000	1,871,000

Gross profit	720,000	2,277,000	2,704,000	4,755,000

Operating expenses:
Research and development	164,000	341,000	684,000	1,008,000
Marketing and sales	945,000	871,000	2,683,000	2,201,000
General and administrative	441,000	585,000	1,213,000	1,574,000
	1,550,000	1,797,000	4,580,000	4,783,000

Income (loss) from operations	(830,000)	480,000	(1,876,000)	(28,000)

Interest and other income	—	—	1,000	5,000
Interest and other expense	(38,000)	(37,000)	(105,000)	(96,000)
Net income (loss)	(868,000)	443,000	(1,980,000)	(119,000)

Deemed preferred dividend	—	—	(2,200,000)	—
Net income (loss) available after deemed preferred dividend	(868,000)	443,000	(4,180,000)	(119,000)

Cumulative preferred dividends	(66,000)	(66,000)	(235,000)	(198,000)
Net income (loss) available to common shareholders	$(934,000)	$377,000	$(4,415,000)	$(317,000)

Earnings per share:
Basic net loss per common share	$(0.03)	$0.01	$(0.13)	$(0.01)
Diluted net loss per common share	$(0.03)	$0.01	$(0.13)	$(0.01)

Weighted shares outstanding:
Basic	35,021,956	34,068,000	34,465,144	33,992,000
Diluted	35,021,956	35,452,000	34,465,144	33,992,000

Statement of Comprehensive Income
Net loss	$(868,000)	$443,000	$(1,980,000)	$(119,000)
Other comprehensive income:
Foreign currency translation adjustment	46,000	80,000	2,000	(119,000)
Comprehensive income (loss)	$(822,000)	$523,000	$(1,978,000)	$(238,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,980,000)	$(119,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,000	154,000
Unpaid interest on notes payable	109,000	22,000
Warrants issued for services	30,000	—
Gain on derivative revaluation	—	(6,000)
Stock options issued to consultant	—	46,000
Changes in assets and liabilities:		—
Receivables, net	187,000	95,000
Other assets	108,000	2,000
Accounts payable	(108,000)	48,000
Accrued liabilities	(17,000)	343,000
Deferred revenue	495,000	145,000
Net cash used in operating activities	(1,115,000)	730,000
Cash flows from investing activities:
Purchases of property and equipment	(15,000)	(5,000)
Capitalization of software development costs	(389,000)	—
Purchases of software	(38,000)	(10,000)
Net cash (used in) provided by investing activities	(442,000)	(15,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,000	13,000
Proceeds from exercise of warrants	17,000	—
Proceeds from shareholder loan	—	600,000
Repayment of shareholder loan	—	(600,000)
Net proceeds from private placement	1,750,000	—
Payments on capital lease obligations	(21,000)	(16,000)
Net cash provided by financing activities	1,752,000	(3,000)

Effect of exchange rate changes on cash	6,000	(12,000)

Net decrease in cash and cash equivalents	201,000	700,000
Cash and cash equivalents at beginning of period	109,000	333,000

Cash and cash equivalents at end of period	$310,000	$1,033,000

* See Note 2 for supplemental cash flow information.

The accompanying condensed notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2005 and for the three and nine months ended June 30, 2005 and 2004 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in Spescom Software Inc.’s (the “Company”) Annual Report on Form 10-K/A for the year ended September 30, 2004.  It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 2005 and September 30, 2004, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. Ameren UE and CSC International Systems Ltd accounted for 20% and 17%, respectively, of trade accounts receivable at June 30, 2005 and Network Rail and Constellation Energy Group accounted for 23% and 15%, respectively, of trade accounts receivable at September 30, 2004.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Network Rail and CSC International Systems Ltd accounted for 18% and 10%, respectively, of revenue for the nine months ended June 30, 2005, while Network Rail and Constellation Energy Group accounted for 27% and 17%, respectively of revenue for the nine months ended June 30, 2004.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Software Development Costs and Purchased Software

Software development costs and purchased software are capitalized under FAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to five years. The unamortized value of capitalized software costs was $423,000 and $15,000 at June 30, 2005 and September 30, 2004, respectively.  The related amortization expense was $19,000 and $51,000 for the nine months ended June 30, 2005 and 2004, respectively.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.  The Company concluded for the nine months ended June 30, 2005, that there were no events or changes in circumstances that would indicate that the carrying amounts of long-lived assets were impaired.

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

No compensation cost was recognized for employee stock option grants during 2005 and 2004 based upon the intrinsic value method, which were fixed in nature, as the options were granted at exercise prices equal to fair market value on the date of grant. Had compensation cost for the Company’s employee stock-based compensation plan been determined based on the fair value at the grant dates the disclosure requirements of SFAS No. 148, which amends the disclosure requirements of FAS 123, would have been as follows:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net Income (loss) attributable to common stock	$(934,000)	$377,000	$(4,415,000)	$(317,000)
As reported
Deduct:
Stock-based employee compensation expense determined under the fair value method	(39,000)	(112,000)	(154,000)	(259,000)
Pro forma	$(973,000)	$265,000	$(4,569,000)	$(576,000)

Basic and diluted net loss per share
As reported	$(0.03)	$0.01	$(0.13)	$(0.01)
Pro forma	$(0.03)	$0.01	$(0.13)	$(0.02)

Under FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Dividend Yield	0%	0%	0%	0%
Expected Volatility	253%	253%	253%	261%
Risk free interest rate	4.00	4.73	4.00	3.83
Expected lives (years)	10	10	10	10

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

Statements of Cash Flows

The following table provides supplemental cash flow information:

	For the nine months
	ended June 30,
	2005	2004
Supplemental cash flow information:
Interest paid	$8,000	$9,000

Non-cash financing and investing activities:
Deemed dividend on private placement	$2,200,000	$—
Expiration of warrants	$133,000	$—
Accrued preferred stock dividends	$198,000	$198,000
Fair value of equity instruments redeemable for common stock converted to common stock	$—	$1,159,000
Acquisition of equipment under capital lease	$60,000	$—

Note 3 – Related Party Transactions

As of June 30, 2005 and September 30, 2004 there were 5,291 shares of Series F Convertible Preferred Stock with a stated value of $1,000 per share held by Spescom Ltd., the majority shareholder of the Company.  The Series F Convertible Preferred Stock is convertible into common stock, at the stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd through September 30, 2008.  The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of June 30, 2005, unpaid dividends and accrued interest amounted to $463,000 and $29,000, respectively as compared to $198,000 and $4,000, respectively as of June 30, 2004.

On November 18, 2003 the Company issued a note payable to Spescom UK, a wholly-owned subsidiary of Spescom Ltd., with a principal balance of $600,000 bearing an interest rate of 5% per annum.  The note was repaid during fiscal 2004.  Interest expense on the note for fiscal 2004 was $9,000.

The Company has two existing demand notes payable to Spescom UK for $400,000 and $100,000, each bearing an interest rate of 10% per annum.  As of June 30, 2005 and September 30, 2004, the balance on the notes including interest was $610,000 and $557,000, respectively.  Spescom Ltd. has agreed that it will not cause Spescom UK to demand repayment under the two notes prior to October 1, 2005.  Interest expense on the notes was $15,000 and $42,000 for the three and nine months ended June 30, 2005, respectively compared to $13,000 and $38,000 for the same periods in 2004, respectively.  These notes are collateralized by a security interest in favor of Spescom UK in respect of all the Company’s assets.

Under a royalty arrangement beginning in fiscal 2004, Spescom Ltd. resells the Company’s software and maintenance services in South Africa.  Royalty revenue recognized under this agreement for the three and nine months ended June 30, 2005 totaled $19,000 and $40,000, respectively.

In December 2004, the Company entered into an agreement with Spescom Ltd. in which the Company relocated certain engineering personnel to South Africa to work out of Spescom Ltd. facilities.  As part of the agreement Spescom Ltd. bills the Company for wages and an administrative fee that covers office rent and information technology costs on a monthly basis.  For the nine months ended June 30, 2005, total expenses under this arrangement were $64,000.

Spescom UK provides certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company is billed a monthly fee by Spescom UK for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities.  For the three and nine months ended June 30, 2005 the administrative fees totaled $148,000 and $457,000, respectively, compared to $148,000 and $439,000 for the three and nine months ended June 30, 2004.  The office rent for the Company’s United Kingdom operations included in the administrative fee totaled $86,000 and $267,000, respectively for the three and nine months ended June 30, 2005 compared to $86,000 and $257,000, respectively for the three and nine months ended June 30, 2004.  At June 30, 2005 and September 30, 2004 the Company had a payable to Spescom UK of $99,000 and $90,000, respectively.  In 1999, as part of an agreement to sell the 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd.; however, the landlord did not grant its consent to the assignment.  Since 1999, Spescom UK has paid the lease for the entire office directly to the landlord.  The lease expires in March 2006 and has an annual rent of $618,000.  A portion of the office has been subleased to third party tenants for an annual rent of $284,000.  The sublease also expires March 2006.

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

Note 4 – Receivables

	June 30,	September 30,
	2005	2004
	(Unaudited)
Receivables consist of:
Receivables	$777,000	$1,037,000
Less: allowance for doubtful accounts	(8,000)	(83,000)
	$769,000	$954,000

Note 5 – Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net income (loss) available for common shareholders	$(934,000)	$377,000	$(4,415,000)	$(317,000)

Weighted average outstanding shares of common stock	35,022,000	34,068,000	34,465,000	33,992,000
Dilutive effect of employee stock based compensation	—	1,384,000	—	—
Common stock and common stock equivalents	35,022,000	35,452,000	34,465,000	33,992,000

Earnings per share:
Basic	$(0.03)	$0.01	$(0.13)	$(0.01)
Diluted	$(0.03)	$0.01	$(0.13)	$(0.01)

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

As of June 30, 2005, a total of 4,030,000 stock options, 3,758,335 common stock warrants, 5,291 shares of Series F Convertible Preferred Stock, and 1,900 shares of Series G Convertible Preferred Stock, were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive.  As of June 30, 2004, a total of 3,795,659 stock options, 1,008,335 common stock warrants, and 5,291 shares of Series F Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive.

Note 6 – Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software products.

Revenues for the three and nine month periods ended June 30, 2005 and 2004 by customer location were as follows:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net Sales
United States	$714,000	$753,000	$2,349,000	$3,165,000
Europe, primarily United Kingdom	564,000	2,120,000	2,200,000	3,326,000
Other international	19,000	27,000	74,000	135,000
	$1,297,000	$2,900,000	$4,623,000	$6,626,000

	June 30,	September 30,
	2005	2004
Identifiable assets from continuing operations:
United States	$1,296,000	$973,000
Europe, United Kingdom	516,000	457,000
	$1,812,000	$1,430,000

Note 7 – Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

Note 8 – Equity

November 2004 Private Placement

On November 5, 2004, the Company completed a financing arrangement whereby the Company issued 2,200 shares of our Series G Convertible Preferred Stock (“Series G Stock”) along with 2,750,000 common stock warrants for gross proceeds of $2,200,000.  The Series G Stock is convertible into common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock during the five trading days immediately preceding the conversion date; however, the conversion price can be no higher than $0.40 per share and no lower than $0.30 per share.  The 2,750,000 warrants have an exercise price of $0.44 per share and expire November 5, 2007.  The Company incurred $450,000 in expenses related to the transaction and issued 825,000 common stock warrants to an investment consulting firm.  The 825,000 warrants were comprised of 550,000 warrants with an exercise price of $0.40 per share which expire November 5, 2009 and 275,000 warrants which have an exercise price of $0.44 which expire on November 5, 2007. In connection with the financing, the Company recorded a beneficial conversion of $2,200,000 on the Series G Stock as a deemed dividend for the nine months ended June 30, 2005.

The Series G Stock is entitled to a liquidation preference equal to $1,000 per share, plus declared but unpaid dividends per share.  Commencing on the date of issuance of the Series G Stock, and continuing until the effective date of the registration statement on Form S-2 pursuant to which the Series G Stock is registered, the Series G Stock is also entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of Series G Stock outstanding as of the first day of such month.  The dividend for the Series G Stock is only payable until the registration statement for the common stock underlying the Series G Stock is declared effective by the Securities and Exchange Commission (“SEC”).  On March 22, 2005 the SEC declared the registration statement effective.  Thus the Series G Stock is no longer entitled to dividends.  For the nine months ended June 30, 2005, the Company issued 82,050 shares of common stock with a value of $37,000 as a dividend on the Series G Stock.  In April 2005, 300 shares of the Series G Stock with a value of $300,000 was converted into 928,367 shares of the Company’s common stock.

Warrants for Services

On November 4, 2004, the Company issued to a public relations firm warrants to purchase 1,000,000 shares of its common stock at $0.40 per share, expiring November 3, 2007. The warrants vest and become exercisable as follows: (i) 500,000 warrants vest on the date that the average of the last sale price of the Company’s stock on the OTC Bulletin Board for the ten trading days immediately preceding such date (the “Market Price”) exceeds $0.60 per share, (ii) 250,000 warrants vest on the date that the Market Price exceeds $0.70 per share, and (iii) the remaining 250,000 warrants vest on the date that the Market Price exceeds $0.80 per share.  The fair value of the warrants, which was determined to be $30,000, was recognized ratably over the six months of the service agreement.

Note 9 – Subsequent Event

On August 8, 2005, Carl H. Mostert resigned as Chief Executive Officer and Director of the Company, effective as of August 16, 2005. In accordance with the Company’s agreement with Mr. Mostert requiring 6 months’ notice of termination, the Company intends to continue to pay Mr. Mostert’s salary for a period of six months and to provide him with continued medical and life insurance benefits during that period.

On August 8, 2005, the Company appointed Keith Stentiford as interim Chief Executive Officer effective as of August 16, 2005.  Mr. Stentiford joined the Company on January 3, 2005 as Vice President Business Development.  Mr. Stentiford joined Spescom after having worked at Siemens AG (“Siemens”) for over 25 years in various senior business development and sales management positions.  In the past five years prior to joining the Company, he served as Vice President in the Siemens Transportation and Systems Company, responsible for the Americas Turnkey Business Operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

OVERVIEW

The Company develops, markets and supports eB, its integrated suite of collaborative document, configuration and records management software solutions.  The eB suite enables organizations in a broad range of industries to create, capture, store, manage, share and distribute critical business information regarding their customers, products, assets and processes in an efficient manner.  The eB suite also enables them to maintain complete, up-to-date information about the configuration of their products, assets and infrastructures so that they can achieve operational excellence and compliance with regulatory requirements.  eB provides the capabilities of an Enterprise Content Management (ECM)/Electronic Document Management (EDM) System, but extends these capabilities by also managing the “things’ that the content/documents relate to such as products, assets, functions, processes, requirements, projects, organizations, locations, work orders, etc.  As a result, eB can be used to manage the lifecycle of physical items (e.g. products, equipment or assets), and the requirements (e.g. functional, safety, performance, environmental, etc.) that govern them.  It enables intelligent relationships to be defined between these items thereby creating an interdependency model.  As a result, the effects of any change on requirements, documents and items can be determined and change can be managed to effectively ensure information integrity.  In particular, eB enables organizations with extensive and complex physical infrastructures to efficiently identify, classify, structure, link, and manage documents, physical items, and requirements throughout their lifecycles and ensure that conformance between these is maintained by means of an automated change process.

We develop, market and support eB.  Our revenues in the three months ended June 30, 2005 decreased by 55% from the same period in the prior fiscal year due to lower license and services revenue.  For the nine months ended June 30, 2005 our revenues decreased by 30% from the same period in the prior fiscal year due to the fact that the Company in the prior year had several large license sales to a new and existing customers, while there was no similarly large sale in the current year.  The Company’s license revenue fluctuates from quarter to quarter as reflected by the decrease in license and service sales during the quarter.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training.  Of our total revenues for the three months ended June 30, 2005, license revenues accounted for 11%, maintenance services revenues accounted for 56% and non-maintenance services revenues represented 33%.  For the nine months ended June 30, 2005, license revenues accounted for 11%, maintenance services revenues accounted for 50% and non-maintenance services revenues represented 39%.

Many of our customers are located outside the United States, with foreign-originated revenues accounting for 45% and 73% of revenues for the three months ended June 30, 2005 and 2004, respectively and 49% and 50% of revenues for the nine months ended June 30, 2005 and 2004, respectively.  Our revenues for the nine months ended June 30, 2005 reflect a foreign currency loss of $119,000 as compared to last year, due to the declining value of the dollar during the year.

The decrease in revenues during the three and nine months ended June 30, 2005 resulted in a decrease in our gross profit from 79% to 56% of revenues and 72% to 58% of revenues, respectively.  Operating expenses increased during the three and nine months ended June 30, 2005 from 62% to 96% of revenues and 72% to 99% of revenues, respectively.

At June 30, 2005, our principal sources of liquidity consisted of $310,000 of cash and cash equivalents, compared to $109,000 at September 30, 2004.  On November 5, 2004, we completed a private placement of preferred stock which resulted in gross proceeds of $2,200,000.

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

RESULTS OF OPERATIONS

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Revenues
Licenses	11%	54%	11%	46%
Services and other	89%	46%	89%	54%
Total revenues	100%	100%	100%	100%

Cost of revenues
Licenses	5%	1%	4%	3%
Services and other	40%	20%	38%	26%
Total cost of revenues	45%	21%	42%	29%

Gross profit	55%	79%	58%	71%

Operating expenses:
Research and development	13%	12%	15%	15%
Marketing and sales	73%	30%	58%	33%
General and administrative	34%	20%	26%	24%
	120%	62%	99%	72%

Loss from operations	-65%	17%	-41%	-1%

Interest and other income	0%	0%	0%	1%
Interest and other expense	-3%	-2%	-2%	-2%

Net loss	-68%	15%	-43%	-2%

Revenues

License Revenues

(in thousands)

	Three Months Ended			Nine Months Ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
License Revenue	$149	$1,559	-90%	$503	$3,037	-83%
Percentage of total revenue	11%	54%		11%	46%

License revenues decreased by $1,410,000, or 90%, to $149,000 from $1,559,000 for the three months ended June 30, 2005 compared to the same period a year ago.  The Company’s license revenues fluctuate from quarter to quarter which is reflected in the decrease in license sales in the current quarter.  License revenue decreased $2,534,000, or 83%, to $503,000 from $3,037,000 for the nine months end June 30, 2005 as compared to the same period a year ago.  In the prior year two large sales of licenses to Network Rail and Constellation Energy amounted to $1.5 million and $750,000, respectively, while there were no similar size sales in the current year.  The length of time it takes to establish new customer relationships typically ranges from 6 to 12 months, and as such the timing of sales can fluctuate significantly from quarter to quarter.

Despite the relatively weak license revenue in the three and nine months ended June 30, 2005, we believe that if the Company is successful in capitalizing on its pipeline of sales opportunities, license revenues will increase.  The Company’s license revenues can fluctuate from quarter to quarter, based on the timing of customer orders due to the long sales cycle and changes in customers’ internal plans for the rollout of software licenses.

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various industries, including those targeted directly by the Company.  Sales through indirect channels for the three months ended June 30, 2005 amounted to $89,000 or 7% of total revenue compared to $71,000 or 3% of total revenue for the same period in 2004.  Sales through indirect channels for the nine months ended June 30, 2005 amounted to $322,000 or 7% of total revenue compared to $371,000 or 6% of total revenue for the same period in 2004.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Network Rail and CSC International Systems Ltd accounted for 18% and 10%, respectively, of revenue for the nine months ended June 30, 2005, while Network Rail and Constellation Energy Group accounted for 27% and 17%, respectively of revenue for the nine months ended June 30, 2004.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Service and Other Revenues

(in thousands)

	Three Months Ended			Nine Months Ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
Service Revenue	$1,148	$1,341	-14%	$4,120	$3,589	15%
Percentage of total revenue	89%	46%		89%	54%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to business process studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenue decreased $193,000, or 14%, from $1,341,000 to $1,148,000 for the three months ended June 30, 2005 compared to the same period a year ago.  The decrease is primarily due to lower maintenance service revenue of $143,000, relating to a reduction in customer maintenance requirements of several existing customers.  Also in this quarter non-maintenance revenue decreased by $50,000, as compared to the same period a year ago, related to delayed expansion of customer systems and upgrades from older legacy systems to newer versions of eB.

Services and other revenue increased $531,000, or 15%, from $3,589,000 to $4,120,000 for the nine months ended June 30, 2005 compared to the same period a year ago.  The increase is primarily due to higher non-maintenance service revenue of $558,000, relating to an increased demand for consulting services relating to customers expanding the integration of eB into additional departments and to upgrading from older legacy systems to the current versions of eB.  The increase in non-maintenance service revenue was partially offset by a reduction in maintenance revenue of $27,000 as compared to the same period a year ago, which reflects decreased customer maintenance requirements for certain existing customers.

Fluctuations in license revenue can impact service revenues in future periods as customers implement the software licensed by the Company and require maintenance support.  As such, we anticipate service and other revenue will fluctuate primarily with sales to new customers because new customers require more services that typically include a business process study, integration with other business systems and training.  In addition, service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of License Revenues

(in thousands)

	Three Months Ended			Nine Months Ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
Cost of License Revenue	$62	$37	68%	$170	$178	-4%
Percentage of license revenue	42%	2%		34%	6%

Cost of license revenue consists of costs associated with reselling third-party products and amortization of capitalized software development costs.

Cost of license revenue increased by $25,000, or 68%, from $37,000 to $62,000 for the three months ended June 30, 2005 compared to the same period a year ago.  The increase is due primarily to $31,000 in higher third-party costs as the Company experienced an increase in sales of third-party products during the quarter which was partially offset by a decrease of $6,000 in amortization expense of software costs as a result of a majority of such costs being fully amortized in fiscal 2004.  The 90% decrease in license revenue resulted in a reduced gross profit percentage of license revenues to 58 % for the three months ended June 30, 2005 as compared to 98% for the same period a year ago.  Also contributing to the decrease was the proportional increase in third party products which typically have a lower margin than the sale of the Company’s proprietary software products.

Cost of license revenue decreased by $8,000, or 4%, from $178,000 to $170,000 for the nine months ended June 30, 2005 compared to the same period a year ago.  The decrease was primarily due to the reduced amortization expense of $24,000 related to capitalized software as mentioned above.  The 83% decrease in license revenue combined with costs of license revenue decreasing 4% resulted in a reduction in gross profit percentage of license revenues to 66% for the nine months ended June 30, 2005 as compared to 94% for the same period a year ago.

We expect the cost of license revenues to fluctuate based on fluctuations in license revenues and in customer requirements for third-party software products since the cost of meeting these customer requirements have the largest impact on cost of license revenues.

Cost of Services and Other Revenues

(in thousands)

	Three Months Ended			Nine Months Ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
Cost of Services and Other Revenues	$515	$586	-12%	$1,749	$1,693	3%
Percentage of service and other revenue	45%	44%		42%	47%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support as well as costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenue decreased $71,000, or 12%, from $586,000 to $515,000 for the three months ended June 30, 2005 compared to the same period a year ago.  The decrease was primarily due to a decrease of $47,000 in personnel-related costs and $30,000 of travel expenses in connection with the reduced requirements as a result of the decrease in service revenue.  The gross profit from services and other revenue as a percentage of services and other revenues decreased to 55% for the three months ended June 30, 2005 as compared to 56% for the same period a year ago.  The slight reduction in gross profit percentages is due to the 14% decrease in service and other revenues while cost of revenues decreased only 12%.

Cost of services and other revenue slightly increased $56,000, or 3%, from $1,693,000 to $1,749,000 for the nine months ended June 30, 2005 compared to the same period a year ago.  The increase was primarily due to an increase of $67,000 in personnel-related costs.  These increases were associated with the additional service requirements as a result of the $531,000 increase in services and other revenues.  The gross profit from services and other revenue as a percentage of services and other revenues increased to 58% for the nine months ended June 30, 2005 as compared to 53% for the same period a year ago.  The improvement in gross profit percentages is due to the 15% increase in service and other revenues while cost of revenues increased only 3%.

We expect the cost of services and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenue as the related service revenue fluctuates.

Operating Expenses

Research and Development

(in thousands)

	Three Months Ended			Nine Months Ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
Research and development expenses	$164	$341	-52%	$684	$1,008	-32%
Percentage of total revenue	13%	12%		15%	15%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses decreased $177,000, or 52%, from $341,000 to $164,000 for the three months ended June 30, 2005 compared to the same period a year ago.  The decrease was due primarily to the capitalization of $180,000 in costs directly associated with the development of a new architecture for the eB platform.  In June 2005 the Company reduced the number of personnel, the effect of which will decrease research and development expenses beginning in the fourth quarter.  Although the Company has reduced the number of development personnel, we believe that the Company still maintains the core resources for continued investment in research and development which is a critical factor in maintaining our competitive position.

Research and development expenses decreased $324,000, or 32%, from $1,008,000 to $684,000 for the nine months ended June 30,

2005 compared to the same period a year ago.  The decrease was due primarily to the capitalization of $389,000 in costs directly associated with the development of a new architecture for the eB platform.  The decrease was partially offset by an increase of $50,000 in compensation and related benefits associated with increased headcount during the last half of fiscal 2004 and the costs of the relocation of certain employees to the Spescom Ltd. facilities in South Africa.

Marketing and Sales

(in thousands)

	Three Months Ended			Nine Months Ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
Marketing and sales expenses	$945	$871	8%	$2,683	$2,201	22%
Percentage of total revenue	73%	30%		58%	33%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses increased $74,000, or 8%, from $871,000 to $945,000 for the three months ended June 30, 2005 compared to the same period a year ago.  The increase in marketing and sales expenses is primarily due to an increase of $77,000 in marketing costs primarily related to public relations campaign, a user conference and travel.

Marketing and sales expenses increased $482,000, or 22%, from $2,201,000 to $2,683,000 for the nine months ended June 30, 2005 compared to the same period a year ago.  The increase in marketing and sales expenses is primarily due to increases of $464,000 in additional marketing and sales personnel, $275,000 in marketing costs primarily related to public relations campaign, a user conference, trade shows and travel.  The increase was partially offset by a decrease in commissions of $263,000 relating to lower sales during fiscal 2005 as compared to the same period a year ago.

We do not expect marketing and sales expense to change significantly in the next several quarters; however, marketing and sales expense will fluctuate as a percentage of total revenue based on changes in revenue.

General and Administrative

(in thousands

	Three Months Ended			Nine Months Ended
	June 30,		Percent	June 30,		Percent
	2005	2004	Change	2005	2004	Change
General and administrative expenses	$441	$585	-25%	$1,213	$1,574	-23%
Percentage of total revenue	34%	20%		26%	24%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses decreased by $144,000, or 25%, from $585,000 to $441,000 for the three months ended June 30, 2005 compared to the same period a year ago.  The overall decrease was due primarily to decreases of $102,000 in legal fees as during the prior year, additional work was required for a routine SEC review of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 and $62,000 in investor relations expenses related to the expiration of a contract with an investor relations firm.  These decreases were partially offset by an increase of $27,000 in costs incurred for consultants and increased accounting fees associated with the Company’s compliance efforts under the Sarbanes-Oxley Act.

General and administrative expenses decreased by $361,000, or 23%, from $1,574,000 to $1,213,000 for the nine months ended June 30, 2005 compared to the same period a year ago.  The overall decrease was due primarily to decreases of $176,000 in legal and SEC filing fees as during the prior year additional work was required for a routine SEC review of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, $160,000 in investor relations expenses related to the expiration of a contract with an investor relations firm and a $78,000 reduction in the allowance for uncollectible accounts.  These decreases were partially offset by an increase of $84,000 in costs incurred for consultants and increased accounting fees associated with the Company’s compliance efforts under the Sarbanes-Oxley Act.

We do not expect general and administrative expenses to change significantly in the next several quarters in absolute dollar amounts due to the continued benefits of cost oversight keeping general and administrative expenses in line with current revenues.

Interest Expense

Interest expense consists primarily of fixed interest obligations on our outstanding debt to Spescom Ltd UK. as well as interest paid on capital lease obligations.  Interest expense was $38,000 and $105,000 for the three and nine months ended June 30, 2005, respectively, as compared to $37,000 and $96,000 for the comparable periods in 2004.  The increase is due to increased debt balances owed to Spescom Ltd. and higher outstanding dividends payable to Spescom Ltd. UK.

Preferred Dividends

The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Cumulative preferred dividends earned for the three and nine months ended June 30, 2005 were $66,000 and $235,000.  Unpaid dividends accrue interest at the rate of 8% per annum.  As of June 30, 2005, unpaid dividends and accrued interest amounted to $463,000 and $29,000, respectively.

The outstanding Series G Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of Series G Stock outstanding as of the first day of each such month.  For the nine months ended June 30, 2005, the Company issued 82,050 shares of common stock with a value of $37,000 as a dividend on the Series G Stock.  In connection with the Series G Stock financing, the Company recorded a beneficial conversion of $2,200,000 as a deemed dividend for the nine months ended June 30, 2005.  The dividend for the Series G Stock is only payable until the registration statement for the common stock underlying the Series G Stock is declared effective by the Securities and Exchange Commission (“SEC”).  On March 22, 2005 the SEC declared the registration statement effective.  Thus the Series G Stock is no longer entitled to dividends.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, our principal sources of liquidity consisted of $310,000 of cash and cash equivalents compared to $109,000 at September 30, 2004.  Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors.

The Company has received loans from Spescom Ltd. in the past to meet its obligations.  The outstanding balance of our demand notes owed to Spescom Ltd. including interest was $610,000 at June 30, 2005 as compared to $557,000 at September 30, 2004.  Spescom Ltd. has agreed not to call the notes prior to October 1, 2005.  The Company has not received any further extension on the notes.  There can be no assurance that Spescom Ltd. will extend the notes or that the terms of such an extension will be acceptable to the Company.

We used cash in operating activities of $1,112,000 during the nine months ended June 30, 2005 primarily related to a net loss during that period of $1,980,000 which was offset by increases in deferred revenue, accounts receivable, other assets and unpaid interest on notes payable of $495,000, $187,000, $108,000 and $109,000, respectively.

Our investing activities used $442,000 during the nine months ended June 30, 2005 primarily relating to the capitalization of internal development costs.  In addition the Company acquired $60,000 of equipment and software through capital asset purchases in the nine months ended June 30, 2005.

Financing activities provided cash of $1.8 million for the nine months ended June 30, 2005 primarily from the issuance of preferred stock through a private placement on November 5, 2004.  The Company has used the funds from this private placement to expand its sales and marketing efforts and improve its liquidity.  In connection with the private placement, the Company issued 2,200 shares of Series G Convertible Preferred Stock, and warrants, expiring November 5, 2007, to purchase 2,750,000 shares of common stock at $0.44 per share.  The preferred stock is convertible into up to 7,333,334 shares of common stock.  The net proceeds from the private placement totaled $1,738,000.

For the three and nine months ended June 30, 2005 the Company has incurred net losses of $868,000 and $1,980,000.  The Company has responded to the losses and corresponding use of cash by cutting certain costs in development and administration.  However, even with these cost reductions, the Company’s future liquidity depends on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured. Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  The Company on a quarterly basis requires approximately $2.2 million in order to fund its ongoing operations.  The Company believes that it can generate sufficient revenues to support its requirements and from July 1, 2005 to the date of this filing the Company has secured total orders of $906,000.  The Company’s financial position can be a factor in attracting new customers.  In an effort to strengthen the Company’s financial condition and provide capital for expanding marketing and sales capabilities, the Company will continue to explore additional equity or debt financing from third parties.  There can be no assurance that additional financing will be available or that the terms of such financing will be acceptable to the Company.  The Company may not be able to obtain sufficient orders to enable the Company to achieve a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at June 30, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
		Less than 1
	Total	year	1 - 3 Years	Over 5 Years
Notes and Accounts Payable to Spescom	$709,000	$709,000	$—	$—
Lease commitments - Operating leases	927,000	61,000	756,000	110,000
Lease commitments - Capital leases	120,000	12,000	108,000	—
Total	$1,756,000	$782,000	$864,000	$110,000

Off-Balance Sheet Arrangements

At June 30, 2005 and September 30, 2004, we did not have any other relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk.  The Company’s investments included money market accounts as of June 30, 2005.

Foreign Currency Exchange Risk

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. For the three months ended June 30, 2005, revenues recorded in the United States were 55% of total revenues, and revenues from Europe and other locations were 45% of total revenues as compared to 27% and 73% for the same period a year ago.

For the nine months ended June 30, 2005, revenues recorded in the United States were 51% of total revenues, and revenues from Europe and other locations were 49% of total revenues as compared to 50% and 50% for the same period a year ago.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.  The decreased revenue in fiscal 2005 was worsened by a foreign currency loss of $119,000 due to a weakened dollar value compared to the pound sterling.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, we have concluded that as of June 30, 2005, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC’s rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

ITEM 6 — EXHIBITS

Exhibits

(a)	Exhibiits

31.1	Section 302 Certification by Carl Mostert, Chief Executive Officer

31.2	Section 302 Certification by John W. Low, Chief Financial Officer

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We furnished to the SEC reports on Form 8-K on August 15, 2005.  The Form 8-K was for the purpose of announcing the resignation of Carl H. Mostert, the Company’s Chief Executive Officer effective August 8, 2005 and the appointment of Keith Stentiford as interim Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2005	SPESCOM SOFTWARE INC.

/s/ Carl Mostert
Carl Mostert
Director and Chief Executive Officer (Principal Executive Officer)

/s/ John W. Low
John W. Low
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)