Form 10-K
period 2005-09-30
SPESCOM SOFTWARE INC
filed 2006-01-04
CIK 813747

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15935

SPESCOM SOFTWARE INC.

(Exact name of registrant as specified in its charter)

California	95-3634089
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

10052 Mesa Ridge Court, Suite 100
San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 625-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Name of each exchange on
Title of each class	which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity on March 31,2005, (the last business day of the Registrant’s most recently completed second fiscal quarter) held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $8,402,035.

The number of shares outstanding of the Registrant’s Common Stock at the close of business on December 29, 2005 was 36,818,528.

*                Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement relating to its 2006 Annual Shareholders Meeting are incorporated by reference into – Part III hereof.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under the heading “Risk Factors” and elsewhere in, or incorporated by reference into, this report. Other risks and uncertainties include such factors, among others, as market acceptance and market demand for the Company’s (as defined below) technologies and services, pricing, the changing regulatory environment, the effect of the Company’s accounting policies, potential seasonality, industry trends, adequacy of the Company’s financial resources to execute its business plan, the Company’s ability to attract, retain and motivate key technical, marketing and management personnel, possible disruption in commercial activities occasioned by terrorist activity and armed conflict, and other risk factors detailed in the Company’s other SEC filings.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “ believe, “ “ anticipate, “ “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.  These statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly release the result of any revisions to any forward-looking statement, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  You are cautioned not to place undue reliance on any forward-looking statements.

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

The Company develops, markets and supports eB, its integrated suite of collaborative document, configuration and records management software solutions. The eB suite enables organizations in a broad range of industries to create, capture, store, manage, share and distribute critical business information regarding their customers, products, assets and processes in an efficient manner.  The eB suite also enables them to maintain complete, up-to-date information about the configuration of their products, assets and infrastructures so that they can achieve operational excellence and compliance with regulatory requirements. eB provides the capabilities of an Enterprise Content Management (ECM)/Electronic Document Management (EDM) System, but extends these capabilities by also managing the “things’ that the content/documents relate to such as products, assets, functions, processes, requirements, projects, organizations, locations, work orders, etc. As a result, eB can be used to manage the lifecycle of physical items (e.g., products, equipment or assets), and the requirements (e.g., functional, safety, performance, environmental, etc.) that govern them. It enables intelligent relationships to be defined between these items thereby creating an interdependency model. As a result, the effects of any change on requirements, documents and items can be determined and change can be managed to effectively ensure information integrity. In particular, eB enables organizations with extensive and complex physical infrastructures to efficiently identify, classify, structure, link, and manage documents, physical items, and requirements throughout their lifecycles and ensure that conformance between these is maintained by means of an automated change process.

eB’s integration of document, configuration and records management functionality onto a single platform is a major differentiator and significant competitive advantage that allows the Company to address the information management needs of an enterprise in a more holistic manner than solutions provided by other vendors. In addition, eB provides interoperability and scalability across and beyond an enterprise, deployment over the web, and quick, cost-effective “out-of-the-box” implementation. Finally, the product’s full functionality is available via a set of application programming interfaces (“API’s”) that enable the rapid definition and deployment of customer specific solutions and integration with other business applications, including enterprise resource planning (“ERP”), maintenance management, and project management products.

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

As of September 30, 2005 Spescom Ltd. owned 51% of the outstanding shares of the Company on a fully diluted basis including the shares issuable upon conversion of the shares of the Company’s Series F Preferred Stock held by Spescom Ltd.

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

2004

In November 2003 the Company issued a note payable to Spescom UK with a principal balance of $600,000 which was repaid in full during fiscal 2004.

2005

In November 2004 the Company completed a financing arrangement whereby the Company issued 2,200 shares of Series G Convertible Preferred Stock along with 2,750,000 common stock warrants for gross proceeds of $2,200,000.  During fiscal 2005, 750 shares of this preferred stock was converted into 2,428,000 shares of common stock. Subsequent to the end of fiscal 2005, in October 2005 the Company completed the first closing of another financing whereby the Company issued 1,950 shares of Series H Convertible Preferred Stock in exchange for $500,000 and the remaining 1,450 shares of Series G Convertible Preferred Stock.  As a result of these financing activities,

Spescom Ltd.’s ownership of the Company on a fully diluted basis including the shares issuable upon conversion of the shares of the Company’s Series F Convertible Preferred Stock held by Spescom Ltd is now less than 50%.  Spescom Ltd., however, by virtue of its ownership of common stock and Series F Convertible Preferred Stock, is currently entitled to 56% of the total number of votes eligible to be cast in the election of directors.

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

Enterprise information can be broadly divided into two categories:

i)              Structured information stored in a database regarding, for example, customers, suppliers, products and transactions. This data is readily manipulated by a computer application to achieve a specified business objective, for example, general accounting, manufacturing planning, inventory control, purchasing, asset management, personnel management. Most enterprise software applications including for example, Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”), Supply Chain Management (“SCM”), and Product Lifecycle Management (“PLM”), solely use this category of information.

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

In recent years, enterprises have become keenly aware of the need to secure and protect their corporate information as its loss could threaten the ongoing operations of the business. The need to not only provide secured access to information but also implement effective disaster recovery plans is of utmost importance. Stringent regulatory requirements as a result of the Enron and other financial fiascos have also forced enterprise to re-examine and improve their information and records management policies and systems.

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

More recently EDMSs have evolved to Enterprise Content Management (ECM) systems that not only capture, manage and deliver document content but manage all types of content within an enterprise including email, web content, digital assets (video, voice, pictures) and forms.

A further category of software used to manage information about an enterprise’s products and/or assets includes Product Data Management (PDM), Product Lifecycle Management (PLM) and Enterprise Asset Management (EAM) applications. These applications typically enable all the component parts comprising a product or an asset/plant and all associated information to be identified, structured and managed throughout their lifecycles. PDM and PLM applications are mainly used to manage information regarding discrete products especially during the design and manufacturing phases. EAM applications typically are used to maintain a complex asset/plant throughout its operational life cycle.

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

The combined document and configuration management capabilities of the Company’s eB software suite enables it to provide full IDM functionality together with PDM functionality at price points that satisfy a broad range of user needs. It enables the management of all unstructured information (documents/content) as well as structured information (product/asset/process) on a single platform, thereby enabling change to be managed across both environments.

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

The eB Solution

The Company’s eB suite is a set of software technologies that support, improve and enable collaboration among legacy enterprise solutions, and enables the efficient capture, management and distribution of all types of information across an enterprise. This integrated document, configuration and records management suite breaks down information barriers inherent to enterprise solutions and provides users with:

1.             Rapid access to information

•              Provides availability of information from existing enterprise solutions

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

eB provides a collaborative environment for managing both unstructured and structured enterprise information. In addition, it not only provides a hub to connect other applications to each, but also identifies and controls key information with the goal of ensuring its integrity.

eB enables documents/content, as well as physical items (products, equipment or assets) and requirements (e.g., functional, safety, environmental) to be identified, classified, structured, linked and managed throughout their life-cycles. It is designed to ensure that conformance between these is maintained by means of an automated change process.

It provides the capabilities of a document management suite but goes beyond this by also providing the capability to manage items and link documents to items and requirements. It then applies industry standard configuration management rules to control the effects of change on both documents and items in order to achieve information integrity.

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

Strategy

Business Model

The Company is building its business strategies around two core strengths:

•      First, the Company’s software and related services solve critical and recurring problems for companies operating in complex, asset-intensive industries.

•      Second, the Company’s software solutions have clear and significant architectural advantages that enable the Company to offer high value solutions to the Company’s users as well as distinguish itself from its competitors.

To capitalize on these strengths, the Company has instituted the strategic initiatives listed below.  We believe that these initiatives will enhance the Company’s ability to achieve a defensible, leading market position within its growing market niche.

Strategic Initiatives

•        Continue to Develop and Position eB as a Critical but Complementary Enterprise Platform. Rather than position and market eB as a stand-alone, mutually exclusive enterprise suite, the Company will continue to promote eB as an essential, high value, high functionality niche platform that complements, rather than supplants, existing/legacy solutions. By positioning eB in this less threatening manner, the Company not only minimizes repetitive and costly “head-to-head” evaluations with competitors having significantly greater resources, but also enables the conversion of its “competitors” into “partners”.

•        Continue Investment in the Company’s Direct Sales Force. The Company currently employs a dual sales model comprised of both a direct sales force and select partners and re-sellers. Vertical markets targeted by the Company’s direct sales force are those: 1) in which the Company has market domain expertise, and 2) that have a limited number of end-user customers that can be effectively penetrated and profitably served by its relatively small sales force. The direct sales force will focus on core market verticals where we can leverage our vertical expertise.

•        Form product strategic partnering agreements to be able to provide more enhanced solutions.  Integration/interconnection with already established software market leaders.

•                        Enter New Markets Through Increased Investment in and Expansion of Strategic Partnerships. To expand into new markets, the Company seeks to increase its key strategic relationships with dominant players in market verticals,, system integrators and channel partners having significantly greater resources and immediate access to customers. Because of the Company’s positioning of eB as a complementary rather than replacement or standalone solution, the Company is well positioned to create win-win relationships with its direct/indirect competitors. Ultimately, the end-users benefit with higher value solutions that truly address their critical information requirements. Properly implemented, we believe this strategy affords the Company new, relatively immediate, incremental, high margin revenues with substantially reduced investment. However, for this strategy to be successful, the Company must allocate resources for the additional demands placed on the Company. In particular, the Company must invest in: 1) product development to assure eB integrates easily with those of the expanding partner network, and 2) sales, marketing and customer support resources to train, coordinate, and support a growing partnership network and base of end-users.

•      Outsource Non-Core Operations.  The Company plans to continue its program of outsourcing non-core service functions. Services presently outsourced include on-site implementation and integration using partners in selected regions and markets. The Company plans to expand these functions to include other regions and markets.. Through careful partner and supplier selection and program coordination, monitoring and implementation, the Company is better positioned to:

i)       Allocate its resources to its critical, core functions,

ii)      Focus on the delivery of higher margin services and products such as system design services and solution products, and

iii)     Leverage these partners market position, thus providing increase sales opportunity and customer penetration.

•        Opportunistic Investing in Technology. It is the Company’s intention to continue to efficiently execute its plan for organic growth through fiscal 2006. However, the Company believes that it may benefit greatly from opportunistic investments that extend eB’s integrated functionality.  The Company believes that opportunities for technology acquisitions may speed its software development and improve its strategic market positioning.

•        Increase Company’s Market Presence. The Company plans to increase the awareness and credibility of the Company and the eB suite within its vertical markets, with its partners, and within the investment and technology analyst communities. To heighten the profile of the Company in its customer markets, the Company has engaged its  “Strategic Customer Focus Program” and has plans to engage technology analysts including Gartner and Doculabs to prepare industry reports which provide data on the Company’s position in the market, establish validity of new markets and analyze the Company’s solutions vis-à-vis its competitors. In addition, the Company plans to increase its attendance and participation in industry conferences, trade shows and seminars.

•        Grow revenues by:

i)          Leveraging senior business development executives with extensive market contacts within each of the Company’s targeted vertical markets in the US and UK/Europe. In addition, the Company plans to allocate additional resources to support these key persons with adequate staffs and budgets to leverage their effect in the market.

ii)         Leveraging existing user groups to increase the number of licensed seats and/or number of software modules. This is intended to not only increase software sales but also enhance the recurring revenue stream the Company realizes from annual software maintenance contracts.  In addition, the Company will target conversion of legacy Altris software seats into eB.

iii)        Applying resources to expand horizontally or vertically to new user groups, departments or subsidiaries within existing markets

iv)       Leverage partnerships into new markets

Customers

The Company is primarily active in markets characterized by customers that have extensive assets and infrastructures that need to be managed throughout their life cycles. The target markets specifically include:

•              Utilities (power, water and gas)

•              Transportation (air, rail and sea)

•              Public Sector/Local Government

Enterprises within these markets are highly regulated and operate extensive and complex assets and infrastructures that form the foundation for the products and services they provide to their customers and for generating revenues. For example, rail transportation companies operate a complex rail network including tracks, signaling, electrification, etc. and utilities or public sector enterprises operate power, water or gas distribution networks.

The following are examples of customers who are using the Company’s products:

 Utilities. Within the utilities industry, countless documents relating to plant management, facility maintenance and support, transmittal processing and tracking and statutory compliance must be current and readily available at all times. Furthermore, with pending deregulation, utilities are under increasing pressure to minimize their costs. The Company has installed information management solutions at utilities around the world and today provides the core Configuration Management product of numerous utilities and has dominated certain applications functions.

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

A small number of customers has typically accounted for a large percentage of the Company’s annual revenues.  In fiscal 2005 Network Rail accounted for 16% of revenues.  In fiscal 2004 Network Rail and Constellation Energy Group accounted for 23% and 15%, respectively of revenues while Network Rail accounted for 19% of revenue for fiscal 2003. The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

For this reason alternatives “to market avenues” are being pursued with strategic partners.  It is a defined objective of the Company to substantially grow our partnering relationships in markets where we are not directly active.

Sales and Marketing

Direct sales

The Company focuses its direct sales force on select vertical markets with compelling business needs for the Company’s information management solutions. The Company has established a strong market presence in those chosen verticals both domestically and internationally. The Company’s strategy is to continue its direct sales and marketing to increase its market penetration in these verticals. As of September 30, 2005, the Company’s sales and marketing organization consisted of 11 employees, 8 based in the U.S. and 3 based in the UK. The Company’s field sales force regularly conducts presentations and demonstrations of the Company’s suite of products to management and users at customer sites as part of the direct sales effort. Sales cycles for the Company’s products generally last from six to twelve months.

Indirect distribution channels

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company.  Sales through indirect channels amounted to $507,000 or 9%, $471,000 or 5% and $214,000 or 3% of total sales for fiscal years 2005, 2004 and 2003.

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

The Company is seeking to establish and/or expand its relationships with vendors that supply complimentary technologies, including EAM vendors such as Indus and MRO/Maximo, ECM vendors such as EMC (formerly Documentum), GIS vendors such as ESRI and CAD vendors such as AutoDesk and Bentley as well as large multinationals such as Siemens.

Customers, VARs, systems integrators and OEMs may not continue to purchase the Company’s products. The failure by the Company to maintain its existing relationships, or to establish new relationships in the future, could have a material adverse effect on the Company’s business, results of operations and financial condition.

Services and Support

The Company believes that a high level of services and support are critical to its performance. As a result, the Company maintains a telephone hotline service to provide technical assistance and software support directly to its end-users on an as-needed basis. The Company also provides technical support, maintenance, training and consulting to its VARs, systems integrators and OEMs, which in turn provide technical support services directly to end-users. These services are designed to increase end-user satisfaction, provide feedback to the Company as to end-users’ demands and requirements and generate recurring revenue. The Company provides much of its maintenance activities through its eSupport website which enables customers and partners to obtain support on a self-service basis. The Company plans to continue to expand its support programs as the depth and breadth of the products offered by the Company increase.

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

The Company intends to continue to extend its position as a technology leader in developing and marketing integrated document, configuration and records management solutions. The Company intends to do this by continuing to enhance the features and functionality of its eB product suite using industry best practices, customer input and feedback and current technologies, including tools to allow users to tailor the look and feel of the product, administrative tools to enable systems operators to easily setup and make changes to the system and add tighter integration with other third party enterprise products. Through this enhanced functionality and integration the Company’s products can provide even faster deployment and greater management control of enterprise information. The Company also plans to introduce new products and product extensions which are complementary to its existing suite of products and which address both existing and emerging market needs.

During 2005, the Company released a major update to eB 14 which is the Company’s flagship platform based on the Microsoft .NET architecture. This platform has over two years of proven production use in high-volume / high-usage environments. Existing customers continue to migrate to eB Version 14, generating service revenue and new license opportunities.  The Company expects that the migration of existing customers will take place over the next 12 to 24 months.  In 2005, the eB product was certified by the Institute of Configuration Management, to be compliant with their CMII standard. The Company will continue to enhance its records management capabilities to fully comply with Department of Defense records management standard 5015.2. The Company is developing specific applications for the vertical markets on which the Company has focused, providing additional license and services revenue from existing customers, as well as new marketing and sales opportunities into the selected vertical markets. During 2005, the Company obtained Gold Partner status from Microsoft and is participating in Microsoft beta and new product launch programs, which allows the Company to properly plan for support of the latest and soon to be released computing environments.

Backlog and Current Contracts

The Company’s contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At September 30, 2005, the Company’s contract backlog was $4,355,000, as compared to $2,599,000 at September 30, 2004. The Company expects a majority of the September 30, 2005 backlog to be substantially completed in fiscal 2006. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company’s backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

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

Employees

As of September 30, 2005, the Company had 38 full-time employees, of whom 7 were engaged in product development, 16 in customer support, implementation and application engineering activities, 11 in sales and marketing and 4 in administration. The Company also utilizes consultants for specific projects. None of the Company’s employees is represented by a labor union. The Company has not experienced work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense and the Company expects that such competition will continue for the foreseeable future. The Company has an incentive stock option plan for granting options to employees as a means of attracting and keeping key individuals. The Company believes that its future success will depend, in large measure, on its ability to continue to attract, hire and retain qualified employees and consultants.

ITEM 1A. RISK FACTORS

Because of the following factors, as well as other variables affecting our operating results and financial condition, past performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

The Company has a history of significant losses.  If we do not sustain profitability, our financial condition and stock price could suffer.

The Company has a history of losses and may incur losses in the foreseeable future.  We incurred net losses of $6,049,000, $223,000 and $3,004,000 for the fiscal 2005, 2004 and 2003, respectively.  As of September 30, 2005, our accumulated deficit was $90,291,000.  If revenues do not reach the levels the Company anticipates, or if operating expenses exceed the Company’s expectations, the Company may not be able to achieve or sustain profitability in the near future or at all.   If the Company is unable to achieve and sustain profitability at satisfactory levels, its financial condition and stock price could be materially adversely affected.

The Company will be controlled by Spescom Ltd. and its subsidiaries as long as they are entitled to a majority of the votes eligible to be cast in the election of directors.

As of January 4, 2005, Spescom Ltd. (together with its subsidiaries), by virtue of its ownership of common stock and Series F Preferred Stock, was entitled to 27,408,249, or 56%, of the total number of votes eligible to be cast in the election of directors.  Spescom Ltd. therefore currently has the ability to elect the Company’s entire board of directors.  Moreover, even if the above-referenced percentage were to drop below 50%, it is likely that Spescom Ltd. would have sufficient votes to retain control of the Company.  As a result, Spescom Ltd. will likely continue to control all matters affecting the Company, including, but not limited to:

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

Notwithstanding the foregoing discussion, if certain affiliates of M.A.G. Capital, LLC become entitled to elect a majority of the authorized directors, as discussed below, Spescom Ltd. would cease to control the Company.  Spescom Ltd., however, would continue to exert significant influence over matters other than the election of directors for which shareholder approval is required under applicable law, such as certain types of mergers and other business combinations.

One or more affiliates of M.A.G. Capital, LLC, as holders of Series H Convertible Preferred Stock, may become entitled to elect a majority of the Board of Directors if certain corporate transactions do not occur on or before April 30, 2006.

Under the Certificate of Determination for the Series H Convertible Preferred Stock,  if the Company has not entered into a binding agreement to consummate a consolidation, merger, or certain other corporate transactions meeting certain requirements on or before April 30, 2006, the holders of Series H Preferred Stock may, by a two-thirds vote not later than June 30, 2006, elect to have all of the outstanding Series H Preferred Stock redeemed by the Company at an amount equal to $1,000 per share plus all declared but unpaid dividends.  If such election is made and the Company does not have sufficient funds to carry out the redemption, the holders of Series H Preferred Stock as a class will be entitled to elect a majority of the authorized directors of the Company.

There are currently 1,950 shares of Series H Preferred Stock outstanding, all held by Monarch Pointe Fund, Ltd. (“Monarch”), an affiliate of M.A.G. Capital, LLC (“MAG”).  Under the terms of the Series H Preferred Stock private placement, the Company has agreed to sell 500 additional shares of Series H Preferred Stock to one or more of Monarch, Mercator Momentum Fund, L.P., or Momentum Fund III, L.P., each an affiliate of MAG, at a second closing to occur on or before January 20, 2006.  In the event that a corporate transaction of the variety discussed in the preceding paragraph does not occur on or before April 30, 2006 and an election for redemption by the holders of Series H Preferred Stock is made, the redemption price is anticipated to be $1,950,000 or $2,450,000, depending on whether an additional 500 shares have been issued in the prospective second closing, plus all declared but unpaid dividends.  In the event of such an election, unless the Company is able to raise additional debt or equity funds, the Company anticipates that it would not have sufficient funds to carry out the redemption.  If the Company were able to raise additional funds, it is likely that existing shareholders would suffer additional substantial dilution.  If the election to redeem the Series H Preferred Stock is made and the Company is unable to pay the redemption price, those MAG affiliates holding Series H Preferred Stock would become entitled to elect a majority of the authorized directors of the Company.  In this event, those entities, through their majority control of the Board of Directors, would be able to control or (with respect to matters requiring shareholder approval) exert significant influence over all matters affecting the Company, including:

•              any determination with respect to the Company’s business direction and policies, including the appointment and removal of officers;

•              the allocation of business opportunities that may be suitable for the Company and Spescom Ltd.;

•              any determinations with respect to mergers or other business combinations or extraordinary transactions;

•              the Company’s acquisition or disposition of assets; and

•              the Company’s financing.

The Company has borrowed funds from Spescom Ltd., which debts are secured by all of the Company’s assets, and the Company may become insolvent if repayment of such debt is due prior to the Company’s ability to obtain funds to repay such debt or if the Company fails to restructure such debt.

At September 30, 2005, the Company owed, including accrued but unpaid interest, an aggregate amount of $615,000 to Spescom Ltd.  Interest accrues on such debt at an annual interest rate of 10%, and such debt is secured by a security interest in favor of Spescom Ltd. on all of the Company’s assets.  Spescom Ltd. has agreed to extend the maturity date on such debt until October 1, 2006. In addition the Company owes Spescom Ltd. $302,000 relating to certain marketing research and analysis that Spescom Ltd. performed on behalf of the Company. The obligation accrues interest at 11% per annum.   Spescom Ltd. has agreed to forego payment on the $302,000 until October 1, 2006.  If the Company is unable to generate sufficient cash flow from its operations, secure funds from the capital markets or lenders or restructure its debt to Spescom Ltd., the Company will become insolvent.

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

A small number of customers has typically accounted, and will continue in the future to account, for a large percentage of the Company’s annual revenues.  Network Rail accounted 16% of the Company’s revenues in fiscal 2005.  Network Rail and Constellation Energy Group accounted for 23% and 15%, respectively of revenues for fiscal 2004 while Network Rail accounted for 19% of revenue for fiscal 2003. Because of the Company’s reliance on sales to relatively few customers, the loss of any sale could have a material adverse effect on the results of its operations on any given quarter.  Additionally, a significant portion of the Company’s revenues has historically been, and is expected in the future to be, derived from the sale of systems to new customers.  The Company generally incurs significant marketing and sales expense prior to entering into a contract with a new customer that generates revenues.  The length of time it takes to establish a new customer relationship typically ranges from 6 to 12 months.  As such, the Company may incur significant expenses associated with its sales efforts directed to prospective customers in any particular period before any associated revenues stream begins.  If the Company is not successful at obtaining significant new customers or if a small number of customers cancel or delay their orders for its products, then its business and its prospects could be harmed which may cause the price of the Company’s common stock to decline.

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

Conversion of the Company’s preferred stock will result in significant dilution to existing shareholders.

In October 2005 the Company completed the first closing of a private placement to issue, in addition to certain warrants, a new Series H Convertible Preferred Stock which upon conversion into common stock will result in substantial dilution to common shareholders.   Additional Series H Preferred Stock and warrants may be issued at second closing which is anticipated to occur in January 2006.  The number of shares of the Company’s common stock into which shares of Series H Preferred Stock may be converted varies based on a volume-weighted measure of the market price of the common stock and based on the trailing revenues of the last four fiscal quarters reported by the Company. The shares of preferred stock issued at the first closing and the shares subject to issuance at the second closing are convertible into no fewer than 4,875,000 and 1,250,000 common shares, respectively and into no more than 26,896,552 and 6,896,552 common shares, respectively if the Company’s trailing revenues of the last four fiscal quarters were to be less than $5 million.

On September 30, 2003, the Company issued 5,291 shares of Series F Preferred Stock with a stated value of $1,000 per share in consideration of the cancellation of $5,291,000 of its debt owed to Spescom Ltd. and its subsidiary.  The Series F Preferred Stock is convertible into the Company’s common stock at a stated conversion price of $0.45 per share, subject to certain adjustments to prevent dilution, representing a total of 11,757,778 shares of the Company’s common stock.  Such conversion may occur at the option of the holder until September 30, 2008.  On that date, any outstanding Series F Preferred Stock not previously converted will be converted automatically.  Conversion of the Series F Preferred Stock will result in substantial dilution to common shareholders.

Future sales of common stock by the Company’s shareholders, including investors in future offerings and Spescom Ltd., could adversely affect the Company’s stock price.

As part of the Series H Convertible Preferred Stock private placement completed in October 2005, the Company agreed to file a registration statement for the common stock of the Company issuable upon conversion of such preferred stock.  Any sales of these shares of common stock or shares of the Company’s common stock issued in any future offering could cause a decline in the price of the Company’s stock.  In addition, Spescom Ltd. holds 27,408,249 shares of the Company’s common stock on a fully diluted basis as of September 30, 2005, and if it sells its shares of the Company from time to time in the future, the Company’s stock price may be adversely affected.  Spescom Ltd. also has certain demand and piggyback registration rights relating to 11,757,778 of theses shares.

The exercise of outstanding options and warrants would result in dilution of the Company’s stock.

As of September 30, 2005, the Company had outstanding stock options to purchase approximately 4,856,000 shares of common stock and warrants to purchase approximately 5,492,502 shares of common stock.   If all or a significant number of the options are exercised, shareholders could suffer significant dilution.

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

Beginning in fiscal 2006 under SFAS 123R the Company will begin recording compensation expense in connection with the incentive stock options provided to its employees and directors which may have a significant negative impact on future operating results.

In December 2004, the FASB issued SFAS 123R which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future, the market value of the Company’s common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, the Company’s stock price, volatility, and employee stock option exercise behaviors and the related tax impact.  However, the expense recorded in future periods may significantly impact future earnings of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s headquarters are located in San Diego, California. The Company leases 12,192 square feet of a 40,000 square foot building in San Diego. The lease, which commenced September 1, 2003 and terminates on August 31, 2009, carries a monthly rent starting at $18,898 in year one, increasing 3% each year to $21,908 in year six.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company trades on the OTC Bulletin Board under the symbol “SPCO.OB” The following table shows, for the calendar quarters indicated, the high and low bid prices of the Common Stock.  These high and low bid prices from over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended September 30, 2005
First Quarter	$0.55	$0.31
Second Quarter	0.68	0.30
Third Quarter	0.50	0.21
Fourth Quarter	0.36	0.16
Year Ended September 30, 2004
First Quarter	$0.73	$0.40
Second Quarter	0.72	0.41
Third Quarter	0.56	0.42
Fourth Quarter	0.45	0.30

On September 30, 2005, there were approximately 900 holders of record of the Company’s Common Stock and the last sale price of the Common Stock as reported on the OTC Bulletin Board on September 30, 2005 was $0.18 per share.

The Company has never paid a dividend on its Common Stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company’s business. Consequently, the Company does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans as of September 30, 2005.  The table includes the 1996 Stock Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	4,856,000		$0.30	2,219,962
Equity compensation plans not approved by security holders	3,500,000	(1)(2)	$0.27	—
Total	8,356,000		$0.29	2,219,962

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

(2)           Of these option shares 1,000,000 shares were granted in 2004 under a warrant to public relations firm.  The exercise price under the warrant is $0.40 per share.  The warrant expires on November 3, 2007. The warrants vest and become exercisable as follows:  (i) 500,000 warrants vest on the date that the average of the last sale price of the Company’s stock on the OTC Bulletin Board for the ten trading days immediately preceding such date (the “Market Price”) exceeds $0.60 per share, (ii) 250,000 warrants vest on the date that the Market Price exceeds $0.70 per share, and (iii) the remaining 250,000 warrants vest and become exercisable on the date that the Market Price exceeds $0.80 per share.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company. The financial data for each of the years ended September 30, 2005, 2004, 2003, 2002 and 2001 have been derived from the audited Consolidated Financial Statements.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years ended September 30,
	2005	2004	2003	2002	2001
	(In thousands except per share data)
Consolidated Statement of Operations Data
Revenues
Licenses	$737	$3,897	$2,053	$1,958	$4,806
Services and other	5,088	5,105	5,309	5,012	6,352
Total revenues	5,825	9,002	7,362	6,970	11,158

Cost of revenues
Licenses	206	260	690	2,041	1,371
Services and other	2,232	2,249	2,334	3,218	3,914
Total cost of revenues	2,438	2,509	3,024	5,259	5,285

Gross profit	3,387	6,493	4,338	1,711	5,873

Operating expenses:
Research and development	852	1,393	1,494	1,828	1,963
Marketing and sales	3,799	2,949	2,452	3,479	4,100
General and administrative	1,994	1,965	1,410	1,809	1,276
	6,645	6,307	5,356	7,116	7,339
Income (loss) from operations	(3,258)	186	(1,018)	(5,405)	(1,466)

Nonrecurring loss on conversion of debt to preferred stock	—	—	(1,499)	—	—
Interest and other income	1	13	4	7	182
Interest and other expense	(291)	(151)	(491)	(371)	(28)

Net income (loss)	(3,548)	48	(3,004)	(5,769)	(1,312)

Deemed preferred dividend	(2,200)	—	—	—	—
Cumulative preferred dividends	(301)	(271)	—	—	—
Net loss available to common shareholders	$(6,049)	$(223)	$(3,004)	$(5,769)	$(1,312)

Basic and diluted net loss per share	$(0.17)	$(0.01)	$(0.10)	$(0.19)	$(0.04)

Shares used in computing basic and diluted net loss per common share	34,941	34,016	31,100	30,842	30,792

	September 30,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data
Working deficit	$(4,659)	$(2,693)	$(3,880)	$(2,972)	$(2,468)
Total assets	1,645	1,430	1,230	2,508	4,256
Long-term obligations	976	601	566	4,891	1,377
Shareholders’ (deficit) equity	(4,960)	(3,136)	(4,141)	(7,145)	(1,295)

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

We develop, market and support eB, our integrated suite of collaborative document, configuration and records management software solutions. Our revenues in the fiscal year ended September 30, 2005 decreased by 35% from the prior fiscal year as we experience delays in customer license orders both from new customer and expansion of systems by existing customers.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training.  Of our total revenues in fiscal 2005, license revenues accounted for 13%, maintenance services revenues accounted for 52% and non-maintenance services represented 35%.

Many of our customers are located outside the United States, with foreign-originated revenues accounting for 49% and 46% of fiscal 2005 and 2004 revenues, respectively.  Revenue in fiscal 2005 reflected a foreign currency gain of $75,000 due to the declining value of the dollar during the year.

While revenues decreased, our cost of revenues declined by only 3% in fiscal 2005 compared to fiscal 2004, because the cost of services revenue remained relatively unchanged.   Our gross profit decreased from 72% to 58% of revenues in fiscal 2005 due to the decrease in high margin software sales.  Operating expenses increased by 5% primarily as a result of our decision to expand the Company’s marketing and sales efforts.

At September 30, 2005, our principal sources of liquidity consisted of $285,000 of cash and cash equivalents, compared to $109,000 at September 30, 2004.  On October 25, 2005, we completed a private placement of preferred stock which resulted in gross proceeds of $500,000.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-year period ended September 30, 2005, each year therein being referred to as fiscal 2005, fiscal 2004 and fiscal 2003.  Unless otherwise indicated, references to any year in this discussion refer to the applicable fiscal year ended September 30.  This discussion and analysis should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including but not limited to those set forth under the headings “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

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

Software Development Costs and Purchased Software

Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers.  In 2005, the Company capitalized $514,000 of internal software developments costs.  Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to four years.

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company retains no continuing obligations on sales to VARs.  Management believes that no significant concentrations of credit risk existed at September 30, 2005. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, the Company may be required to book additional bad debt expense which could have a material adverse effect on our business, results of operations and financial condition for the periods in which such additional expense occurs.

Results of Operations

The following table sets forth the percentage relationship to total revenues of items included in the Company’s Consolidated Statements of Operations for the years ended September 30, 2005, 2004 and 2003.

	2005	2004	2003
Revenues
Licenses	13%	43%	28%
Services and other	87%	57%	72%
Total revenues	100%	100%	100%

Cost of revenues
Licenses	4%	3%	9%
Services and other	38%	25%	32%
	42%	28%	41%

Gross profit	58%	72%	59%

Operating expenses:
Research and development	15%	15%	20%
Marketing and sales	65%	33%	33%
General and administrative	34%	22%	19%
	114%	70%	72%

Income (loss) from operations	(56)%	2%	(14%)

Nonrecurring loss on conversion of debt to preferred stock	—	—	(20%)
Interest and other income	—	—	—
Interest expense	(5)%	(1)%	(7)%

Net income (loss)	(61)%	1%	(41)%

Deemed preferred dividend	(38)%	—	—
Cumulative preferred dividends	(5)%	(3)%	—
Net loss available to common shareholders	(104)%	(2)%	(41)%

Revenues

Licenses Revenues

(in thousands)

	2005	Change	2004	Change	2003
License revenues	$737	(81)%	$3,897	90%	$2,053
Percentage of total revenues	13%		43%		28%

License revenues decreased by $3.2 million, or 81%, to $737,000 in fiscal 2005 from $3.9 million in fiscal 2004.  We believe that this decrease is due to delays in new customers ordering software and current customers expanding their existing systems.  We believe these delays were the result of customer concerns regarding budgets and availability of internal resources.  Fiscal 2004 benefited from three large license sales of which one was to an existing customer, Network Rail, for $1.5 million and two new customers, Constellation Energy Group for $750,000 and City of Las Vegas for $546,000.  These large license orders in fiscal 2004 also resulted in an increase of $1,844,000 or 89% in license revenues from $2.1 million to $3.9 million in fiscal 2004 as compared to fiscal 2003.

Despite the relatively weak license revenues in fiscal 2005, we believe that license revenues will increase as the Company’s customers move forward with license purchases that were delayed in fiscal 2005.  However, we expect license revenues will continue to fluctuate from quarter to quarter, based on the timing of customers orders due to the long sales cycle and changes in customers’ internal plans for the rollout of software licenses.  The length of time it takes to establish new customer relationships typically ranges from 6 to 12 months and as such the timing of sales can fluctuate significantly.

A small number of customers has typically accounted for a large percentage of the Company’s total annual revenues. Network Rail accounted for 16% of fiscal 2005 revenues while Network Rail and Constellation Energy Group accounted for 23% and 15%, respectively, of revenues for fiscal 2004. Network Rail accounted for 19% of revenue for fiscal 2003. The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.  In an effort to decrease the Company’s dependence on large license orders from individual customers, the Company is focusing on building its network of software resellers to increase its channels to market.  In fiscal 2005 revenue through resellers totaled $507,000 or 9% of total revenues versus $471,000 or 5% in fiscal 2004 and $214,000 or 3% in fiscal 2003.

Service and Other Revenues

(in thousands)

	2005	Change	2004	Change	2003
Service and other revenues	$5,088	—%	$5,105	(4)%	$5,309
Percentage of total revenues	87%		57%		72%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to design studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Service and other revenues were relatively unchanged from fiscal 2004 to fiscal 2005.  Non-maintenance services increased $122,000 while maintenance revenue decreased $139,000.   Non-maintenance services increased slightly as customers continued to utilize the Company’s resources to assist in implementing their systems in new business areas within their company and upgrading from older legacy systems to the current versions of eB.  The decrease in maintenance revenue is primarily the result of customers which had been acquired by another entity and therefore did not renew their maintenance.

For fiscal 2004 services and other revenues decreased $204,000 or 4% due a decrease in non-maintenance services of $375,000 which was partially offset by an increase in maintenance revenue of $179,000.  The decrease in non-maintenance service revenue in fiscal 2004 resulted from the fact that the Company had one large implementation service contract in fiscal 2004 as compared to two large implementation service contracts during fiscal 2003.  The increase in maintenance revenue is due to additional maintenance resulting from the increase in license sales in fiscal 2004 as compared with fiscal 2003.

We anticipate that service and other revenue will fluctuate primarily due to fluctuations in sales to new customers, which require more services that typically include a business process study, integration with other business systems and training.  In addition, we expect that service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of Licenses Revenues

(in thousands)

	2005	Change	2004	Change	2003
Cost of License Revenues	$206	(21)%	$260	(62)%	$690
Percentage of license revenues	28%		7%		34%

Cost of licenses revenues consists of costs associated with reselling third-party products and amortization of internal software development costs.

Cost of license revenues decreased in absolute dollars but increased as a percentage of license revenues in fiscal 2005 compared to fiscal 2004.  The $54,000, or 21% decrease was comprised of a $32,000 decrease in software amortization expense as a result of certain software having been fully amortized by fiscal 2005 and a $22,000 decrease in third party software costs due to fewer third party product sales in fiscal 2005 as compared to fiscal 2004.  Although license revenues decreased 81% in fiscal 2005, cost of license revenues decreased only 21% resulting in a reduction in gross profit percentage to 72% in fiscal 2005 from 93% the prior year. This decrease in gross profit percentage was due to the fact that sales of the Company’s proprietary software represented a lower percentage of total license revenues in fiscal 2005 as compared to fiscal 2004.

Cost of license revenues decreased in absolute dollars and as a percentage of license revenues in fiscal 2004 compared to fiscal 2003.  The $430,000, or 62% decrease was due to a decrease of $374,000 in amortization expense of capitalized software costs as a result of a majority of such costs being fully amortized by the end of fiscal 2003.  In addition, third party software costs decreased by $56,000 due to fewer sales of third-party products as a percentage of total sales in fiscal 2004.   The overall decrease in costs of license revenues and increase in license revenues resulted in an improvement in gross profit margin to 93% in fiscal 2004 as compared to 66% in fiscal 2003.

We expect the cost of license revenues to fluctuate based on customer requirements for third-party software products since these costs have the largest impact on cost of license revenues.  We expect the gross profit percentage from license revenues to improve as sales of the Company’s proprietary software are a greater portion of total license revenues in future years.

Cost of Services and Other Revenues

(in thousands)

	2005	Change	2004	Change	2003
Cost of services and other revenues	$2,232	(1)%	$2,249	(4)%	$2,334
Percentage of total revenues	38%		25%		32%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenues decreased $17,000, or 1%, in fiscal 2005 compared to fiscal 2004 which is expected based on the fact that services and other revenue was also relatively unchanged.  Our gross profit percentage on services and other revenues for fiscal 2005 and 2004 was 56%.

Cost of services and other revenue decreased $85,000, or 4%, in fiscal 2004 compared to fiscal 2003 primarily due to decreased third party service costs of $64,000 associated with a customer project recognized in fiscal 2003 to convert data to electronic form.  Gross profit from services and other revenue as a percentage of services and other revenues remained unchanged at 56% in fiscal 2004 as compared to fiscal 2003.

We expect the cost of service and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Operating Expenses

Research and Development

(in thousands)

	2005	Change	2004	Change	2003

Research and development expenses	$852	(39)%	$1,393	(7)%	$1,494
Percentage of total revenue	15%		15%		20%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses decreased by $541,000, or 39% from fiscal 2004 to fiscal 2005.  The decrease was due primarily to the capitalization of $514,000 in costs directly associated with the development of a new architecture for the eB platform.  The balance of the decrease related to the reduction in engineering personnel which was effective from June 2005.  As a percentage of total revenues research and development expense remained unchanged at 15%.

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

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to increase in absolute dollar amounts but remain relatively unchanged as a percentage of total revenue.  However, our ability to increase research and development spending may be adversely impacted by our limited cash flow and liquidity.

Marketing and Sales

(in thousands)

	2005	Change	2004	Change	2003
Marketing and sales expenses	$3,799	29%	$2,949	20%	$2,452
Percentage of total revenue	65%		33%		33%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses increased in absolute dollars and as a percentage of total revenue for fiscal 2005 compared to fiscal 2004.  The increase of $850,000, or 29% is due primarily to $452,000 for additional marketing and sales personnel, $263,000 in marketing research and analysis of the IT infrastructure and banking markets, and $247,000 in marketing costs primarily related to a public relations campaign, user conference, trade shows, and travel.  In September 2005, the Company determined that it did not have adequate resources to continue to pursue the IT infrastructure and banking markets.

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

We expect marketing and sales expense to decrease in absolute dollar amounts and as a percentage of total revenue in fiscal 2006.

General and Administrative

(in thousands)

	2005	Change	2004	Change	2003

General and administrative expenses	$1,994	1%	$1,965	39%	$1,410
Percentage of total revenue	34%		22%		19%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses remained relatively constant on an absolute dollar basis and increased as a percentage of total revenues for fiscal 2005 as compared to fiscal 2004.  Fiscal 2005 general and administrative expenses included $203,000 in restructuring expense relating to employee terminations, and $36,000 in the writedown of capitalized software development costs associated with the Company’s decision in September 2005 to no longer pursue the eB IT market.

The $555,000, or 39%, increase in fiscal 2004 compared to fiscal 2003 was due primarily to an increase in accounting and legal fees of $331,000 relating to a routine SEC review of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 and several registration filings.  In addition, the Company incurred additional expenses of $92,000 relating to a new public relations firm engaged in September, 2003, and increased costs of $30,000 associated with the annual shareholder meeting held in January 2004.

We expect that general and administrative expenses will fluctuate in absolute dollars based on the timing of accounting and legal matters such as the Company’s recent registration statement filings.

Interest and Other Income

Interest income consists primarily of interest earned on our cash and cash equivalents and gain on revaluation of derivatives.  Interest and other income decreased by $12,000 to $1,000 in fiscal 2005 from $13,000 in fiscal 2004 due primarily to fiscal 2004 including a gain of $6,000 on the revaluation of a derivative that was recognized as a liability in the consolidated balance sheet in fiscal 2003 but was converted into stock in the second quarter of fiscal 2004 (see Note 8 of Notes to Consolidated Financial Statements – September 30, 2005, 2004 and 2003).  The increase in interest and other income from fiscal 2003 to fiscal 2004 was due primarily to this same $6,000 gain.

Interest and Other Expense

Interest and other expense increased $140,000 from fiscal 2004 to fiscal 2005 due to expenses associated with the Company extending the life of certain warrants that were due to expire in August 2005 for a period of one year.  The expense was determined based on the value calculated using the Black-Scholes method. The decrease of $340,000 in interest expense in fiscal 2004 as compared to fiscal 2003 was due to lower debt balances as a result of the conversion of $5.3 million in debt to preferred stock in 2003.

Deemed Preferred Dividend

In November 2004, the Company completed a financing arrangement whereby the Company issued 2,200 shares of our Series G Convertible Preferred Stock (“Series G Preferred Stock”) along with 2,750,000 common stock warrants for gross proceeds of $2,200,000. In accordance with EITF 00-27 “ Application of issue No 98-5 to Certain Convertible Instruments,” the Company calculated using the Black –Scholes method the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $2,200,000.

Cumulative Preferred Dividends

The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Cumulative preferred dividends earned for fiscal 2005 and 2004 were $264,000 and $271,000, respectively.  Unpaid dividends accrue interest at the rate of 8% per annum.  As of September 30, 2005, unpaid dividends and accrued interest amounted to $529,000 and $39,000, respectively.

The outstanding Series G Preferred Stock was entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of shares of Series G Preferred Stock outstanding as of the first day of each such month until the common shares under the Series G Preferred Stock was registered.  Prior to the registration statement being declared effective in March 2005 by the Securities & Exchange Commission, the Company issued 82,050 shares of common stock with a value of $37,000 as a dividend on the Series G Preferred Stock.

Liquidity and Capital Resources

At September 30, 2005, our principal sources of liquidity consisted of $285,000 of cash and cash equivalents compared to $109,000 at September 30, 2004.  Our liquidity has been and could continue be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors.

The Company has received loans from Spescom Ltd. in the past to meet its obligations.  The outstanding balance of its demand notes owed to Spescom Ltd. including interest was $615,000 at September 30, 2005 as compared to $557,000 at September 30, 2004.  Spescom Ltd. has agreed not to call the notes prior to October 1, 2006.  In addition the Company has a payable of $302,000 relating primarily to marketing research and analysis that Spescom Ltd. performed on behalf of the Company.  Spescom Ltd. has agreed to forego payment for the services until after October 1, 2006.

Cash used in operating activities was $1,026,000 and $168,000 for the fiscal 2005 and 2004, respectively.  The $1,026,000 use of cash in operating activities was due to the substantial loss the Company incurred in fiscal 2005.  The operating loss was adjusted for non-cash activities of $734,000 comprised primarily of $84,000 in depreciation and amortization, $135,000 in unpaid interest on notes payable to Spescom Ltd., and $302,000 in deferred payment professional services performed by Spescom Ltd.  On an operating basis the Company also benefited from a $1,119,000 increase in deferred revenue due to customers participating in an incentive program for early annual maintenance renewal.   The $168,000 used in operations for fiscal 2004 was due to a decrease in operating assets and liabilities of $575,000 while adjustments for non-cash activities increased $359,000, offset by the Company’s net income of $48,000.

Cash used in investing activities was $567,000 and $32,000 for fiscal 2005 and 2004, respectively.  In fiscal 2005 the Company capitalized $514,000 in software development costs associated with its release of its eB product with a new architecture.

In fiscal 2005 cash provided by financing activities totaled $1,747,000 primarily generated from the Series G Convertible Preferred Stock private placement the Company completed in November 2004 which provided gross proceeds of $2,200,000.  Cash used in financing activities of $8,000 for fiscal 2004 was primarily for repayment of capital lease obligations.

On October 25, 2005, the Company entered into a definitive agreement relating to a private placement with Monarch Pointe Fund, Ltd. (“Monarch”) and M.A.G. Capital, LLC (“MAG”).  As further described below, the terms of the financing provide, subject to certain conditions, for the issuance by the Company at two closings of an aggregate of 2,450 shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and warrants to purchase an aggregate of 1,851,852 shares of common stock at $0.27 per share, at an aggregate purchase price of $1,000,000.

The first closing of the transaction took place on October 25, 2005.  At the first closing, the Company issued 1,950 shares of Series H Preferred Stock, and warrants, expiring October 25, 2008, to purchase 925,926 shares of common stock at $0.27 per share.  The preferred stock issued at the first closing is convertible into up to 26,896,552 shares of common stock.  In connection with the first closing, Monarch transferred 1,450 shares of the Company’s Series G Convertible Preferred Stock to the Company for cancellation.  The aggregate consideration paid by the investors for the preferred stock and warrants issued at the first closing was $500,000, in addition to the 1,450 shares of Series G Convertible Preferred Stock transferred by Monarch.   As part of the financing the Company has agreed to use commercially reasonable efforts to register by December 31, 2005 the common shares issuable under the Series H Preferred Stock and related warrants.

Under the terms of the financing, the second closing will occur no later than January 20, 2006, provided that the investors are not obligated to consummate the second closing unless certain conditions are satisfied.  The financing terms provide for the issuance by the Company at the second closing of 500 shares of Series H Preferred Stock and warrants, expiring on the third anniversary of the second closing, to purchase 925,926 shares of common stock at $0.27 per share.  The preferred stock subject to issuance at the second closing is convertible into up to 6,896,552 shares of common stock.  The financing terms provide that the investors participating in the second closing will be MAG and one or more of Monarch, Mercator Momentum Fund, L.P., or Momentum Fund III, L.P., as designated by MAG.  The aggregate purchase price of the preferred stock and warrants subject to issuance at the second closing is $500,000.

Under the Certificate of Determination for the Series H Preferred Stock,  if the Company has not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company (subject to certain exceptions), or disposition of all on substantially all of the assets of the Company, on or before April 30, 2006, the holders of Series H Preferred Stock may, by the vote not later than June 30, 2006 of at least two-thirds of the then-outstanding shares, elect to have all of the outstanding shares of Series H Preferred Stock redeemed by the Company.  Upon such election, the Company would be obligated to redeem the Series H Preferred Stock at an amount equal to $1,000 per share plus all declared but unpaid dividends.  In the event that the holders of Series H Preferred Stock exercise their redemption right but the Company does not have sufficient funds available to redeem the Series H Preferred Stock in accordance with applicable law, the holders of Series H Preferred Stock as a class will be entitled to elect the smallest number of directors of the Company constituting a majority of the authorized number of directors.

The Series H Preferred Stock shares issued at the first closing and those subject to issuance at the second closing are convertible into common stock at the conversion rate in effect at the time of conversion.  The conversion price per share of the Series H Preferred Stock is equal to 85% of the market price (the volume weighted average price of the Company’s common stock during the 5 immediately preceding trading days, subject to adjustment), provided that in no event shall the conversion price exceed a ceiling price of $0.40 per share (the “Ceiling Price”), or be less than a floor price which varies with the aggregate gross revenues of the Company during the last four fiscal quarters for which revenues have been reported by the Company prior to such time, but which will not be lower than $0.0725 per share and not higher than $0.16 per share.  The conversion price is subject to adjustment in the case of any stock split, combination, capital reorganization, reclassification, consolidation or merger, and certain dividends.  Subject to certain exceptions, the conversion price is also subject to weighted average anti-dilution adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price, exercise price or conversion price less than the conversion price then in effect.

The warrants issued in the first closing have a term of exercise beginning on October 25, 2005, and expiring October 25, 2008.  If the second closing takes place, the warrants issued therein will have a term of exercise beginning on the date of the second closing and expiring on the third anniversary of the second closing.  The number of shares issuable upon exercise and the per share exercise price of the warrants are subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification, consolidation or merger.

The Company believes its capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and third party products and receivables management.  The Company’s future liquidity will depend on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured.  Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  Management believes that the Company’s current cash and receivables, as well as additional cash provided by the financing described above and cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital for at least the period to September 30, 2006.  However, the Company may not be able to obtain sufficient orders to enable the Company to continue on a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.   Future equity financings, if available to the Company, would be dilutive to the existing holders of the Company’s common stock.  Future debt financings, if available to the Company, would likely involve restrictive covenants.

Net Operating Loss Tax Carryforwards

As of September 30, 2005, the Company had a net operating loss carryforward (“NOL”) for federal income tax purposes of $33,637,000, which expires over the years 2006 through 2023. The Company also had a NOL carryforward for state income tax purposes of $4,988,000, which expires over the years 2005 through 2011. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $274,000, which will substantially expire in the years 2006 through 2011. Under the Internal Revenue Code of 1986, as amended (the “Code”), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 20 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 20 years to offset future income taxes. As a result of the issuances of shares to Spescom Ltd. in the past, an additional ownership change occurred in April 2000. The Company’s ability to utilize the consolidated NOL in future years will be limited pursuant to Code Section 382. The annual limitation is approximately $1,159,000.

Off-Balance Sheet Arrangements

At September 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Foreign Currency

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. In fiscal 2005 and 2004, revenues recorded in the United States were 54% of total revenues, and revenues from Europe and other locations were 46% of total revenues for both years.  In fiscal 2003, revenues recorded in the United States were 58% of total revenues, and revenues from Europe and other locations were 42% of total revenues.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.   Revenue in fiscal 2005 was improved by a foreign currency gain of $75,000 due to a weakened dollar value compared to the pound sterling.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at September 30, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
		Less
		Than	1-3	3-5	Over 5
	Total	1 Year	Years	Years	Years
Notes and Accounts Payable to Spescom
Ltd.	$1,130,000	$213,000	$917,000	—	—
Lease commitments – Operating Leases	1,000,000	248,000	752,000	—	—
Lease commitments – Capital Leases	115,000	50,000	65,000	—	—
Total	$2,245,000	$511,000	$1,734,000	—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk.  As of September 30, 2005 and 2004 the Company did not have any investments in money market accounts.

Foreign Exchange Risk

Our revenue originating outside the United States was 49%, 48% and 42% for fiscal 2005, 2004 and 2003, respectively. International sales are made mostly from our foreign sales subsidiary in the United Kingdom.  The functional currency of the Company’s United Kingdom subsidiary is the pound sterling. Our subsidiary incurs and settles most of its expenses in its local currency.

The assets and liabilities of our subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in stockholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of September 30, 2005 and 2004
Consolidated Statements of Operations for the years ended September 30, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Deficit for the years ended September 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003
Notes to the Consolidated Financial Statements
Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Spescom Software Inc.

San Diego, California

We have audited the consolidated balance sheets of Spescom Software Inc., as of September 30, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the two years in the period ended September 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spescom Software Inc. as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

SINGER LEWAK GREENBAUM AND GOLDSTEIN LLP

Los Angeles, California

December 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Spescom Software Inc.

San Diego, California

We have audited the accompanying consolidated statements of operations, changes in shareholders’ deficit and cash flows of Spescom Software Inc. (formerly Altris Software, Inc.) for the year ended September 30, 2003.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Spescom Software Inc. and its consolidated cash flows for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Spescom Software Inc. (formerly Altris Software Inc.) for the year ended September 30, 2003. In our opinion, this Schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Irvine, California

October 24, 2003 (except Note 6 and Note 8, as to which the date is November 19, 2003)

SPESCOM SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$285,000	$109,000
Receivables, net	613,000	954,000
Other current assets	72,000	209,000
Total current assets	970,000	1,272,000

Property and equipment, net	168,000	131,000
Computer software, net	477,000	—
Other assets	30,000	27,000
Total assets	$1,645,000	$1,430,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$374,000	$440,000
Payable to Spescom Ltd.	213,000	90,000
Preferred stock dividend payable to Spescom Ltd.	568,000	271,000
Accrued liabilities	1,407,000	1,226,000
Lease obligations– current portion	41,000	19,000
Deferred revenue	3,026,000	1,919,000
Total current liabilities	5,629,000	3,965,000

Long-term payable to Spescom Ltd.	917,000	557,000
Lease obligations	59,000	44,000
Total liabilities	6,605,000	4,566,000

Shareholders’ deficit:
Convertible preferred stock, 243,239 remaining shares authorized
Series F - par value $1.00 per share; 5,291 shares authorized, issued and outstanding in 2005 and 2004	6,790,000	6,790,000
Series G - par value $0.01 per share; 1,670 remaining shares authorized; 1,450 shares issued and outstanding in 2005	1,450,000	—
Common stock, no par value, 100,000,000 shares authorized; 36,818,528 and 34,143,278 shares issued and outstanding in 2005 and 2004	75,938,000	74,726,000
Common stock warrants	1,506,000	278,000
Accumulated other comprehensive loss	(353,000)	(387,000)
Accumulated deficit	(90,291,000)	(84,543,000)
Total shareholders’ deficit	(4,960,000)	(3,136,000)

Total liabilities and shareholders’ deficit	$1,645,000	$1,430,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2005	2004	2003
Revenues:
Licenses	$737,000	$3,897,000	$2,053,000
Services and other	5,088,000	5,105,000	5,309,000
Total revenues	5,825,000	9,002,000	7,362,000

Cost of revenues:
Licenses	206,000	260,000	690,000
Services and other	2,232,000	2,249,000	2,334,000
Total cost of revenues	2,438,000	2,509,000	3,024,000

Gross profit	3,387,000	6,493,000	4,338,000

Operating expenses:
Research and development	852,000	1,393,000	1,494,000
Marketing and sales	3,799,000	2,949,000	2,452,000
General and administrative	1,994,000	1,965,000	1,410,000
	6,645,000	6,307,000	5,356,000

Income (loss) from operations	(3,258,000)	186,000	(1,018,000)

Nonrecurring loss on conversion of debt to preferred stock	—	—	(1,499,000)
Interest and other income	1,000	13,000	4,000
Interest and other expense	(291,000)	(151,000)	(491,000)
Net income (loss)	(3,548,000)	48,000	(3,004,000)

Deemed preferred dividend	(2,200,000)	—	—
Net income (loss) available after deemed preferred dividend	(5,748,000)	48,000	(3,004,000)

Cumulative preferred dividends	(301,000)	(271,000)	—
Net loss available to common shareholders	$(6,049,000)	$(223,000)	$(3,004,000)

Earnings per share:
Basic and diluted	$(0.17)	$(0.01)	$(0.10)
Weighted average shares outstanding:
Basic and diluted	34,941,000	34,016,000	31,100,000

Statement of Comprehensive Loss
Net income (loss)	$(3,548,000)	$48,000	$(3,004,000)
Other Comprehensive income (loss):
Foreign currency translation adjustment	34,000	(93,000)	(138,000)
Comprehensive loss	$(3,514,000)	$(45,000)	$(3,142,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years Ended September 30, 2005, 2004 and 2003

(In thousands except preferred share data )

						Accumulated
						Other
	Preferred Stock		Common Stock		Stock	Comprehensive	Accumulated		Comprehensive
	Share	Amount	Share	Amount	Warrants	Income	Deficit	Total	Loss
Balance at September 30, 2002			30,842	$74,465	$133	$(156)	$(81,587)	$(7,145)
Exercise of stock options			56	6	—	—	—	6
Proceeds from private placement			3,025	438	145	—	—	583
Reclass of equity instuments redeemable for common stock to current liablities (see Note 8)				(1,233)	—	—	—	(1,233)
Foreign currency translation adjustment			—	—	—	(138)	—	(138)	$(138)
Net loss			—	—	—	—	(3,004)	(3,004)	(3,004)
Total comprehensive loss			—	—	—	—	—	—	$(3,142)
Balance at September 30, 2003			33,922	73,676	278	(294)	(84,591)	(10,931)
Exercise of stock options			56	14	—	—	—	14
Reclassification of Preferred Stock (See Note 6)	5,291	$6,790	—	—	—	—	—	6,790
Reclass of equity instruments redeemable for common stock to current liablities (see Note 8)	—	—	—	1,226	—	—	—	1,266
Preferred Stock dividend	—	—	—	(264)	—	—	—	(264)
Common stock issued for services	—	—	165	74	—	—	—	74
Foreign currency translation adjustment	—	—	—	—	—	(93)	—	(93)	$(93)
Net income	—	—	—	—	—	—	48	48	48
Total comprehensive loss	—	—	—	—	—	—	—	—	$(45)
Balance at September 30, 2004	5,291	6,790	34,143	74,726	278	(387)	(84,543)	(3,136)
Exercise of stock options	—	—	74	10	—	—	—	10
Issuance of Series G Preferred Stock & Warrants (see Note 6)	2,200	2,200	—	552	1,197	—	(2,200)	1,749
Preferred Stock dividend Series F	—	—	—	(264)	—	—	—	(264)
Preferred Stock dividend Series G	—	—	82	—	—	—	—	—
Warrants issued for services	—	—	—	—	30	—	—	30
Expiration of warrants	—	—	—	133	(133)	—	—	—
Conversion of Series G Preferred Stock into Commn Stock	(750)	(750)	2,428	750	—	—	—	—
Warrants exercised	—	—	91	31	(13)	—	—	18
Extension of expiration date of warrants (see Note 7)	—	—	—	—	147	—	—	147
Foreign currency translation adjustment	—	—	—	—	—	34	—	34	$34
Net loss	—	—	—	—	—	—	(3,548)	(3,548)	(3,548)
Total comprehensive loss	—	—	—	—	—	—	—	—	$(3,514)
Balance at September 30, 2005	6,741	$8,240	36,818	$75,938	$1,506	$(353)	$(90,291)	$(4,960)

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(3,548,000)	$48,000	$(3,004,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,000	183,000	491,000
Unpaid interest on notes payable	135,000	108,000	453,000
Deferral of professional service charge from Spescom Ltd.	302,000	—	—
Nonrecurring loss on conversion of debt to preferred stock	—	—	1,499,000
Impairment of capitalized software	36,000	—	—
Extension of expiration date on warrants	147,000	—	—
Warrants issued to consultant	30,000	—	—
Common Stock issued to consultant	—	74,000	—
Gain on derivative revaluation	—	(6,000)	—
Changes in assets and liabilities:
Receivables, net	333,000	(518,000)	1,128,000
Other current assets	228,000	14,000	(263,000)
Accounts payable	(68,000)	30,000	(401,000)
Payable to Spescom Ltd.	20,000	—	—
Accrued liabilities	156,000	60,000	103,000
Deferred revenue	1,119,000	(161,000)	(238,000)
Net cash used in operating activities	(1,026,000)	(168,000)	(232,000)

Cash flows from investing activities:
Purchases of property and equipment	(14,000)	(22,000)	(31,000)
Capitalization of software development costs	(514,000)	—	—
Purchases of software	(39,000)	(10,000)	(12,000)
Net cash used in investing activities	(567,000)	(32,000)	(43,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,000	14,000	6,000
Proceeds from exercise of warrants	18,000	—	—
Proceeds from Spescom Ltd. loans	—	600,000	—
Repayment of Spescom Ltd. loans	—	(600,000)	—
Net proceeds from private placement of common stock	1,750,000	—	583,000
Payments on capital lease obligations	(31,000)	(22,000)	(15,000)
Net cash provided (used) by financing activities	1,747,000	(8,000)	574,000

Effect of exchange rate changes on cash	22,000	(16,000)	(53,000)

Net increase (decrease) in cash and cash equivalents	176,000	(224,000)	246,000
Cash and cash equivalents at beginning of period	109,000	333,000	87,000

Cash and cash equivalents at end of period	$285,000	$109,000	$333,000

*See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

Notes to Consolidated Financial Statements – September 30, 2005, 2004 and 2003

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

The Company considers many factors when applying U.S. generally accepted accounting principles related to revenue recognition.  These factors include, but are not limited to:

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2005 and 2004, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans, leases and lines of credit approximate their fair values based on current market rates of interest.

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

A small number of customers has typically accounted for a large percentage of the Company’s annual revenues. Network Rail accounted for 16% of revenues for fiscal 2005 while Network Rail and Constellation Energy Group accounted for 23% and 15%, respectively of revenues for fiscal 2004.  Network Rail accounted for 19% of revenues for fiscal 2003.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over useful lives of two to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Accumulated depreciation of property and equipment was $1,094,000 and $1,256,000 at September 30, 2005 and 2004 respectively.  The related depreciation expense was $57,000, $125,000 and $123,000 for the years ended September 30, 2005, 2004 and 2003 respectively.  Expenditures for ordinary repairs and maintenance are expensed as incurred while major additions and improvements are capitalized.

Software Development Costs and Purchased Software

Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers.  In 2005 the Company capitalized $514,000 of internal software developments costs.  Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $299,000 and $272,000 at September 30, 2005 and 2004, respectively. The related amortization expense was $27,000, $58,000, and $368,000 for the years ended September 30, 2005, 2004 and 2003, respectively.  In 2005, the Company determined that certain of its capitalized software development cost had been impaired in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  Based on the expectation that future net cash flows would be less than the carrying amount of the asset, the

Company wrote down the capitalized software by $36,000 to its net realizable value.  The associated expense is included in general and administrative expense for the year ended September 30, 2005.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.  The Company concluded in fiscal 2005 and 2004 that there were no events or changes in circumstances that would indicate that the carrying amounts of long-lived assets were impaired.

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

No compensation cost was recognized for employee stock option grants during 2005, 2004 or 2003 based upon the intrinsic value method, which were fixed in nature, as the options were granted at exercise prices equal to fair market value on the date of grant. Had compensation cost for the Company’s employee stock-based compensation plan been determined based on the fair value at the grant dates the disclosure requirements of SFAS 148, which amends the disclosure requirements of FAS 123, would have been as follows:

	Years ended September 30,
	2005	2004	2003
Net income (loss) used in computing net income (loss) per share
As reported	$(6,049,000)	$(223,000)	$(3,004,000)
Add: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(190,000)	(423,000)	(76,000)
Pro forma	$(6,239,000)	$(646,000)	$(3,080,000)
Basic and diluted net loss per share
As reported	$(0.17)	$(0.01)	$(0.10)
Pro forma	$(0.18)	$(0.02)	$(0.10)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	154%	170%	315%
Risk free interest rate	4%	4%	4%
Expected lives (years)	10	10	10

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

Statements of Cash Flows

The following table provides supplemental cash flow information:

	Years ended September 30,
	2005	2004	2003
Supplemental cash flow information:
Interest paid	$12,000	$43,000	$3,000

Non-cash financing and investing activities:
Deemed preferred dividend on private placement	$2,200,000	—	—
Expiration of warrants	$133,000	—	—
Accrued preferred stock dividends	$265,000	$271,000	—
Acquisition of equipment under capital lease	$68,000	—	$84,000
Conversion of debt and payables owed to Spescom Ltd. into preferred stock	—	—	$5,291,000
Nonrecurring loss on conversion of debt and payables to preferred stock	—	—	$1,499,000

Note 2—Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements.  The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005. The Company will adopt this standard at the beginning of fiscal 2006 and will elect the modified-prospective transition method. Under the modified-prospective method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that stock option expense for unvested options must be recognized in the income statement. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future, the market value of the Company’s common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, the Company’s stock price, volatility, and employee stock option exercise behaviors and the related tax impact. However, had the Company adopted SFAS 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS 123 as described in the above “Stock Based Employee Compensation” disclosure of pro forma net income and earnings per share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior period financial statements of voluntary changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. The consolidated financial position, results of operations or cash flows will only be impacted by SFAS 154 if the Company implements a voluntary change in accounting principle or correct accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) which is effective for fiscal years ending after December 15, 2005 and is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. The Company does not expect the adoption of FIN 47 to have a material impact on the consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153), as part of its short-term international convergence project with the International Accounting Standards Board (IASB). Under SFAS 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS 153 to have a material impact on the consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151), which adopts wording from the IASB’s International Accounting Standard, “Inventories,” in an effort to improve the comparability of cross-border financial reporting. The new standard indicates that abnormal freight, handling costs and wasted materials are required to be treated as current period charges rather than as a portion of inventory costs. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on the consolidated financial position, results of operations or cash flows.

Note 3 – Spescom Ltd. Transaction and Related Parties

In September 2003, $5,291,000 of debt owed to Spescom Ltd. and its wholly owed subsidiary, Spescom UK was converted into preferred stock.  The debt converted was comprised of the outstanding principal balance of promissory notes plus accrued but unpaid interest as well as accounts payable due to Spescom UK in the amount of $492,000.  On September 30, 2003, the Company issued 5,291 Series F Convertible Preferred Stock which has a stated value of $1,000 per share.  The Series F Convertible Preferred Stock is convertible into common stock based on a conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd. through September 30, 2008.

Related party liabilities consist of the following:

	September 30,
	2005	2004
Payable to Spescom UK	$213,000	$90,000

Payable to Spescom Ltd.	$302,000	—
Notes and accrued interest payable on demand - Spescom UK	615,000	$557,000
	$917,000	$557,000

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

In addition, the Company had two demand notes payable to Spescom UK for $400,000 and $100,000, each bearing an annual interest rate of 10%.  Spescom Ltd. has agreed that it will not cause Spescom UK to demand repayment under the two notes prior to October 1, 2006.  These notes payable are collateralized by a security interest in favor of both Spescom Ltd. and Spescom UK in respect of all of the Company’s assets.  In November 2005 the Company’s wholly owned subsidiary, Spescom Software Ltd. agreed to guarantee certain loan obligations of Spescom Ltd.  The proceeds of these loans had been used by Spescom Ltd. in prior years to provide working capital to the Company.  The guarantee is secured by the assets of Spescom Software Ltd. which totaled $345,000 at September 30, 2005.

 Under a royalty arrangement beginning in 2004, Spescom Ltd. resold the Company’s software and maintenance services.  Royalty revenue recognized in 2005 and 2004 totaled $81,000 and $47,000, respectively.  The Company also charged Spescom Ltd. for certain marketing services totaling $59,000 and $49,000 for the years ended September 30, 2004 and 2003, respectively.  In 2005 Spescom Ltd. performed certain marketing and business development projects for the Company along with assisting in raising working capital.  Total expense in 2005 relating to these services was $302,000.  Spescom Ltd. has agreed to defer payment for these services until after October 1, 2006, however interest will accrue on the balance owed at a rate of 11% per annum.

Spescom Ltd. provides certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company is billed a monthly fee by Spescom Ltd. for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities.  For the year ended September 30, 2005, 2004 and 2003 the administrative fees totaled $605,000, $588,000 and $545,000, respectively.  The office rent for the Company’s United Kingdom operations included in the administrative fee totaled $354,000, $344,000 and $287,000, respectively for the year ended September 30, 2005, 2004 and 2003.  At September 30, 2005 and 2004 the Company had a payable to Spescom Ltd. of $213,000 and $90,000, respectively.  In 1999, as part of an agreement to sell a 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd.; however, the landlord did not grant its consent to the assignment and as such Spescom Ltd. has paid the lease for the entire office directly to the landlord.  The lease expires in March 2006 and has an annual rent of $630,000.  A portion of the office has been subleased to third party tenants for an annual rent of $289,000.  The subleases also expire March 2006.

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

Note 4—Balance Sheet Information

	September 30,
	2005	2004
Receivables, net:
Receivables	$621,000	$1,037,000
Less: allowance for doubtful accounts	(8,000)	(83,000)
	$613,000	$954,000

Property and equipment, net:
Computer equipment	$1,011,000	$1,211,000
Purchase software	326,000	287,000
Equipment under capital leases	150,000	84,000
Furniture & fixtures	73,000	77,000
	1,560,000	1,659,000
Less accumulated depreciation & amortization	(1,392,000)	(1,528,000)
	$168,000	$131,000

Accrued liabilities
Accrued vacation	$300,000	$330,000
Employee compensation related expenses	261,000	251,000
Accrued termination costs	152,000	—
Payable to customers	274,000	204,000
Accrued audit and tax fees	144,000	162,000
Sales and VAT taxes payable	69,000	95,000
Other	207,000	184,000
	$1,407,000	$1,226,000

During the fourth quarter of fiscal 2005, the Company expensed $203,000 in general and administrative expense relating to one–time termination costs associated with severance for two of the Company’s officers.  The Company implemented the restructuring in an effort to focus the business on its historical core markets and to reduce expenses.  As of September 30, 2005, the Company had paid $51,000 in severance with the remaining balance of $152,000 to be paid over the next five months.

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

	Years ended September 30,
	2005	2004	2003
Net income (loss) available for common shareholders	$(6,049,000)	$(223,000)	$(3,004,000)

Common stock and common stock equivalents	34,941,000	34,016,000	31,100,000

For the years September 30, 2005, 2004 and 2003, shares totaling 1,541,000, 1,069,000 and 2,400,000, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

In September 2003, the Company issued an option to purchase 2,500,000 shares of common stock to an investment consulting firm involved in a private placement and the Company issued 5,291 shares of Series F Preferred Stock to Spescom Ltd. and Spescom UK with a stated value of $1,000 per share which are convertible into the Company’s common stock at a stated conversion price of $0.45 per share representing a total of 11,757,778 shares of common stock.  Also in September 2003, the Company issued warrants to investors who participated in the private placement to purchase 1,008,335 shares of the Company’s common stock.  In November 2004 the Company issued 2,200 shares of Series G Preferred Stock along with certain warrants to purchase  2,197,000 shares of common stock.  The stock options, warrants and convertible preferred stock were excluded from calculations of per share amounts, because their effect would be antidilutive for all periods.

Note 6—Convertible Preferred Stock

Series G Convertible Preferred Stock

On November 5, 2004, the Company completed a financing arrangement whereby the Company issued 2,200 shares of our Series G Convertible Preferred Stock (“Series G Preferred Stock”) along with 2,750,000 common stock warrants for gross proceeds of $2,200,000.  The Series G Preferred Stock is convertible into common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock during the five trading days immediately preceding the conversion date; however, the conversion price can be no higher than $0.40 per share and no lower than $0.30 per share.  The 2,750,000 warrants have an exercise price of $0.44 per share and expire November 5, 2007.  The Company incurred $450,000 in expenses related to the transaction and issued 825,000 common stock warrants to an investment consulting firm.  The 825,000 warrants were comprised of 550,000 warrants with an exercise price of $0.40 per share which expire November 5, 2009 and 275,000 warrants which have an exercise price of $0.44 which expire on November 5, 2007. In connection with the financing, the Company recorded a beneficial conversion of $2,200,000 on the Series G Preferred Stock as a deemed dividend for the year ended September 30, 2005.  The Company recorded the value of the Series G Preferred Stock equal to the gross proceeds of $2,200,000 while the fair value of the warrants was determined to be $1,197,000 computed using a Black-Scholes model. In connection with the beneficial conversion the Company recorded a net increase of $552,000 in common stock after transaction costs.

The Series G Preferred Stock is entitled to a liquidation preference equal to $1,000 per share, plus declared but unpaid dividends per share.  Commencing on the issuance date of the Series G Preferred Stock the Series G Preferred Stock was entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, only payable until the registration statement for the common stock underlying the Series G Preferred Stock was declared effective by the Securities and Exchange Commission (“SEC”).  On March 22, 2005 the SEC declared the registration statement effective.  Thus the Series G Preferred Stock is no longer entitled to dividends.  During the year ended September 30, 2005, the Company issued 82,050 shares of common stock with a value of $37,000 as a dividend on the Series G Preferred Stock. The $37,000 was recorded as a cumulative preferred dividend for the year ended September 30, 2005.

In 2005, 750 shares of the Series G Preferred Stock with a value of $750,000 were converted into 2,428,000 shares of common stock.  In November 2005 the remaining 1,450 shares of Series G Preferred Stock were exchanged for Series H Convertible Preferred Stock as part of a private placement  (see Note 14).

Series F Convertible 5% Preferred Stock

On September 30, 2003, the Company issued 5,291 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) with a stated value of $1,000 per share in consideration of the cancellation of $5,291,000 of its debt owed to Spescom Ltd. and its subsidiary (See Note 3).  The Series F Preferred Stock is convertible into the Company’s common stock at a stated conversion price of $0.45 per share, subject to certain adjustments to prevent dilution, representing a total of 11,757,778 shares of the Company’s common stock.  Such conversion may occur at the option of the holder until September 30, 2008.  On that date, any outstanding Series F Preferred Stock not previously converted will be converted automatically.

The Series F Preferred Stock is entitled to a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends per share and interest on all accrued but unpaid dividends.  The Series F Preferred Stock is also entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of September 30, 2005 and  2004, unpaid dividends were $529,000 and $264,000, respectively and related accrued interest amounted to $29,000 and $7,000, respectively.  As part of the transaction, Spescom Ltd. and its U.K. subsidiary received certain demand and piggyback registration rights with respect to the common stock underlying the Series F Preferred Stock.  The holder of each share of preferred stock is entitled to the number of votes equal to the number of shares of common stock which the Series F Preferred Stock is entitled to upon conversion on all matters submitted to the vote of the holders of common stock, and shall vote as a class with the holders of common stock.  In a change of control, merger or sale, the Series F Preferred Stock holders would preserve their conversion rights and would be entitled to the same number and amount of shares immediately prior to such transaction.

The Company recorded an inducement charge of $1,499,000 on the issuance of the Series F Preferred Stock as of the commitment date of September 30, 2003 based on the difference between the carrying value of the debt of $5,291,000 and the fair value of the Preferred Shares of $6,790,000.  The Company determined the fair value of the Series F Preferred Stock at $6,790,000 based on factors including contemporary trading prices and a valuation using the Black-Scholes model. As a result, the effective conversion rate at which the Series F Preferred Stock is convertible into common stock is $0.57 per share.  In addition due to the effective conversion rate exceeding the fair value of the underlying common stock on the date of issuance, there is no beneficial conversion feature associated with the preferred stock.

Note 7—Shareholders’ Deficit

Private Placement

In August 2003, the Company issued a vested three-year option to purchase 1,000,000 shares of the Company’s common stock at $0.22 that expires on August 15, 2006 to an investment consulting firm upon completion of a private placement of at least $600,000.  In September 2003, the Company completed a private placement of 3,025,000 shares of common stock with accredited investors resulting in gross proceeds to the Company of $605,000.   After expenses, net proceeds to the Company totaled $583,000.  In connection with the private placement the investors received 1,008,335 warrants to purchase shares of common stock on a one for one basis at $0.20 per share.  The warrants were originally due to expire on August 31, 2005, but the Company extended the for one year in August 2005 as discussed under “Warrants” below.  The investment consulting firm received an additional option to purchase 1,500,000 shares of common stock at $0.22 per share which will vest if the Company consummates a transaction with investors introduced by that firm that provides the Company with at least $2,400,000 in additional investment capital.  The option will expire on August 15, 2006.  In addition, the firm has been granted piggyback registration rights entitling it to have any shares issuable to it by the Company included in any registration statement filed by the Company.

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

Warrants

In September 2003, warrants were issued to investors to purchase 1,008,335 shares of the Company’s common stock at an exercise price of $0.20 per share in conjunction with a private placement of accredited investors.  During 2005 warrants to purchase 90,833 shares of common stock were exercised.  The warrants were originally issued with an expiration date of August 31, 2005. All warrants were recorded based on their fair value at date of issuance determined using a Black-Scholes model. (see Note 8)  In August 2005, the Company extended the life of the warrants one year to August 31, 2006 and increased the exercise price of warrants from $0.20 to $0.30 per share.  As a result of extending the life of the warrants and in accordance with FIN 44, the Company remeasured the value of the warrants and recorded an expense of $147,000 in the 4th quarter of fiscal 2005.

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

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  On January 30, 2004 at the stockholder’s meeting a motion was approved to increase the authorized shares by 3,000,000 from 2,425,000 for the maximum number of shares of Common Stock to be issued were 5,425,000, under the 1996 plan.  As of September 30, 2005, options to purchase 4,856,000 shares are outstanding and 2,219,962 shares are available for grant.

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

The following table summarizes information about employee stock options outstanding:

	Year ended, September 30,
	2005		2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	5,090,750	$0.31	4,635,750	$0.31	1,971,876	$0.45
Options granted	150,000	0.23	620,000	0.35	2,830,000	0.21
Options exercised	(74,000)	0.14	$(56,000)	0.24	$(55,688)	0.14
Options forfeited	(310,750)	0.42	$(109,000)	0.65	$(110,438)	0.21
Outstanding at end of year	4,856,000	$0.30	5,090,750	$0.31	4,635,750	$0.31

Options exercisable at end of year	3,758,000		3,054,000		1,454,250

Weighted average fair value of options during the year	$0.30		$0.31		$0.26

The following table summarizes information about employee stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
	Number outstanding at September 30, 2005	Weighted average remaining contractual life	Weighted Average exercise price	Number exercisable at September 30, 2005	Weighted average exercise price
Range of Exercise prices
$ 0.140 to $0.140	500,000	6.57 years	$0.14	500,000	$0.14
$ 0.180 to $0.180	250,000	7.54 years	$0.18	187,500	$0.18
$ 0.210 to $0.210	2,460,000	7.87 years	$0.21	1,845,000	$0.21
$ 0.230 to $0.330	282,000	7.21 years	$0.25	117,000	$0.26
$ 0.350 to $0.350	508,500	8.24 years	$0.35	270,500	$0.35
$ 0.370 to $0.562	605,250	5.14 years	$0.51	587,750	$0.52
$ 0.625 to $1.313	241,500	4.58 years	$1.03	241,500	$1.03
$ 1.875 to $1.875	5,000	4.65 years	$1.88	5,000	$1.88
$ 5.94 to $5.94	750	1.16 years	$5.94	750	$5.94
$ 6.380 to $6.380	3,000	1.26 years	$6.38	3,000	$6.38

$ 0.140 to $6.380	4,856,000	7.21 years	$0.30	3,758,000	$0.32

Note 8—Derivatives

At September 30, 2003, the Company did not have a sufficient number of authorized shares of its common stock to satisfy potential exercises of 1,108,335 warrants held by investors and 1,150,000 options held by non-employees.  As a result, the fair value of such equity instruments was reclassified from shareholders’ deficit to current liabilities.  The fair value of the warrants and options was determined using the Black-Scholes model at the date of reclassification and totaled $1,233,000.  As of December 31, 2003, the total options held by non-employees was reduced by 130,000 options from 1,150,000 to 1,020,000 due to the exercise of 50,000 options and the expiration of 80,000 options.  The Company recognized a gain of $5,000 on the revaluation of the remaining warrants and options as of December 31, 2003.  At the Annual Meeting of Shareholders that was held on January 30, 2004, the shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 40,000,000 to 100,000,000 shares.  As a result, the Company has sufficient number of shares of common stock authorized to satisfy potential exercises of 1,108,335 warrants held by investors and 1,150,000 options held by non-employees.  In 2004, the fair value of such equity instruments of $1,159,000 was reclassified from current liabilities to equity and a gain of $1,000 was recognized on the revaluation of the warrants and options to equity during the quarter ended March 31, 2004.  In addition the preferred stock of $6,790,000 was reclassified to equity from mezzanine equity.

Note 9 - Income Taxes:

Deferred tax assets and liabilities are comprised of the following:

	September 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$11,877,000	$12,567,000
Research and development costs	372,000	1,007,000
Depreciation and amortization	78,000	94,000
Deferred revenue	800,000	576,000
Accruals	134,000	184,000
Credits	274,000	328,000
Other	8,000	66,000
Total deferred tax assets	13,543,000	14,822,000
Less valuation allowance	(13,543,000)	(14,822,000)
Net deferred tax assets	$—	$—

The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards (“NOL”) which gives rise to uncertainty as to whether the net deferred tax asset is realizable.   The valuation allowance decreased by $1,279,000

during the year ended September 30, 2005.  Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

As a result of these provisions, utilization of the NOL may be limited.  There were no significant differences from the Company’s total provision for income taxes as compared to applying the statutory foreign and U.S. federal income tax rates for the years ended September 30, 2005, 2004 and 2003.

The Company has NOL carryforwards of $33,637,000 and $4,988,000 for federal and state tax purposes, respectively, which expire over the years 2006 through 2023.   Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004.  For any suspended losses, the carryover period would be extended by one year for losses incurred in tax year beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.  The Company has investment and research activity credit carryforwards aggregating $274,000, which will substantially expire in 2006.

Note 10—Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software product.

Revenues for the years ended September 30, 2005, 2004 and 2003, by customer location are as follows:

	2005	2004	2003
United States	$2,960,000	$4,706,000	$4,237,000
Europe, primarily United Kingdom	2,583,000	4,112,000	3,072,000
Other International	282,000	184,000	53,000
	$5,825,000	$9,002,000	$7,362,000

Information by geographic location for the years ended September 30, 2005, 2004 and 2003, are as follows:

	United States	Europe and other	Corporate Research and Development	Consolidated
2005
Revenues	$3,162,000	$2,663,000	$—	$5,825,000
Operating income (loss)	(1,869,000)	(537,000)	(852,000)	(3,258,000)
Identifiable assets	1,300,000	345,000	—	1,645,000

2004
Revenues	$4,883,000	$4,119,000	$—	$9,002,000
Operating income (loss)	1,630,000	(51,000)	(1,393,000)	1,860,000
Identifiable assets	973,000	457,000	—	1,430,000

2003
Revenues	$4,271,000	$3,091,000	$—	$7,362,000
Operating income (loss)	199,000	249,000	(1,466,000)	(1,018,000)
Identifiable assets	941,000	289,000	—	1,230,000

A majority of the Europe and other revenues and operating income (loss) and all of the identifiable assets are attributable to the Company’s subsidiary in the United Kingdom. The Europe and other  segment includes revenues from Network Rail that totaled 16%, 15% and 19% of the Company’s consolidated revenues for the years ended September 30, 2005, 2004 and 2003, respectively.  The United States segment includes revenues from Constellation Energy Group that totaled 15% of the Company’s consolidated revenues for the year ended September 30, 2004.  Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

Note 11—Long Term Obligations and Commitments

The Company leases equipment and office space under non-cancelable operating and capital leases with terms through September 2009.  Annual future minimum payments under capital and operating leases as of September 30, 2005 are as follows:

	Operating Leases	Capital Leases
2006	$248,000	$50,000
2007	254,000	46,000
2008	257,000	19,000
2009	241,000	—
Thereafter	—	—
Total minimum payments	$1,000,000	115,000

Less amount representing interest		(15,000)

Present value of future minimum payments		100,000
Less current portion		(41,000)

Long-term portion		$59,000

Rent expense for the Company’s principal office for the years ended September 30, 2005, 2004 and 2003 was $232,000, $223,000 and $411,000 respectively.  Cost of equipment under capital leases at September 30, 2005 and 2004 was $150,000 and $84,000, respectively with accumulated depreciation of $46,000 and $22,000, respectively.  Payments for equipment under capital leases, including interest at September 30, 2005 and 2004 were $42,000 and $25,000, respectively.  Accumulated depreciation of equipment under capital leases at September 30, 2005 and 2004 was $46,000 and $22,000, respectively.

In 1999, the Company sold a 60% ownership interest in the Company’s former United Kingdom subsidiary.  Under the sales agreement Spescom Ltd. U.K., a subsidiary of Spescom Ltd., agreed to the assignment of the lease for the United Kingdom office facility; however the landlord did not grant its consent to the assignment.  The office facilities for the Company’s U.K. subsidiary are rented from Spescom Ltd. and such costs are included in the administrative fee (See Note 3).  The lease for the offices in the United Kingdom terminates March 14, 2006 and the Company intends to move to a new facility.  At September 30, 2005, the Company has accrued $71,000 for dilapidations costs to return the facility to its original condition at the initiation of the lease in March 1996.

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

Note 13—Quarterly Results of Operations (Unaudited)

	Fiscal 2005
	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
Revenues	$1,653,000	$1,673,000	$1,297,000	$1,202,000
Gross profit	$995,000	$989,000	$720,000	$683,000
Net income (loss)	$(604,000)	$(508,000)	$(868,000)	$(1,568,000)
Deemed preferred dividends	$(2,200,000)	$—	$—	$—
Cumulative preferred dividends	$(83,000)	$(86,000)	$(66,000)	$(66,000)
Net income (loss) available to common shareholders	$(2,887,000)	$(594,000)	$(934,000)	$(1,634,000)
Basic net income (loss) per common share	$(0.08)	$(0.02)	$(0.03)	$(0.04)
Diluted net income (loss) per common share	$(0.08)	$(0.02)	$(0.03)	$(0.04)
Shares used in computing basic and diluted net income (loss) per common share	34,159,000	34,215,000	35,022,000	36,370,000

	Fiscal 2004
	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
Revenues	$2,125,000	$1,601,000	$2,900,000	$2,376,000
Gross profit	$1,471,000	$1,007,000	$2,277,000	$1,738,000
Net income (loss)	$11,000	$(573,000)	$443,000	$167,000
Cumulative preferred dividends	$(66,000)	$(66,000)	$(66,000)	$(73,000)
Net income (loss) available to common shareholders	$(55,000)	$(639,000)	$377,000	$94,000
Basic net income (loss) per common share	$—	$(0.02)	$0.01	$—
Diluted net income (loss) per common share	$—	$(0.02)	$0.01	$—
Shares used in computing basic and diluted net income (loss) per common share	33,929,000	33,979,000	34,068,000	34,089,000

Note 14—Subsequent Events

Private Placement:

On October 25, 2005, the Company entered into a definitive agreement respecting a private placement with Monarch Pointe Fund, Ltd. (“Monarch”) and M.A.G. Capital, LLC (“MAG”).  As further described below, the terms of the financing provide, subject to certain conditions, for the issuance by the Company at two closings of an aggregate of 2,450 shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”), and warrants to purchase an aggregate of 1,851,852 shares of common stock at $0.27 per share, at an aggregate purchase price of $1,000,000.

The first closing of the transaction took place on October 25, 2005.  At the first closing, the Company issued 1,950 shares of Series H Preferred Stock, and warrants, expiring October 25, 2008, to purchase 925,926 shares of common stock at $0.27 per share.  The preferred stock issued at the first closing is convertible into up to 26,896,552 shares of common stock.  In connection with the first closing, Monarch transferred 1,450 shares of the Company’s Series G Preferred Stock to the Company.  The aggregate purchase price paid by the investors for the preferred stock and warrants issued at the first closing was $500,000.  Expenses in connection with the transaction totaled $50,000 primarily relating to legal  fees. As part of the financing the Company has agreed to use commercially reasonable efforts to register by December 31, 2005 the common shares issuable under the Series H Preferred Stock and related warrants.  Monarch and MAG have agreed to extend the registration date to January 6, 2006.

Under the terms of the financing, the second closing will occur no later than January 20, 2006, provided that the investors are not obligated to consummate the second closing unless certain conditions are satisfied.  The financing terms provide for the issuance by the Company at the second closing of 500 shares of Series H Preferred Stock and warrants, expiring on the third anniversary of the second closing, to purchase 925,926 shares of common stock at $0.27 per share.  The preferred stock subject to issuance at the second closing is convertible into up to 6,896,552 shares of common stock.  The financing terms provide that the investors participating in the second closing will be MAG and one or more of Monarch, Mercator Momentum Fund, L.P., or Momentum Fund III, L.P., as designated by MAG.  The aggregate purchase price of the preferred stock and warrants subject to issuance at the second closing is $500,000.

Under the Certificate of Determination for the Series H Convertible Preferred Stock, if the Company has not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company (subject to certain exceptions), or disposition of all on substantially all of the assets of the Company, on or before April 30, 2006, the holders of Series H Preferred Stock may, by the vote not later than June 30, 2006 of at least two-thirds of the then-outstanding shares, elect to have all of the outstanding shares of Series H Preferred Stock redeemed by the Company.  Upon such election, the Company would be obligated to redeem the Series H Preferred Stock at an amount equal to $1,000 per share plus all declared but unpaid dividends.  In the event that the holders of Series H Preferred Stock exercise their redemption right but the Company does not have sufficient funds available to redeem the Series H Preferred Stock in accordance with applicable law, the holders of Series H Preferred Stock as a class will be entitled to elect the smallest number of directors of the Company constituting a majority of the authorized number of directors.

The Series H Preferred Stock shares issued at the first closing and those subject to issuance at the second closing are convertible into common stock at the conversion rate in effect at the time of conversion.  The conversion price per share of the Series H Preferred Stock is equal to 85% of the market price (the volume weighted average price of the Company’s common stock during the 5 immediately preceding trading days, subject to adjustment), provided that in no event shall the conversion price exceed a ceiling price of $0.40 per share (the “Ceiling Price”), or be less than a floor price which varies with the aggregate gross revenues of the Company during the last four fiscal quarters for which revenues have been reported by the Company prior to such time, but which will not be lower than $0.0725 per share and not higher than $0.16 per share.  The conversion price is subject to adjustment in the case of any stock split, combination, capital reorganization, reclassification, consolidation or merger, and certain dividends.  Subject to certain exceptions, the conversion price is also subject to weighted average anti-dilution adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price, exercise price or conversion price less than the conversion price then in effect.

The warrants issued in the first closing have a term of exercise beginning on October 25, 2005, and expiring October 25, 2008.  If the second closing takes place, the warrants issued therein will have a term of exercise beginning on the date of the second closing and expiring on the third anniversary of the second closing.  The number of shares issuable upon exercise and the per share exercise price of the warrants are subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification, consolidation or merger.

Issuance of Warrants to Investor Relations Firm

During November 2005, the Company entered into a six-month engagement with an investment relations firm to develop and implement a marketing program to create extensive financial market and investor awareness for the Company to drive long-term shareholder support.  For each month of the engagement, the investor relations firm will receive warrants to purchase 50,000 shares of its common stock at $0.10 per share.  The warrants have a three year term from the date of issuance.  In addition the investment relations firm can earn a one time performance warrant to purchase 500,000 shares of the Company’s common stock at $0.25 if during the term of the agreement the volume weighted average price of the Company’s common stock is above $0.50 for five consecutive days.  The investment relations firm has also been granted piggyback registration rights entitling it to have any shares issuable to it by the Company included in any registration statement filed by the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005.  Based upon that evaluation, we have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC’s rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

During the fourth quarter of fiscal 2005, there were no changes in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in the Proxy Statement for the 2006 Annual Meeting of Stockholders set forth under the captions “Directors and Executive Officers” is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement for the 2006 Annual Meeting of Stockholders set forth under the captions “Executive Officer Compensation” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” of the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” of the Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)                                 Financial Statements, Schedules, and Exhibits

(1)                                 Financial Statements:

Consolidated Balance Sheets as of September 30, 2005 and 2004
Consolidated Statements of Operations for the years ended September 30, 2005, 2004 and 2003.
Consolidated Statement of Changes In Shareholders’ Deficit for the year ended September 30, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003.
Notes to the Consolidated Financial Statements

(2)                                 Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)                                 Exhibits

3.1 (1)	Registrant’s Articles of Incorporation, as amended.

3.2*	Registrant’s Bylaws, as amended.

4.1*	Specimen certificate of Common Stock

4.2 (2)	Certificate of Determination of Series F Convertible Preferred Stock of Altris Software, Inc., dated September 29, 2003.

4.3 (3)	Certificate of Determination of Series G Convertible Preferred Stock of Spescom Software Inc., dated November 5, 2004.

4.4 (4)	Certificate of Determination of Series H Convertible Preferred Stock of Spescom Software Inc., dated October 25, 2005.

4.5 (5)	Registration Rights Agreement by and among Altris Software, Inc., Spescom Limited, and Spescom Ltd., dated September 30, 2003.

4.6 (6)	Form of Warrant to Purchase Common Stock of Altris Software, Inc.

4.7 (7)	Registration Rights Agreement by and among Altris Software, Inc. and certain shareholders, dated August 31, 2003.

4.8 (8)	Registration Rights Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004.

4.9 (9)	Registration Rights Agreement by and among the Company, Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, dated October 25, 2005.

4.11 (10)	Warrant to Purchase Common Stock issued to Mercator Advisory Group, LLC, dated November 5, 2004.

4.11 (11)	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated November 5, 2004.

4.12 (12)	Warrants to Purchase Common Stock issued to Trilogy Capital Partners, dated November 4, 2004.

4.13 (13)	Warrant to Purchase 550,000 shares of Common Stock of Spescom Software Inc. issued to Cappello Capital Corp.

4.14 (14)	Warrant to Purchase 275,000 shares of Common Stock of Spescom Software Inc. issued to Cappello Capital Corp.

4.15 (15)	Warrant to Purchase Common Stock issued to M.A.G. Capital, LLC, dated October 25, 2005.

4.16 (16)	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated October 25, 2005.

4.17	Public Relations Agreement Between Liolios Group, Inc. and the Company dated November 15, 2005.

10.1 (17)	Lease between CFD-Mesa Ridge Partners and Altris Software, Inc., dated April 1, 2003.

10.2 (18)	10.0% promissory note due October 15, 2003 in principal amount of $1,235,076 issued by Altris Software, Inc. to Spescom Limited, a South African corporation on February 15, 2002.

10.3 (19)	10.0% promissory note due October 15, 2003 in principal amount of $1,810,383 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on February 15, 2002.

10.4 (20)	Security Agreement between Altris Software, Inc. and Spescom Limited, a United Kingdom corporation, and Spescom Limited, a South African corporation, dated February 15, 2002.

10.5 (21)	10% promissory note due upon demand in principal amount of $400,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on March 15, 2002.

10.6 (22)	Security Agreement dated March 15, 2002 between Altris Software, Inc., a California corporation, and Spescom Limited, a United Kingdom corporation.

10.7 (23)	Pledge Agreement dated March 15, 2002 by and between Altris Software, Inc., a California corporation, Spescom Limited, a United Kingdom corporation, and Solomon Ward Seidenwurm & Smith, LLP.

10.8 (24)	10.0% promissory note due upon demand in principal amount of $500,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on April 19, 2002.

10.9 (25)	10.0% promissory note due upon demand in principal amount of $700,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on May 31, 2002.

10.10 (26)	Debt Conversion Agreement by and between Altris Software, Inc., Spescom Limited, and Spescom Ltd., dated September 30, 2003.

10.11 (27)	Promissory Note dated November 18, 2003 issued by Spescom Software Inc. to Spescom Ltd., a United Kingdom Corporation.

10.12 (28)	Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004.

10.13 (29)

Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, dated October 25, 2005 and associated Form of Registration Rights Agreement and Form of Warrant to Purchase Common Stock.

10.14	Letter of guarantee between Spescom Software Limited and Absa Bank Limited, dated November 9, 2005

10.15 (30)	Amended and restated 1996 Stock Incentive Plan.

10.16 (31)	Form of Incentive Stock-Option Agreement, Non-Statutory Stock-Option Agreement and Restricted Stock Option Agreement under Amended and Restated 1996 Stock Incentive Plan.

10.17 *	1987 Stock Option Plan, as amended April 27, 1994.

10.18*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 1987 Stock Option Plan.

21.1 (32)	Subsidiaries of the Registrant

23.1	Consent of Singer Lewak Greenbaum and Goldstein LLP

23.2	Consent of Grant Thornton LLP

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference to Exhibit 3.1 to the Form 10-K filed on December 6, 2004.

(2)           Incorporated by reference to Exhibit 99.3 to the Form 8-K filed on October 10, 2003.

(3)           Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 12, 2004.

(4)           Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 31, 2005.

(5)           Incorporated by reference to Exhibit 99.4 to the Form 8-K filed on October 10, 2003.

(6)           Incorporated by reference to Exhibit 99.2 to the Form 8-K filed on October 1, 2003.

(7)           Incorporated by reference to Exhibit 99.3 to the Form 8-K filed on October 1, 2003.

(8)           Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 12, 2004.

(9)           Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 31, 2005

(10)         Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 12, 2004.

(11)         Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 12, 2004.

(12)         Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 12, 2004.

(13)         Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 28, 2005.

(14)         Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 28, 2005.

(15)         Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 31, 2005.

(16)         Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 31, 2005.

(17)         Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 14, 2003

(18)         Incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on May 15, 2002.

(19)         Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(20)         Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(21)         Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(22)         Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(23)         Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(24)         Incorporated by reference to Exhibit 10.34 to the Form 10-Q filed on August 14, 2002.

(25)         Incorporated by reference to Exhibit 10.35 to the Form 10-Q filed on August 14, 2002.

(26)         Incorporated by reference to Exhibit 99.2 to the Form 8-K filed on October 10, 2003.

(27)         Incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on February 13, 2004.

(28)         Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 12, 2004.

(29)         Incorporated by reference to Exhibits 10.1, 10.3 and 10.6 to the Form 8-K filed on October 31, 2005.

(30)         Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on April 5, 2004.

(31)         Incorporated by reference to Exhibit 10.6 to the Form 10-K filed March 31, 1997.

(32)         Incorporated by reference to Exhibit 21 to the Form 10-K filed on December 20, 2002.

*              Incorporated herein by this reference from previous filings with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on January 4, 2006.

Spescom Software Inc.

By:	/s/ Keith Stentiford
Keith Stentiford Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith Stentiford	Director and Chief Executive Officer (Principal Executive Officer)	January 4, 2006
Keith Stentiford

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 4, 2006
John W. Low

/s/ D. Ross Hamilton	Director	January 4, 2006
D. Ross Hamilton

/s/ James Myers	Director	January 4, 2006
James Myers

/s/ Larry D. Unruh	Director	January 4, 2006
Larry D. Unruh

/s/ Michael Silverman	Director	January 4, 2006
Michael Silverman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Spescom Software Inc.

San Diego, California

Our audit of the consolidated financial statements referred to in our report dated December 27, 2005 included elsewhere in this Annual Report on Form 10-K also included the financial statement schedule of Spescom Software Inc., listed in Item 15(a) of this Form 10-K.  This schedule is the responsibility of Spescom Software Inc.’s management.  Our responsibility is to express and opinion based on our audit of the consolidated financial statements.

In our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

SINGER LEWAK GREENBAUM AND GOLDSTEIN LLP

Los Angeles, California

December 27, 2005

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SPESCOM SOFTWARE INC.

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
Year ended September 30, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$83,000					$(75,000	)(a)	$8,000
Allowance for deferred tax benefit	$14,822,000			$1,061,000	(c)	$(2,340,000	)(d)	$13,543,000

Year ended September 30, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$78,000	$5,000	(b)					$83,000
Allowance for deferred tax benefit	$14,004,000			$818,000	(c)			$14,822,000

Year ended September 30, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$156,000	—		—		$(78,000	)(a)	$78,000
Allowance for deferred tax benefit	$14,108,000	—		$94,000	(c)	—		$14,004,000

(a)	Reduction in allowance for doubtful accounts based on history of minimal bad debt.

(b)	Addition to allowance due to increase in foreign currency exchange rates.

(c)	Valuation allowance against benefit recorded

(d)	Expiration of net operating loss carryforwards.