Form 10-K/A
period 2005-09-30
SPESCOM SOFTWARE INC
filed 2006-01-27
CIK 813747

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

The number of shares outstanding of the Registrant’s Common Stock at the close of business on January 26, 2006 was 36,818,528.

*  Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

EXPLANATORY NOTE:

The registrant hereby amends its Annual Report on Form 10-K for the year ended September 30, 2005 to include Part III of Form 10-K, to the extent such information was not previously included in the Annual Report on Form 10-K, as set forth below.  This amendment also attaches Exhibit 31.1, 31.2, 32.1 and 32.2.  Items in the Annual Report on Form 10-K not referenced below are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein.  Items referenced herein are amended as set forth below.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The following table and discussion set forth certain information with regard to the Company’s current executive officers.

Name	Age	Position
Keith Stentiford	54	Chief Executive Officer
Glenn Cox	49	Vice President, Marketing and Sales
Alan Kiraly	44	Vice President, Product Development
John W. Low	49	Chief Financial Officer and Secretary
Pierre de Wet	41	Vice President, Operations

Biographical information for Mr. Stentiford is set forth below under Directors.

Mr. Cox was appointed Vice President, Marketing and Sales in October 2005.  Previously Mr. Cox served as Vice President Business Development of the Company from April 1998.  Mr. Cox joined the Company in January 1997 as Vice President Customer Care.  Prior to joining the Company Mr. Cox was with Northeast Utilities for 15 years holding various management positions within the information technology group.  Mr. Cox earned a B.S.E. degree from University of Connecticut in 1982.

Mr. Kiraly joined the Company as Vice President of Product Development in August 2004.  From October 2000 until joining the Company, he was the Chief Executive Officer of Lascom Solutions Inc., the United States subsidiary of Lascom, SA, a French software developer. Mr. Kiraly was Vice President, Product Management and Development from November 1999 to October 2000 at Motiva Software Inc.  Prior to Motiva Mr. Kiraly held a variety of management positions in product marketing, development and project services at various companies in the software industry. Mr. Kiraly earned a B.S. degree in Mechanical Engineering from Michigan State University in 1983, and Masters of Science in Mechanical Engineering from the University of Dayton in 1986.

Mr. Low has served as the Company’s Chief Financial Officer and Secretary since June 1990.  Mr. Low served as Corporate Controller from the time he joined the Company in August 1987 until June 1990.  Prior to joining the Company, Mr. Low was with PricewaterhouseCoopers LLP, as a Manager working with middle-market and growing companies.  Mr. Low, a certified public accountant, earned a B.A. degree in Economics from the University of California, Los Angeles in 1978.

Mr. de Wet was appointed Vice President of Operations in September 1999.  Previously, Mr. De Wet served as Director of Operations from April 1998 to September 1999 and Director of Projects from May 1997 to April 1998.  Prior to joining the Company, Mr. De Wet was a Technical Marketing Manager at Paradigm System Technology from June 1995 to April 1997 where he was responsible for establishing relationships with technical partners in Europe and North America.  From April 1991 to June 1995, Mr. De Wet was with PQ Africa, a division of Comparex Holdings. Mr. De Wet earned a B.S. degree from the University of Pretoria in 1989.

Directors

The following table and discussion set forth certain information with regard to the Company’s current directors.

In accordance with the Stock Purchase Agreement dated as of January 14, 2000 between the Company and Spescom Ltd., the Company has covenanted to include two nominees of Spescom Ltd. in management’s slate of nominees to be elected to the Board of Directors at each election of directors and to recommend to the shareholders the election of such nominees for as long as Spescom Ltd. or any affiliate of Spescom Ltd. holds at least thirty-three percent (33%) of the Common Stock.  Dr. Myers and Mr. Isaacman were the nominees designated by Spescom Ltd for election at the 2005 Annual Meeting of Stockholder’s.

Name	Age	Position
Keith Stentiford	54	Chief Executive Officer and Director
Michael Silverman	61	Chairman and Director
Hilton Isaacman	52	Director
D. Ross Hamilton.	67	Director
Larry D. Unruh	54	Director
James P. Myers	65	Director

Mr. Stentiford has been Interim Chief Executive Officer and a Director of the Company since August 2005.  Mr. Stentiford joined the Company on January 3, 2005 as Vice President Business Development.  Mr. Stentiford joined Spescom after having worked at Siemens AG (“Siemens”) for over 28 years in various senior business development and general management positions.  In the past five years prior to joining the Company, he served as Vice President in the Siemens Transportation and Systems Company, responsible for the Americas Turnkey Business Operations.  Mr. Stentiford received a B. S. degree in Electrical Engineering from Capetown College in 1969.

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

Mr. Isaacman, a nominee of Spescom Ltd., has been a Director of the Company since April 2000.  Mr. Isaacman was the Executive Director Corporate Finance of Spescom Ltd from 1999 to 2005.  Mr. Isaacman previously served as Spescom Ltd.’s Financial Director from 1990 to 1998.  Mr. Isaacman began his career with Spescom Ltd. in 1988 as Financial Manager and has been a member of Spescom Ltd.’s Board of Directors since 1990.  Mr. Isaacman is a Chartered Accountant (South Africa) and received a certificate in accounting, tax and auditing from the University of Capetown in 1982.

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

Dr. Myers, a nominee of Spescom Ltd., has been a Director of the Company since July 2001.  In October 2003 Dr. Myers was appointed as a member of the board of directors of Spescom Ltd. and serves as Chairman.  Dr. Myers, currently a consultant, has over 30 years of international business experience specializing in the telecommunications industry.  Dr. Myers served as President of Southwestern Bell International Development Africa (Pty) Ltd from 1985 to 1998.  Dr. Myers served as the Executive Vice President of that company from 1994 to 1995.  From 1993 to 1994, Dr. Myers was the Executive Director of Technology Resources Incorporated.  From 1991 to 1993, Dr. Myers was the President of JMA, Inc.  From 1979 to 1991, Dr. Myers was the President of The Gammon Group, Inc.  From 1969 to 1978, Dr. Myers was a Principal with the accounting firm Arthur Young & Company.  From 1965 to 1969, Dr. Myers was an Operations Research Analyst with Texas Instruments, Inc.  Dr. Myers earned his B.A. in Mathematics from Texas A&M University in 1963, a Master of Arts in Mathematical Physics from the University of Arizona in 1965, and a Doctor of Philosophy in Industrial Engineering/Operations Research from Texas Tech University in 1969.  Dr. Myers is currently serving as a Director for the following entities:  African Merchant Bank, Econet Wireless, and American Chamber of Commerce of South Africa.

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

ITEM 11.  DIRECTOR AND EXECUTIVE COMPENSATION

Director Compensation

For the year ended September 30, 2005 the directors of the Company were paid a meeting fee of $1,250 per Board or Audit Committee meeting attended.  In addition Mr. Silverman as Chairman of the Board of Directors received an annual fee of $25,000 payable quarterly.  Mr. Unruh as Chairman of the Audit Committee received an annual fee of $10,000 payable quarterly.

Executive Officer Compensation

The following table sets forth certain information concerning the annual and long-term compensation for services rendered in all capacities to the Company of (i) the Company’s Chief Executive Officer and (ii) the four other most highly compensated executive officers having compensation of $100,000 or more during the fiscal year ended September 30, 2005 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term
Name and Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)(1)	Compensation Awards— Stock Options (# Shares) (2)
Keith Stentiford	2005	$121,154	—	—	150,000
Chief Executive Officer (3)

Carl Mostert	2005	$225,757	—	—	—
Former Chief Executive Officer (4)	2004	212,080	—	—	—
	2003	208,000	—	—	600,000

Johann Leitner	2005	$221,372	—	—	—
Vice President —	2004	212,080	—	—	—
Strategic Marketing (5)	2003	202,280	—	—	450,000

John W. Low	2005	$183,451	—	—	—
Chief Financial Officer	2004	178,147	—	—	—
And Secretary	2003	174,720	—	—	400,000

Alan Kiraly	2005	$129,808	—	—	—
Vice President Product Development (6)	2004	54,519	—	—	30,000

Pierre de Wet	2005	$143,559	—	—	—
Vice President — Operations	2004	144,745	—	—	—
	2003	141,960	—	—	120,000

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

(3)   Mr. Stentiford joined the Company in January 2005 and was appointed interim Chief Executive Officer in August 2005.  The compensation for fiscal 2005 includes $14,000 in his role as Chief Executive Officer.

(4)   Mr. Mostert resigned as Chief Executive Officer of the Company in August 2005.  In accordance with the Company’s agreement with Mr. Mostert requiring 6 months’ notice of termination, the Company is paying Mr. Mostert’s salary for a period of six months.

(5)   Mr. Leitner services as Vice President Strategic Marketing were terminated in September 2005.

(6)   Mr. Kiraly joined the Company as Vice President Product Development in August 2004.

Option Grants in Last Fiscal Year

In July 2005 Mr. Stentiford was granted an option to purchase 150,000 shares of common stock at an exercise price of $0.23 per share.  There were no other option grants to executive officers in the year ended September 30, 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for the Named Executive Officers information with respect to option exercises during the fiscal year ended September 30, 2005 and unexercised options and option values at September 30, 2005, in each case with respect to options to purchase shares of the Common Stock:

	Shares Acquired on	Value	Number of Unexercised Options Held as of September 30, 2005		Value of Unexercised in-the money Options at September 30, 2005($)(1)
Name	Exercise	Realized	Exercisable	Nonexercisable	Exercisable	Nonexercisable
Keith Stentiford	—	—	37,500	112,500	—	—
Carl Mostert	—	—	450,000	150,000	—	—
Johann Leitner	—	—	487,500	112,500	$2,000	—
John W. Low	—	—	428,000	100,000	$2,000	—
Alan Kiraly	—	—	15,000	15,000	—	—
Pierre de Wet	—	—	217,000	30,000	$880	—

(1)           Based on the closing sale price of the Common Stock on the OTC Bulletin Board on September 30, 2005 ($0.18 per share).

Employment Arrangements

The Company does not have any employment contracts with the Company’s executive officers.  The Board of Directors have agreed to provide Mr. Stentiford a six month notice period prior to any future termination.  In addition, in December 2005 Mr. Stentiford was granted an option to purchase 750,000 shares at an exercise price of $0.11 per share.  The options vest over a three year period with a provision that upon change of control of the Company all shares will immediately vest.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Hamilton, Isaacman, Myers and Unruh.  None of the committee members is or was an employee or officer of the Company during the fiscal year ended September 30, 2005.  From January 2004 to April 2005 Mr. Mostert, the Company’s Chief Executive Officer served as a director of Spescom Ltd. where Mr. Isaacman was an executive officer.  Other than Mr. Mostert serving as a director of Spescom Ltd., no executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of any company in which Messrs. Hamilton, Isaacman, Myers and Unruh is an executive officer.

Report of Compensation Committee of the Board of Directors

The following is the Report of the Compensation Committee describing the compensation policies and rationales applicable to the Company’s executive officers with respect to the compensation paid to our executive officers for the fiscal year ended September 30, 2005.

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

Compensation for the CEO is determined through a process similar to that discussed above for the other executive officers. The compensation of Mr. Mostert, the Company’s CEO consisted of base salary, target bonus and stock options. The Board of Directors reviews the CEO’s compensation based on the Board’s overall evaluation of performance toward the achievement of the Company’s financial, strategic and other goals, with consideration given to length of service, to competitive chief executive officer compensation information and the overall financial strength of the Company.  In fiscal 2005 Mr. Mostert was paid a base salary of $225,757 for his services.  The Company did not achieve its financial targets for fiscal year 2005 and no bonus was paid.  Also Mr. Mostert was not awarded any stock options in fiscal 2005. In August 2005 Mr. Mostert resigned as Chief Executive Officer of the Company. In accordance with the Company’s agreement with Mr. Mostert requiring six months’ notice of termination, the Company is paying Mr. Mostert’s salary for a period of six months.  Mr. Stentiford was appointed interim Chief Executive Officer in August 2005.  The Board has approved a base salary of $230,000 for Mr. Stentiford and the Compensation Committee is currently evaluating the other parts of his compensation package as it relates to bonus and stock options.

Respectfully submitted by the Compensation Committee of the Board of Directors of Spescom Software Inc. for the year ended September 30, 2005.

D. Ross Hamilton – Chair

Hilton Isaacman

James P. Myers

Larry D. Unruh

Performance Graph

The stock performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.  The following graph shows the Company’s total return to shareholders compared to the S&P SmallCap 600 Index and the S&P 600 Application Software Index over the period from October 1, 2000 to September 30, 2005.

Company / Index	Base Period Sep00	INDEXED RETURNS Years Ending
		Sep01	Sep02	Sep03	Sep04	Sep05
SPESCOM SOFTWARE INC	100	21.09	8.73	41.45	39.27	13.09
S&P SMALLCAP 600 INDEX	100	89.38	87.78	111.36	138.73	168.16
S&P 600 APPLICATION SOFTWARE INDEX	100	80.27	69.71	106.89	114.07	140.52

The cumulative total return on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

Each line on the stock performance graph assumes that $100 was invested in the Company’s Common Stock and the respective indices on October 1, 2000.  The graph then tracks the value of these investments, assuming reinvestment of dividends, through the five years ended September 30, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to shares of the Common Stock owned as of January 23, 2006 by (i) each director, (ii) the Company’s Chief Executive Officer, (iii) the four other most highly compensated executive officers having compensation of $100,000 or more during the fiscal year ended September 30, 2005, (iv) all directors and executive officers as a group and (v) each person who, to the extent known to the Company, beneficially owned more than 5% of the outstanding shares of Common Stock.  Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

Name	Number of Shares (1)		Percent of Class (1)
Spescom Ltd. (4)	27,408,249	(3)	56.4%
Monarch Pointe Fund, Ltd. (6)	32,640,598	(5)	49.2%
Forest Securities Limited (7)	3,141,910		8.5%
Carl Mostert (8)	600,000		1.6%
Johann Leitner (9)	537,500		1.4%
D. Ross Hamilton	300,250		*
Hilton Isaacman (2)	27,633,249	(3)	56.6%
James P. Myers (2)	27,513,749	(3)	56.5%
Larry D. Unruh	118,047		*
John W. Low	529,500		1.4%
Keith Stentiford (10)	225,000		*
Pierre de Wet	218,600		*
Michael Silverman	17,500		*
Alan Kiraly	15,000		*
Glenn Cox	136,400		*
All Current Directors and Executive Officers as a Group (10 persons) (2)	29,299,046	(3)	58.4%

* Less than one percent.

(1)   Amounts and percentages include shares of the Company’s common stock that may be acquired within 60 days of January 23, 2006 through the exercise of stock options as follows:  600,000 shares for Mr. Mostert, 217,000 shares for Mr. De Wet, 15,000 shares for Mr. Kiraly, 100,000 shares for Mr. Cox, 476,000 shares for Mr. Low, 225,000 shares for Mr. Stentiford, 113,750 shares for Mr. Hamilton, 113,750 shares for Mr. Unruh, 537,500 shares for Dr. Leitner, 225,000 shares for Mr. Isaacman, 92,500 shares for Mr. Myers, 17,500 shares for Mr. Silverman, and 1,595,500 shares for all directors and executive officers as a group.

(2)   Dr. Myers is also a member of the board of directors of Spescom Ltd., and Mr. Isaacman served as its Director of Corporate Finance until October 2005.  As affiliates of Spescom Ltd., Mr. Isaacman and Dr. Myers could be deemed to be beneficial owners of the shares of common stock of the Company owned by Spescom Ltd.  However, Mr. Isaacman and Dr. Myers disclaim beneficial ownership of all such shares.

(3)   Amount includes 11,757,778 shares of the Company’s common stock issuable upon conversion of the Series F Preferred Stock at an initial conversion price of $.45 per share.

(4)   The primary business address of Spescom Ltd. and Messrs. Isaacman and Myers is Spescom Park, Cnr. Alexandra & Second Street, Halfway House, Midrand 1685, South Africa.

(5)   Amount includes 29,559,515 shares of the Company’s common stock, (i) up to 26,896,552 of which are issuable upon conversion of the Series H Preferred Stock at a at a conversion price equal to 85% of the market price (the volume weighted average price of the Company’s common stock during the 5 trading days prior to conversion, subject to adjustment), provided that in no event shall the conversion price exceed a ceiling price of $0.40 per share, or be less than a floor price which varies with the aggregate gross revenues of the Company during the last four fiscal quarters for which revenues have been reported by the Company prior to such time, but which will not be lower than $0.0725 per share and not higher than $0.16 per share; (ii) 2,200,000 of which are issuable upon exercise of a warrant at an exercise price of $0.44 per share; and (iii) 462, 963 of which are issuable upon exercise of a warrant at an exercise price of $0.27 per share.

(6)   The primary business address of Monarch Pointe Fund, Ltd. is c/o Bank of Ireland Securities Services, Ltd., New Century House, International Financial Services Center, Mayor Street Lower, Dublin 1, Republic of Ireland.

(7)   The primary business address of Forest Securities Limited is Polygon Hall, P.O. Box 135, Le Marchant Street, St. Peter Port, Guernsey, GY1 4EL.

(8)   Mr. Mostert resigned as Chief Executive Officer and Director of the Company effective August 16, 2005.

(9)   Mr. Leitner was terminated as an officer of the company effective September 30, 2005.

(10) Mr. Stentiford was appointed interim Chief Executive Officer of the Company effective August 16, 2005.  On August 30, 2005 he was appointed a Director of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

The transactions described below each involve Spescom Ltd.  As of January 23, 2006, Spescom Ltd. owned approximately 56% of the outstanding common shares of the Company after giving effect to the conversion of the shares of the Company’s Series F Preferred Stock held by Spescom Ltd.

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

On September 30, 2003, the Company issued 5,291 shares of its Series F Convertible Preferred Stock (the “Preferred Shares”) to Spescom Ltd. in consideration of the cancellation of $5,291,102.85 of its debt owed to Spescom Ltd. and Spescom Ltd.’s United Kingdom subsidiary, Spescom Ltd. (“Spescom Ltd. UK”).

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

In November 2005 the Company’s wholly owned subsidiary, Spescom Software Ltd. agreed to guarantee certain loan obligations of Spescom Ltd. totaling $5.4 million as of December 31, 2005.  The proceeds of these loans had been used by Spescom Ltd. in prior years to provide working capital to the Company.  The guarantee is secured by the assets of Spescom Software Ltd. which totaled $345,000 at September 30, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In April 2004 the Company terminated Grant Thornton LLP as the Company’s independent public accountants and appointed Singer Lewak Greenbaum & Goldstein LLP. The following fees were paid to Singer Lewak Greenbaum & Goldstein LLP and Grant Thornton LLP for services provided to the Company for the fiscal years ended September 30, 2005 and 2004:

	For the year ended September 30,
	2005	2004

Audit Fees	$206,666	$258,801
Audit-Related Fees	24,992	2,483
Tax Fees	—	13,661	(1)
All other fees	—	—
Total	$231,658	$274,945

(1)           Tax fees relate to preparation of the Company’s tax return.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

3.1 (1)	Registrant’s Articles of Incorporation, as amended.

3.2*	Registrant’s Bylaws, as amended.

4.1*	Specimen certificate of Common Stock

4.2 (2)	Certificate of Determination of Series F Convertible Preferred Stock of Altris Software, Inc., dated September 29, 2003.

4.3 (3)	Certificate of Determination of Series G Convertible Preferred Stock of Spescom Software Inc., dated November 5, 2004.

4.4 (4)	Certificate of Determination of Series H Convertible Preferred Stock of Spescom Software Inc., dated October 25, 2005.

4.5 (5)	Registration Rights Agreement by and among Altris Software, Inc., Spescom Limited, and Spescom Ltd., dated September 30, 2003.

4.6 (6)	Form of Warrant to Purchase Common Stock of Altris Software, Inc.

4.7 (7)	Registration Rights Agreement by and among Altris Software, Inc. and certain shareholders, dated August 31. 2003.

4.8 (8)	Registration Rights Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004.

4.9 (9)	Registration Rights Agreement by and among the Company, Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, dated October 25, 2005.

4.10 (10)	Warrant to Purchase Common Stock issued to Mercator Advisory Group, LLC, dated November 5, 2004.

4.11 (11)	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated November 5, 2004.

4.12 (12)	Warrants to Purchase Common Stock issued to Trilogy Capital Partners, dated November 4, 2004.

4.13(13)	Warrant to Purchase 550,000 shares of Common Stock of Spescom Software Inc. issued to Cappello Capital Corp.

4.14(14)	Warrant to Purchase 275,000 shares of Common Stock of Spescom Software Inc. issued to Cappello Capital Corp.

4.15 (15)	Warrant to Purchase Common Stock issued to M.A.G. Capital, LLC, dated October 25, 2005.

4.16 (16)	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated October 25, 2005.

4.17 (17)	Public Relations Agreement Between Liolios Group, Inc. and the Company dated November 15, 2005.

10.1 (18)	Lease between CFD-Mesa Ridge Partners and Altris Software, Inc., dated April 1, 2003.

10.2 (19)	10.0% promissory note due October 15, 2003 in principal amount of $1,235,076 issued by Altris Software, Inc. to Spescom Limited, a South African corporation on February 15, 2002.

10.3 (20)	10.0% promissory note due October 15, 2003 in principal amount of $1,810,383 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on February 15, 2002.

10.4 (21)	Security Agreement between Altris Software, Inc. and Spescom Limited, a United Kingdom corporation, and Spescom Limited, a South African corporation, dated February 15, 2002.

10.5 (22)	10% promissory note due upon demand in principal amount of $400,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on March 15, 2002.

10.6 (23)	Security Agreement dated March 15, 2002 between Altris Software, Inc., a California corporation, and Spescom Limited, a United Kingdom corporation.

10.7 (24)	Pledge Agreement dated March 15, 2002 by and between Altris Software, Inc., a California corporation, Spescom Limited, a United Kingdom corporation, and Solomon Ward Seidenwurm & Smith, LLP.

10.8 (25)	10.0% promissory note due upon demand in principal amount of $500,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on April 19, 2002.

10.9 (26)	10.0% promissory note due upon demand in principal amount of $700,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on May 31, 2002.

10.10 (27)	Debt Conversion Agreement by and between Altris Software, Inc., Spescom Limited, and Spescom Ltd., dated September 30, 2003.

10.11 (28)	Promissory Note dated November 18, 2003 issued by Spescom Software Inc. to Spescom Ltd., a United Kingdom Corporation.

10.12 (29)	Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004.

10.13 (30)

Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, dated October 25, 2005 and associated Form of Registration Rights Agreement and Form of Warrant to Purchase Common Stock.

10.14 (31)	Letter of guarantee between Spescom Software Limited and Absa Bank Limited, dated November 9, 2005

10.14 (32)	Amended and restated 1996 Stock Incentive Plan.

10.15 (33)	Form of Incentive Stock-Option Agreement, Non-Statutory Stock-Option Agreement and Restricted Stock Option Agreement under Amended and Restated 1996 Stock Incentive Plan.

10.16 *	1987 Stock Option Plan, as amended April 27, 1994.

10.17*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under 1987 Stock Option Plan.

21.1 (34)	Subsidiaries of the Registrant

23.1**	Consent of Singer Lewak Greenbaum and Goldstein LLP

23.2**	Consent of Grant Thornton LLP

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Form 10-K filed on December 6, 2004.
(2)	Incorporated by reference to Exhibit 99.3 to the Form 8-K filed on October 10, 2003.
(3)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 12, 2004.
(4)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 31, 2005.
(5)	Incorporated by reference to Exhibit 99.4 to the Form 8-K filed on October 10, 2003.
(6)	Incorporated by reference to Exhibit 99.2 to the Form 8-K filed on October 1, 2003.
(7)	Incorporated by reference to Exhibit 99.3 to the Form 8-K filed on October 1, 2003.
(8)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 12, 2004.
(9)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 31, 2005.
(10)	Incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 12, 2004.
(11)	Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 12, 2004.
(12)	Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 12, 2004.
(13)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 28, 2005.
(14)	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 28, 2005.
(15)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 31, 2005.
(16)	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 31, 2005.
(17)	Incorporated by reference to Exhibit 4.17 to the Form 10-K filed on January 4, 2006.
(18)	Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 14, 2003
(19)	Incorporated by reference to Exhibit 10.28 to the Form 10-Q filed on May 15, 2002.
(20)	Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.
(21)	Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.
(22)	Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.
(23)	Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.
(24)	Incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002.

(25)	Incorporated by reference to Exhibit 10.34 to the Form 10-Q filed on August 14, 2002.
(26)	Incorporated by reference to Exhibit 10.35 to the Form 10-Q filed on August 14, 2002.
(27)	Incorporated by reference to Exhibit 99.2 to the Form 8-K filed on October 10, 2003.
(28)	Incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on February 13, 2004.
(29)	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 12, 2004.
(30)	Incorporated by reference to Exhibits 10.1, 10.3 and 10.6 to the Form 8-K filed on October 31, 2005.
(31)	Incorporated by reference to Exhibit 10.14 to the Form 10-K filed on January 4, 2006.
(32)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on April 5, 2004.
(33)	Incorporated by reference to Exhibit 10.6 to the Form 10-k filed March 31, 1997.
(34)	Incorporated by reference to Exhibit 21 to the Form 10-K filed on December 20, 2002.

*	Incorporated herein by this reference from previous filings with the Securities and Exchange Commission
**	Previously filed with Form 10-K filed on January 4, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 27, 2006.

SPESCOM SOFTWARE INC.

By:	/s/ Keith Stentiford
Keith Stentiford
Chief Executive Officer

By:	/s/ John W. Low
John W. Low
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Keith Stentiford	Director and Chief Executive Officer (Principal Executive Officer)	January 27, 2006
Keith Stentiford

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 27, 2006
John W. Low

/s/ D. Ross Hamilton	Director	January 27, 2006
D. Ross Hamilton

/s/ James Myers	Director	January 27, 2006
James Myers

/s/ Larry D. Unruh	Director	January 27, 2006
Larry D. Unruh

/s/ Michael Silverman	Director	January 27, 2006
Michael Silverman

INDEX TO EXHIBITS

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.