Form 10-Q
period 2005-12-31
SPESCOM SOFTWARE INC
filed 2006-02-14
CIK 813747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2005.

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

Large Accelerated Filer ☐                  Accelerated Filer ☐             Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).

YES         ☐            NO          ☒

Number of shares of Common Stock outstanding at February 14, 2006:  36,818,528

Number of Sequentially Numbered Pages: 23

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPESCOM SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$396,000	$285,000
Receivables, net	575,000	613,000
Other current assets	187,000	72,000
Total current assets	1,158,000	970,000

Property and equipment, net	153,000	168,000
Computer software, net	503,000	477,000
Other assets	30,000	30,000
Total assets	$1,844,000	$1,645,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$531,000	$374,000
Payable to Spescom Ltd.	282,000	213,000
Preferred stock dividend payable to Spescom Ltd.	645,000	568,000
Accrued liabilities	1,160,000	1,407,000
Lease obligations– current portion	43,000	41,000
Notes and accrued interest payable to Spescom Ltd.	994,000	—
Deferred revenue	2,806,000	3,026,000
Total current liabilities	6,461,000	5,629,000

Notes and accrued interest payable to Spescom Ltd.	—	917,000
Lease obligations	46,000	59,000
Total liabilities	6,507,000	6,605,000

Series H redeemable preferred stock, par value $0.01 per share, 2,450 remaining shares authorized; 1,950 shares issued and outstanding at December 31, 2005	1,950,000	—

Shareholders’ deficit:
Convertible preferred stock, 243,239 remaining shares authorized
Series F - par value $1.00 per share; 5,291 shares authorized, issued and outstanding at December 31, 2005 and September 30, 2005	6,790,000	6,790,000
Series G - par value $0.01 per share; 1,670 remaining shares authorized; 1450 shares issued and outstanding at September 30, 2005	—	1,450,000
Common stock, no par value, 100,000,000 shares authorized; 36,818,528 shares issued and outstanding at December 31, 2005 and September 30, 2005	76,207,000	75,938,000
Common stock warrants	1,678,000	1,506,000
Accumulated other comprehensive loss	(318,000)	(353,000)
Accumulated deficit	(90,970,000)	(90,291,000)
Total shareholders’ deficit	(6,613,000)	(4,960,000)

Total liabilities and shareholders’ deficit	$1,844,000	$1,645,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31,
	2005	2004
Revenues:
Licenses	$564,000	$268,000
Services and other	1,268,000	1,385,000
Total revenues	1,832,000	1,653,000

Cost of revenues:
Licenses	122,000	44,000
Services and other	540,000	614,000
Total cost of revenues	662,000	658,000

Gross profit	1,170,000	995,000

Operating expenses:
Research and development	203,000	346,000
Marketing and sales	653,000	824,000
General and administrative	441,000	399,000
	1,297,000	1,569,000

Loss from operations	(127,000)	(574,000)

Interest expense	(52,000)	(30,000)
Net loss	(179,000)	(604,000)

Deemed preferred dividend	(500,000)	(2,200,000)
Net loss available after deemed preferred dividend	(679,000)	(2,804,000)

Cumulative preferred dividends	(88,000)	(74,000)
Net loss available to common shareholders	$(767,000)	$(2,878,000)

Earnings (loss) per share:
Basic and diluted	$(0.02)	$(0.08)
Weighted average shares outstanding:
Basic and diluted	36,819,000	34,159,000

Statement of Comprehensive Loss
Net loss	$(179,000)	$(604,000)
Other Comprehensive income (loss):
Foreign currency translation adjustment	34,000	(49,000)
Comprehensive loss	$(145,000)	$(653,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(179,000)	$(604,000)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	25,000	26,000
Unpaid interest on notes payable	48,000	31,000
Share-based compensation	54,000	—
Deferred payment of professional services by Spescom Ltd.	33,000	—
Compensation for warrants issued to consultants	4,000	—
Changes in assets and liabilities:
Receivables, net	31,000	127,000
Other current assets	(91,000)	4,000
Accounts payable	165,000	(28,000)
Payable to Spescom Ltd.	95,000	5,000
Accrued liabilities	(268,000)	(249,000)
Deferred revenue	(192,000)	(344,000)
Net cash used in operating activities	(275,000)	(1,032,000)

Cash flows from investing activities:
Purchases of property and equipment	(1,000)	(2,000)
Capitalization of development costs	(35,000)	—
Purchases of software	(2,000)	(30,000)
Net cash used in investing activities	(38,000)	(32,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	2,000
Net proceeds from private placement	436,000	1,782,000
Payments on capital lease obligations	(11,000)	(6,000)
Net cash provided by financing activities	425,000	1,778,000

Effect of exchange rate changes on cash	(1,000)	(11,000)

Net increase in cash and cash equivalents	111,000	703,000
Cash and cash equivalents at beginning of period	285,000	109,000

Cash and cash equivalents at end of period	$396,000	$812,000

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2005 and for the three months ended December 31, 2005 and 2004 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2005.  It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2005 and September 30, 2005, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. W.H. Smith Ltd., CSC International Systems, Pan American Energy, and City of Lancaster accounted for 17%, 14%, 13% and 10%, respectively, of trade accounts receivable at December 31, 2005 as compared to W.H. Smith Ltd. and Entergy Operations, which accounted for 33% and 28%, respectively, of trade accounts receivable at September 30, 2005.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Florida Power and Light, Constellation Energy Group and W.H. Smith Ltd. accounted for 16%, 13% and 11%, respectively, of revenue for the three months ended December 31, 2005 while Network Rail and Constellation Energy Group accounted for 19% and 11%, respectively, of revenue for the three months ended December 31, 2004.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Software Development Costs

Software development costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software development costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to five years. For the three months ended December 31, 2005 software development costs totaling $35,000 were capitalized while amortization expense was $9,000. There were no capitalized software development costs or amortization expense for the three months ended December 31, 2004. As of December 31, 2005 and September 30, 2005, the balance of software development capitalized totaled $513,000 and $478,000, respectively, with accumulated amortization of $10,000 and $1,000, respectively.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

Share-Based Payments

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 1996 plan is 7,425,000.  As of December 31, 2005, options to purchase 5,733,000 shares are outstanding and 1,342,962 shares are available for grant.

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

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R are effective for the Company beginning in the quarter ended December 31, 2005.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on October 1, 2005, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

For the three months ended December 31, 2005
Dividend Yield	0%
Expected Volatility	213%
Risk free interest rate	4.47%
Expected lives	10 yrs

The weighted –average estimated fair value of employee stock options granted during the three months ended December 31, 2005 using the Black-Scholes model were as follows:

For the three months ended December 31, 2005
Research and development	$3,000
Marketing and sales	18,000
General and administrative	33,000

Share-based compensation	$54,000

Basic and diluted net loss per share attributable to common
Basic	$—
Diluted	$—

A summary of option activity under the Plan as of December 31, 2005, and changes during the three months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregrate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
	(000)
Outstanding Options at September 30, 2005	4,856	$0.30

Granted	920	$0.11

Exercised	—	—

Forfeited or expired	(43)	$0.45

Outstanding at December 31, 2005	5,733	$0.27	7.4 yrs	$67,110

Exercisable at December 31, 2005	4,031	$0.31	6.8 yrs	$27,960

The weighted average grant-date fair values of options granted during the quarter ended December 31, 2005 were $0.11 per share.  There were no options exercised for the three months ended December 31, 2005.

A summary of the status of our nonvested stock options as of December 31, 2005, and changes during the quarter ended December 31, 2005, is presented below:

	Number of Shares	Weighted average grant-date fair value per share
Nonvested at September 30, 2005	1,098,000	$0.30
Granted	920,000	$0.11
Vested	(316,000)	$0.11
Nonvested at December 31, 2005	1,702,000	$0.30

As of December 31, 2005 there was $145,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1996 Plan.  That cost is expected to be recognized over a period of 3 years.  The total fair value of shares vested during the three months ended December 31, 2005 was $35,000.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

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

No compensation cost was recognized for employee stock option grants during 2005 based upon the intrinsic value method, which were fixed in nature, as the options were granted at exercise prices equal to fair market value on the date of grant. Had compensation cost for the Company’s employee stock-based compensation plan been determined based on the fair value at the grant dates the disclosure requirements of SFAS No. 148, which amends the disclosure requirements of FAS 123, would have been as follows:

For the three months ended December 31, 2004
Net loss used in computing net loss per share
As reported	$(2,878,000)
Subtract: Total stock based employee compensation expense value based method for all awards, net of related tax effects	(58,000)
Pro forma net loss	$(2,936,000)

Basic and diluted net loss per share attributable to common
As reported	$(0.09)
Pro forma	$(0.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

For the three months ended December 31, 2004
Dividend Yield	0%
Expected Volatility	235%
Risk free interest rate	4.23%
Expected lives	10 yrs

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

Statements of Cash Flows

The following table provides supplemental cash flow information:

	For the three months ended December 31,
	2005	2004
Supplemental cash flow information:
Interest paid	$4,000	$2,000

Non-cash financing and investing activities:
Accrued preferred stock dividends	$88,000	$74,000
Warrants issued for services	39,000	30,000
Deemed dividend on private placement	500,000	2,200,000
Expiration of warrants	—	133,000
	$627,000	$2,437,000

Note 3 – Spescom Ltd. Transactions and Related Parties

As of December 31, 2005 and September 30, 2005 there were 5,291 shares of Series F Convertible Preferred Stock with a stated value of $1,000 per share held by Spescom Ltd., the majority shareholder of the Company. The Series F Convertible Preferred Stock is convertible into common stock, at a stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd. through September 30, 2008. The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of December 31, 2005, unpaid dividends and accrued interest amounted to $595,000 and $50,000, respectively. As of September 30, 2005, unpaid dividends and accrued interest amounted to $529,000 and $39,000, respectively.

Related party liabilities consist of the following:

	December 31, 2005	September 30, 2005

Payable to Spescom Ltd. UK	$282,000	$213,000

Payable to Spescom Ltd.	$363,000	$302,000
Notes and accrued interest payable on demand - Spescom Ltd. UK	631,000	615,000
	$994,000	$917,000

The Company has two existing demand notes payable to Spescom Ltd. UK, a wholly owned subsidiary of Spescom Ltd.,  for $400,000 and $100,000, each bearing interest rate of 10% per annum.  As of December 31, 2005 and September 30, 2005, the balance owed on the notes including interest was $631,000 and $615,000, respectively.Spescom Ltd. has agreed that it will not cause Spescom Ltd. UK to demand repayment under the two notes prior to October 1, 2006.  Interest expense on the notes was $16,000 and $14,000 for the three months ended December 31, 2005 and 2004, respectively.  These notes are collateralized by a security interest in favor of both Spescom Ltd. and Spescom Ltd. UK in respect of all the Company’s assets. In November 2005 the Company’s wholly owned subsidiary, Spescom Software Ltd. agreed to guarantee certain loan obligations of Spescom Ltd. totaling $5.4 million as of December 31, 2005.  The proceeds of these loans had been used by Spescom Ltd. in prior years to provide working capital to the Company. The guarantee is secured by the assets of Spescom Software Ltd. which totaled $342,000 as of December 31, 2005.

Under a royalty arrangement beginning in fiscal 2004, Spescom Ltd. resells the Company’s software and maintenance services in South Africa.  Royalty revenue recognized under this agreement for the three months ended December 31, 2005 and December 31, 2004 totaled $37,000 and $9,000, respectively.  In September 2005, Spescom Ltd. performed certain marketing and business development projects for the company along with assisting in raising working capital. Spescom Ltd. had agreed to defer payment for these services until after October 1, 2006. However, interest will accrue on the balance owed at a rate of 11%. The total expense relating to these services was $302,000 for the year ended September 30, 2005 and additional expense of $2,000 was recorded for the three months ended December 31, 2005. As of December 31, 2005, the total unpaid services and interest amounted to $304,000 and $8,000, respectively. At December 31, 2005 personnel related charges are due to Spescom totaled $51,000.

Spescom Ltd. UK provides certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company is billed a monthly fee by Spescom Ltd. UK for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities.  For the three months ended

December 31, 2005 and 2004, the administrative fees totaled $143,000 and $153,000, respectively.  The office rent for the Company’s United Kingdom operations included in the administrative fee totaled $84,000 and $90,000 for the three months ended December 31, 2005 and 2004, respectively.  At December 31, 2005 and September 30, 2005 the Company had a payable to Spescom Ltd. UK of $282,000 and $213,000, respectively. In 1999, as part of an agreement to sell a 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd. UK; however, the landlord did not grant its consent to the assignment and as such Spescom Ltd.UK has paid the lease for the entire office directly to the landlord.  The lease expires in March 2006 and has an annual rent of $597,000.  A portion of the office has been subleased to third party tenants for an annual rent of $274,000.  The subleases also expire March 2006.

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

Note 4 – Receivables

	December 31,	September 30,
	2005	2005
Receivables consist of:
Receivables	$583,000	$621,000
Less: allowance for doubtful accounts	(8,000)	(8,000)
	$575,000	$613,000

Note 5 – Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

	For three months ended December 31,
	2005	2004
Net loss available for common shareholders	$(767,000)	$(2,878,000)

Common stock and common stock equivalents	36,819,000	34,159,000

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

As of December 31, 2005, a total of 5,733,000 stock options, 6,468,428 common stock warrants and, 5,291 and 1,950 shares of Series F and H Convertible Preferred Stock, respectively, were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive. There were no shares of Series G Convertible Preferred Stock at December 31, 2005. As of December 31, 2004, a total of 5,393,846 stock options, 3,758,335 common stock warrants and, 5,291 and 2,200 shares of Series F and Series G Convertible Preferred Stock, respectively, were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive.

Note 6 – Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software product.

Revenues by customer location are as follows:

	For the three months ended December 31,
	2005	2004
United States	$1,209,000	$917,000
Europe, primarily United Kingdom	492,000	722,000
Other International	131,000	14,000
	$1,832,000	$1,653,000

	December 31,	September 30,
	2005	2005
Identifiable assets from continuing operations:
United States	$1,502,000	$1,300,000
Europe, United Kingdom	342,000	345,000
	$1,844,000	$1,645,000

Note 7—Redeemable Preferred Stock

October 2005 Private Placement

On October 25, 2005, the Company completed a private placement issuing 1,950 shares of Series H Preferred Stock and warrants for the purchase of 925,926 common shares in exchange for cash of $500,000 and 1,450 shares of previously issued Series G Preferred Stock. The common stock warrants have an exercise price of $0.27 per share and expire October 25, 2008. In connection with this transaction, the 1,450 shares of Series G Preferred Stock were cancelled by the Company. Expenses relating to the transaction totaled $64,000 primarily relating to legal and accounting fees. Pursuant to the terms of the financing, the Company filed a registration statement on January 6, 2006 for the common shares issuable under the Series H Preferred Stock and related warrants.

The shares of Series H Preferred Stock issued are convertible into common stock at the conversion rate in effect at the time of conversion.  The conversion price per share of the Series H Preferred Stock is equal to 85% of the market price (the volume weighted average price of the Company’s common stock during the 5 immediately preceding trading days), provided that in no event shall the conversion price exceed a ceiling price of $0.40 per share, or be less than a floor price which varies with the aggregate gross revenues of the Company during the last four fiscal quarters for which revenues have been reported by the Company prior to such time, but which will not be lower than $0.0725 per share and not higher than $0.16 per share.

Under the terms of the Series H Preferred Stock, if the Company has not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company (subject to certain exceptions), or disposition of all on substantially all of the assets of the Company, on or before April 30, 2006, the holders of Series H Preferred Stock may, by the vote not later than June 30, 2006 of at least two-thirds of the then-outstanding shares, elect to have all of the outstanding shares of Series H Preferred Stock redeemed by the Company.  Upon such election, the Company would be obligated to redeem the Series H Preferred Stock at an amount equal to $1,000 per share plus all declared but unpaid dividends.  In the event that the holders of Series H Preferred Stock exercise their redemption right but the Company does not have sufficient funds available to redeem the Series H Preferred Stock in accordance with applicable law, the holders of Series H Preferred Stock as a class will be entitled to elect the smallest number of directors of the Company constituting a majority of the authorized number of directors. Due to this conditional redemption feature the Series H Preferred Stock has been excluded from stockholders’ equity and liabilities on the balance sheet until the condition are resolved.

The terms of the financing provide for a second closing to have occurred no later than January 20, 2006, under which the Company would issue an additional 500 shares of Series H Preferred Stock and additional warrants for the purchase of 925,926 common shares in exchange for cash of $500,000. The obligations of the purchasers to consummate the second closing were subject to certain conditions, including that the closing price of the Company’s common stock would be $0.16 or greater for 20 consecutive trading days. This stock price condition was not satisfied and the second closing was not completed. The Company is currently in discussions with the investor regarding revised terms for the additional $500,000.

In accordance with EITF 00-27 “Application of issue No 98-5 to Certain Convertible Instruments,” the Company calculated, using the Black –Scholes method, the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $500,000.

Note 8—Equity

November 2004 Private Placement

On November 5, 2004, the Company completed a financing arrangement whereby the Company issued 2,200 shares of our Series G Preferred Stock along with 2,750,000 common stock warrants for gross proceeds of $2,200,000. The Series G Preferred Stock was convertible into common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock during the five trading days immediately preceding the conversion date; however, the conversion price could be no higher than $0.40 per share and no lower than $0.30 per share. The 2,750,000 warrants have an exercise price of $0.44 per share and expire November 5, 2007. The Company incurred $418,000 in expenses related to the transaction and issued 825,000 common stock warrants to an investment consulting firm. The 825,000 warrants were comprised of 550,000 warrants with an exercise price of $0.40 per share which expire November 5, 2009 and 275,000 warrants with an exercise price of $0.44 per share which expire on November 5, 2007. In connection with the financing, the Company recorded a beneficial conversion of $2,200,000 on the Series G Preferred Stock as a deemed dividend for the three months ended December 31, 2004. During fiscal 2005, 750 shares of the Series G Preferred Stock were converted into 2,428,000 shares of common stock. As part of the private placement in October 2005 the Company exchanged the 1,450 remaining shares of Series G Preferred Stock for 1,450 shares of Series H Preferred Stock. The shares of the Series G Preferred Stock have been cancelled by the Company. (See Note 7)

Issuance of Warrants to Investor Relations Firm

During November 2005, the Company entered into a six-month engagement with an investment relations firm to develop and implement a marketing program to promote financial market and investor awareness for the Company. The investor relations firm will receive warrants to purchase 50,000 shares of the Company’s common stock per month at an exercise price of $0.10 per share for a total of 300,000 shares over the six-month contract. The warrants have a three year term from the date of issuance. In addition the investment relations firm can earn a one time performance warrant to purchase 500,000 shares of the Company’s common stock at $0.25 per share if during the term of the agreement the volume weighted average price of the Company’s common stock is above $0.50 for five consecutive days. The investment relations firm has also been granted standard piggyback registration rights with respect to any shares issuable to it by the Company pursuant to warrants received under the agreement. Under EITF 96-19 the fair value of the warrants to purchase 300,000 and 500,000 shares of common stock was determined to be $39,000 and will be expensed ratably over the six month term of the service agreement.

Note 9 - Recent Pronouncements

There have not been any recent accounting pronouncements since the Company’s last filing that would have a material effect on the financial statements of the Company.

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

We develop, market and support eB, our integrated suite of collaborative document, configuration and records management software solutions. Our revenues in the three months ended December 31, 2005 increased by 11% from the same period in the prior fiscal year due to higher license sales as a result of a large software license sale sold to Florida Power and Light. During the three months ended December 31, 2004 there were no large license sales. The Company’s license revenue fluctuates from quarter to quarter as reflected by the increase in license sales during the quarter.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training. Of our total revenues for the three months ended December 31, 2005, license revenues accounted for 31%, maintenance services revenues accounted for 40% and non-maintenance services represented 29%.

Many of our customers are located outside the United States, with foreign-originated revenues accounting for 34% and 45% of revenues for the three months ended December 31, 2005 and 2004, respectively. The decrease in foreign revenues was magnified by a foreign currency loss of $37,000 due to  the declining value of the British pound to the dollar in the first quarter of fiscal 2006 versus the same period fiscal 2005.

While revenues increased, our cost of revenues remained relatively unchanged when compared to the same period in the prior fiscal year. Operating expenses decreased by 17% primarily as a result of a reduction in personnel implemented in the second half of fiscal 2005 and lower professional fees during the current period.

At December 31, 2005, our principal sources of liquidity consisted of $396,000 of cash and cash equivalents, compared to $285,000 at September 30, 2005. On October 25, 2005, we completed a private placement of preferred stock which resulted in gross proceeds of $500,000.

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

Software Development Costs

Software development costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers.   Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to five years.

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

RESULTS OF OPERATIONS

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	For the three months ended December 31,
	2005	2004
Revenues
Licenses	31%	16%
Services and other	69%	84%
Total revenues	100%	100%

Cost of revenues
Licenses	7%	3%
Services and other	29%	37%
	36%	40%

Gross profit	64%	60%

Operating expenses:
Research and development	11%	21%
Marketing and sales	36%	50%
General and administrative	24%	24%
	71%	95%

Income (loss) from operations	(7)%	(35)%

Interest expense	(3)%	(2)%

Net loss	(10)%	(37)%

Deemed dividend	(27)%	(133)%
Cumulative preferred dividends	(5)%	(4)%
Net loss available to common shareholders	(42)%	(174)%

Revenues

License Revenues

(in thousands)

	2005	Change	2004
License revenues	$564	110%	$268
Percentage of total revenues	31%		16%

License revenues increased by $296,000, or 110%, to $564,000 from $268,000 for the three months ended December 31, 2005 compared to the same period a year ago.  The Company’s license revenues fluctuate from quarter to quarter which is reflected by the increase in license sales in the current quarter. In the current quarter, a large sale of licenses to Florida Power and Light amounted to $269,000 while there was no similar size sales in the prior year.

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

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various industries, including those targeted directly by the Company.  Sales through indirect channels for the three months ended December 31, 2005 amounted to $133,000 or 7% compared to $167,000, or 10% for the same period in the prior year. The Company plans to grow their indirect channel business to be a greater percentage of overall revenue of the Company.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Florida Power and Light, Constellation Energy Group and W.H. Smith Ltd. accounted for 16%, 13% and 11%, respectively, of revenue for the three months ended December 31, 2005 while Network Rail and Constellation Energy Group accounted for 19% and 11%, respectively, of revenue for the three months ended December 31, 2004.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Services and Other Revenues

(in thousands)

	2005	Change	2004
Services and other revenues	$1,268	(8)%	$1,385
Percentage of total revenues	69%		84%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to business process studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenue decreased $117,000, or 8%, from $1,385,000 to $1,268,000 for the three months ended December 31, 2005 compared to the same period a year ago.  The non-maintenance portion of service revenue decreased $55,000, or 9% from $590,000 to $535,000 primarily due to one customer delaying services until the beginning of their new fiscal year, April 1, 2006.   Also in this quarter, maintenance revenue decreased $63,000, or 8% from $795,000 to $732,000. The decrease in maintenance is primarily the result of a customer that did not renew their maintenance since they had been acquired by another entity.

We anticipate that service and other revenue will fluctuate primarily due to sales to new customers because they require more services that typically include a business process study, integration with other business systems and training.  In addition, service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of License Revenues

(in thousands)

	2005	Change	2004
Cost of license revenues	$122	177%	$44
Percentage of total revenues	7%		3%

Cost of licenses revenues consists of costs associated with reselling third-party products and amortization of capitalized software development costs.

Cost of license revenue increased by $78,000, or 177%, from $44,000 to $122,000 for the three months ended December 31, 2005 compared to the same period a year ago.  The increase is primarily due to third-party costs associated with the sale in the quarter of a third-party product to one particular customer.  In addition, amortization expense of capitalized software costs increased $9,000 with completion and general release of our eB Version 14 software product during the current quarter.  The increase in third-party costs resulted in a decrease in the gross profit percentage of license revenues to 78% for the three months ended December 31, 2005 as compared to 84% for the same period a year ago.  We expect the cost of license revenues to fluctuate based on fluctuations in license revenues and in customer requirements for third-party software products since the cost of meeting these customer requirements have the largest impact on cost of license revenues.

Cost of Services and Other Revenues

(in thousands)

	2005	Change	2004
Cost of services and other revenues	$540	(12)%	$614
Percentage of services and other revenues	29%		37%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenue decreased $74,000, or 12%, from $614,000 to $540,000 for the three months ended December 31, 2005 compared to the same period a year ago.  The decrease was primarily due to a reduction of personnel in the fourth quarter of fiscal 2005 and lower travel related costs.  The gross profit from services and other revenue as a percentage of services and other revenues increased slightly to 57% for the three months ended December 31, 2005 as compared to 56% for the same period a year ago. We expect the cost of service and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Operating Expenses

Research and Development

(in thousands)

	2005	Change	2004
Research and development expenses	$203	(41)%	$346
Percentage of total revenue	11%		21%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses decreased $143,000, or 41%, from $346,000 to $203,000 for the three months ended December 31, 2005 compared to the same period a year ago.  The decrease was due primarily to reductions in engineering personnel implemented in June 2005. In addition $35,000 of software development costs were capitalized in the three months ended December 31, 2005 versus no costs being capitalized in the three months ended December 31, 2004. We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to remain at the current levels in absolute dollar amounts in the next several quarters. However, our ability to increase research and development spending may be adversely impacted by our limited cash flow and liquidity.

Marketing and Sales

(in thousands)

	2005	Change	2004
Marketing & sales expenses	$653	(21)%	$824
Percentage of total revenue	36%		50%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses decreased $171,000, or 21%, from $824,000 to $653,000 for the three months ended December 31, 2005 compared to the same period a year ago.  The decrease in marketing and sales expenses is primarily due to decreases of $90,000 in marketing and sales personnel and their related costs in connection with the staff reductions the Company implemented in September 2005. The Company also reduced marketing costs by $81,000 primarily related to trade shows and travel.

We expect marketing and sales expense to decrease in absolute dollar amounts and as a percentage of total revenue in the current fiscal year.

General and Administrative

(in thousands)

	2005	Change	2004
General and administrative expenses	$441	11%	$399
Percentage of total revenue	24%		24%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses increased by $42,000, or 11%, from $399,000 to $441,000 for the three months ended December 31, 2005 compared to the same period a year ago.  The overall increase was due primarily to the recognition of employee stock option expense of $54,000 as required by SFAS 123R beginning during the current period.

We expect that general and administrative expenses will increase in absolute dollars in comparison to the prior year due to the share based compensation expense under the newly implemented SFAS 123R.

Interest Expense

Interest expense consists primarily of fixed interest obligations on our outstanding debt to Spescom Ltd. as well as interest paid on capital lease obligations.  Interest expense was $52,000 for the three months ended December 31, 2005 as compared to $30,000 for the same period a year ago.  The increase is due primarily to increased debt balances owed to Spescom Ltd. on several outstanding notes payable as well as interest on accrued preferred dividends and certain accounts payable.

Deemed Dividends

In October 2005 the Company completed a financing arrangement whereby the Company issued 1,950 shares of our Series H Preferred Stock along with 925,926 common stock warrants for gross proceeds of $500,000 and the exchange and cancellation of 1,450 shares of Series G Convertible Preferred Stock. In accordance with EITF 00-27 “Application of issue No 98-5 to Certain Convertible Instruments,” the Company calculated using the Black –Scholes method the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $500,000.

In the prior year the Company also had a deemed dividend in connection with a financing arrangement whereby the Company issued 2,200 shares of Series G Preferred Stock along with 2,750,000 common stock warrants for gross proceeds of $2,200,000. The Company calculated using the Black –Scholes method the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $2,200,000.

Cumulative Preferred Dividends

The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Series F cumulative preferred dividends earned for the three months ended December 31, 2005 and 2004 were $66,000 for each period. Unpaid dividends accrue interest at the rate of 8% per annum.  As of December 31, 2005, unpaid dividends and accrued interest amounted to $645,000.

The outstanding Series H Preferred Stock is entitled to receive dividends of 6.75% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of Series H Preferred Stock outstanding as of the first day of each such month. For the three months ended December 31, 2005 dividends on the Series H Preferred Stock totaled $22,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, our principal sources of liquidity consisted of $396,000 of cash and cash equivalents compared to $285,000 at September 30, 2005.  Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions or delays in capital expenditures by our customers and intense competition, among other factors.

The Company has received loans from Spescom Ltd. in the past to meet its obligations.  The outstanding balance of our demand notes owed to Spescom Ltd. including interest was $994,000 at December 31, 2005 as compared to $917,000 at September 30, 2005.  Spescom Ltd. has agreed not to call the notes prior to October 1, 2006.

We used cash in operating activities of $275,000 during the three months ended December 31, 2005 primarily related to a net loss during the quarter of $179,000 and reductions in deferred revenue and accrued liabilities of $192,000 and $268,000, respectively. During the three months ended December 31, 2004 we used cash in operating activities of $1,032,000 primarily related to a net loss for the quarter of $604,000 and reductions in deferred revenues and accrued liabilities of $344,000 and $249,000, respectively.

Our investing activities used $38,000 for three months ended December 31, 2005 primarily relating to the capitalization of software development costs for our eB Version 14 product.

Financing activities provided cash of $425,000 for the three months ended December 31, 2005 primarily from the issuance of preferred stock through a private placement on October 25, 2005. The Company intends to use the funds from this private placement to expand its sales and marketing efforts and for liquidity.

The Company believes its capital requirements will continue vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and third party products and receivables management.  The Company’s future liquidity will depend on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured.  Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  Management believes that the Company’s current cash and receivables, as well as additional cash provided by the financing described above and cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital for at least the next year.  However, the Company may not be able to obtain sufficient orders to enable the Company to continue on a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.  Future equity financings, if available to the Company, would be dilutive to the existing holders of the Company’s common stock.  Future debt financings, if available to the Company, would likely involve restrictive covenants.

Off-Balance Sheet Arrangements

At December 31, 2005 and September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at December 31, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
		Less
		Than	1-3	3-5	Over 5
	Total	1 Year	Years	Years	Years

Notes and Accounts Payable to Spescom Ltd.	$1,276,000	$1,276,000	—	—	—
Lease commitments – Operating Leases	$961,000	$249,000	$515,000	$197,000	—
Lease commitments – Capital Leases	$103,000	$51,000	$52,000	—	—
Total	$2,340,000	$1,576,000	$567,000	$197,000	—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. As of December 30, 2005 and September 30, 2005, the Company did not have any investments in money market accounts.

Foreign Currency Exchange Risk

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. For the three months ended December 31, 2005, revenues recorded in the United States were 66% of total revenues, and revenues from Europe and other locations were 34% of total revenues. This compares to 55% and 45% for the same period a year ago.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.  The decrease in revenue for the three months ended December 31, 2005 versus the same period in the prior year was magnified by a foreign currency loss of $37,000 due to a weakened dollar value compared to the pound sterling.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, we have concluded that as of December 31, 2005, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC’s rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

On November 15, 2005, the Company entered into an agreement with Liolios Group, Inc. (“Liolios”), a public relations firm for the provision of public relations services to the Company. As part of the compensation due Liolios, the Company agreed to issue to it, every month the agreement is effective, a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company also agreed to issue to Liolios, as part of the compensation due it, a one-time performance warrant to purchase 500,000 shares of the Company’s common stock at $0.25 per share, which shall vest if during the term of the agreement the volume weighted average price of the Company’s common stock is above $0.50 for five consecutive days. The agreement provides for a term of six months and for continuation of the engagement thereafter on a month-to-month basis under identical monthly compensation until termination in accordance with the provisions of the agreement. The Company believes that the issuance of warrants to Liolios under the agreement is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

ITEM 5 – OTHER INFORMATION

(a)   On November 15, 2005, the Company entered into an agreement with Liolios Group, Inc. (“Liolios”), a public relations firm for the provision of public relations services to the Company. As part of the compensation due Liolios, the Company agreed to issue to it, every month the agreement is effective, a warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The Company also agreed to issue to Liolios, as part of the compensation due it, a one-time performance warrant to purchase 500,000 shares of the Company’s common stock at $0.25 per share, which shall vest if during the term of the agreement the volume weighted average price of the Company’s common stock is above $0.50 for five consecutive days. The agreement provides for a term of six months and for continuation of the engagement thereafter on a month-to-month basis under identical monthly compensation until termination in accordance with the provisions of the agreement. The Company believes that the issuance of warrants to Liolios under the agreement is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

ITEM 6 – EXHIBITS

(a)(3)	Exhibits

4.1 (1)	Certificate of Determination of Series H Convertible Preferred Stock of Spescom Software Inc., dated October 25, 2005.

10.1 (2)	Registration Rights Agreement by and among the Company, Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, dated October 25, 2005.

10.2 (3)	Warrant to Purchase Common Stock issued to M.A.G. Capital, LLC, dated October 25, 2005.

10.3 (4)	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated October 25, 2005.

10.4 (5)	Public Relations Agreement Between Liolios Group, Inc. and the Company dated November 15, 2005.

10.5 (6)

Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, dated October 25, 2005 and associated Form of Registration Rights Agreement and Form of Warrant to Purchase Common Stock.

10.6 (7)	Letter of guarantee between Spescom Software Limited and Absa Bank Limited, dated November 9, 2005

31.1	Section 302 Certification by Keith Stentiford, Chief Executive Officer

31.2	Section 302 Certification by John W. Low, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 31, 2005.

(2)          Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 31, 2005.

(3)          Incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 31, 2005.

(4)          Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 31, 2005.

(5)          Incorporated by reference to Exhibit 4.17 to the Form 10-K filed on January 4, 2006.

(6)          Incorporated by reference to Exhibits 10.1, 10.3 and 10.6 to the Form 8-K filed on October 31, 2005.

(7)          Incorporated by reference to Exhibit 10.14 to the Form 10-K filed on January 4, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Keith Stentiford	Director and Chief Executive Officer (Principal
Keith Stentiford	Executive Officer)	February 14, 2006

/s/ John W. Low	Chief Financial Officer and Secretary (Principal
John W. Low	Financial and Accounting Officer)	February 14, 2006