Form 10-Q
period 2006-06-30
SPESCOM SOFTWARE INC
filed 2006-08-14
CIK 813747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2006.

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

YES          ☒          NO          ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐               Accelerated Filer   ☐               Non-Accelerated Filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES          ☐          NO          ☒

Number of shares of Common Stock outstanding at August 14, 2006:  37,144,494

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPESCOM SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$306,000	$285,000
Receivables, net	436,000	613,000
Other current assets	188,000	72,000
Total current assets	930,000	970,000

Property and equipment, net	152,000	168,000
Computer software, net	451,000	477,000
Other assets	29,000	30,000
Total assets	$1,562,000	$1,645,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$622,000	$374,000
Payable to Spescom Ltd.	181,000	213,000
Preferred stock dividend payable to Spescom Ltd.	846,000	568,000
Accrued liabilities	1,152,000	1,407,000
Lease obligations– current portion	43,000	41,000
Notes and accrued interest payable to Spescom Ltd.	992,000	—
Deferred revenue	2,676,000	3,026,000
Series I redeemable preferred stock, par value $0.01 per share, 2,450 shares authorized; 2,450 shares issued and outstanding at June 30, 2006	2,450,000	—
Total current liabilities	8,962,000	5,629,000

Notes and accrued interest payable to Spescom Ltd.	—	917,000
Lease obligations	25,000	59,000
Total liabilities	8,987,000	6,605,000

Shareholders’ deficit:
Convertible preferred stock, 243,239 remaining shares authorized
Series F - par value $1.00 per share; 5,291 shares authorized, issued and outstanding at June 30, 2006 and September 30, 2005	6,790,000	6,790,000
Series G - par value $0.01 per share; 1,670 remaining shares authorized; 1,450 shares issued and outstanding at September 30, 2005	—	1,450,000
Common stock, no par value, 100,000,000 shares authorized; 37,144,494 and 36,818,528 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	76,403,000	75,938,000
Common stock warrants	1,784,000	1,506,000
Accumulated other comprehensive loss	(388,000)	(353,000)
Accumulated deficit	(92,014,000)	(90,291,000)
Total shareholders’ deficit	(7,425,000)	(4,960,000)

Total liabilities and shareholders’ deficit	$1,562,000	$1,645,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
Revenues:
Licenses	$255,000	$149,000	$1,471,000	$503,000
Services and other	1,278,000	1,148,000	3,954,000	4,120,000
Total revenues	1,533,000	1,297,000	5,425,000	4,623,000

Cost of revenues:
Licenses	78,000	62,000	272,000	170,000
Services and other	542,000	515,000	1,803,000	1,749,000
Total cost of revenues	620,000	577,000	2,075,000	1,919,000

Gross profit	913,000	720,000	3,350,000	2,704,000

Operating expenses:
Research and development	289,000	164,000	774,000	684,000
Marketing and sales	553,000	945,000	1,891,000	2,683,000
General and administrative	441,000	441,000	1,235,000	1,213,000
Total operating expenses	1,283,000	1,550,000	3,900,000	4,580,000

Loss from operations	(370,000)	(830,000)	(550,000)	(1,876,000)

Interest and other income	—	—	4,000	1,000
Interest and other expense	(72,000)	(38,000)	(177,000)	(105,000)
Net loss	(442,000)	(868,000)	(723,000)	(1,980,000)

Deemed preferred dividend	—	—	(1,000,000)	(2,200,000)
Net loss available after deemed preferred dividend	(442,000)	(868,000)	(1,723,000)	(4,180,000)

Cumulative preferred dividends	(97,000)	(66,000)	(283,000)	(235,000)
Net loss available to common shareholders	$(539,000)	$(934,000)	$(2,006,000)	$(4,415,000)

Earnings (loss) per share:
Basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.13)
Weighted average shares outstanding:
Basic and diluted	36,895,000	35,022,000	36,869,000	34,465,000

Statement of Comprehensive Loss
Net loss	$(442,000)	$(868,000)	$(723,000)	$(1,980,000)
Other Comprehensive income (loss):
Foreign currency translation adjustment	(55,000)	46,000	(35,000)	2,000
Comprehensive loss	$(497,000)	$(822,000)	$(758,000)	$(1,978,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(723,000)	$(1,980,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,000	61,000
Unpaid interest on notes payable	151,000	109,000
Share-based compensation	177,000	—
Compensation for warrants issued to consultants	40,000	30,000
Changes in assets and liabilities:
Receivables, net	186,000	187,000
Other current assets	(114,000)	108,000
Accounts payable	248,000	(108,000)
Payable to Spescom Ltd.	(16,000)	—
Accrued liabilities	(307,000)	(17,000)
Deferred revenue	(385,000)	495,000
Net cash used in operating activities	(625,000)	(1,115,000)

Cash flows from investing activities:
Purchases of property and equipment	(42,000)	(15,000)
Capitalization of development costs	(35,000)	(389,000)
Purchases of software	—	(38,000)
Net cash used in investing activities	(77,000)	(442,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	6,000
Proceeds from exercise of warrants	—	17,000
Net proceeds from private placement	764,000	1,750,000
Payments on capital lease obligations	(32,000)	(21,000)
Net cash provided by financing activities	732,000	1,752,000

Effect of exchange rate changes on cash	(9,000)	6,000

Net increase in cash and cash equivalents	21,000	201,000
Cash and cash equivalents at beginning of period	285,000	109,000

Cash and cash equivalents at end of period	$306,000	$310,000

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2006 and for the three and nine months ended June 30, 2006 and 2005 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

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

Contracts are billed based on the terms of the contract. There are no retentions in billed contract receivables. Unbilled contract receivables relate to revenues earned but not billed at the end of the period. Prepaid contract costs are netted against advanced billings on contracts. As of June 30, 2006, prepaid contract cost of $61,000 for one customer contract were netted against billings of $140,000, included under deferred revenues in the balance sheet.  During the quarter ended June 30, 2006 the company recognized $31,000 of revenue for this contract.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 2006 and September 30, 2005, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. Constellation Energy Group and City of Lancaster accounted for 37% and 14%, respectively, of trade accounts receivable at June 30, 2006 as compared to W.H. Smith Ltd. and Entergy Operations, which accounted for 33% and 28%, respectively, of trade accounts receivable at September 30, 2005.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues.  Constellation Energy Group accounted for 15% of revenue for the nine months ended June 30, 2006 while Network Rail and CSC International Systems Ltd. accounted for 18% and 10%, respectively, of revenue for the nine months ended June 30, 2005.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Software Development Costs

Software development costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software development costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to five years. While there was no capitalized software cost for the three months ended June 30, 2006, there was $35,000 of capitalized software development costs for the nine months ended June 30, 2006.  Amortization expense for the three and nine months ended June 30, 2006 totaled $26,000 and $61,000, respectively.  As of June 30, 2006 and September 30, 2005, the net balance of software development capitalized totaled $451,000 and $477,000, respectively, with accumulated amortization of $62,000 and $1,000, respectively.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

Share-Based Payments

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 1996 Plan is 7,425,000.  As of June 30, 2006, options to purchase 5,571,000 shares are outstanding.  The 1996 Plan expired as of March 31, 2006 and therefore no further grants are available from this Plan.

The option vesting period under the plan is determined by the Board of Directors or a Stock Option Committee and usually provides that 25% of the options granted can be exercised 90 days from the date of grant, and thereafter, those options vest and become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the date of grant. Options granted are generally due to expire upon the sooner of ten years from date of grant, thirty days after termination of services other than by reason of convenience of the Company, three months after disability, or one year after the date of the option holder’s death. The option exercise price is equal to the fair market value of the common stock on the date of grant.  Options granted to employees under the 1996 Plan were either incentive stock options or nonqualified options. Only nonqualified options were granted to non-employee directors.

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R were effective for the Company beginning in the quarter ended December 31, 2005.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	For the three	For the nine
	months ended	months ended
	June 30,	June 30,
	2006	2006
Dividend Yield	0%	0%
Expected Volatility	171%	171%
Risk free interest rate	5.1%	5.1%
Expected lives (years)	10	10

The weighted-average estimated fair value of employee stock options granted during the three and nine months ended June 30, 2006 using the Black-Scholes model were as follows:

	For the three	For the nine
	months ended	months ended
	June 30,	June 30,
	2006	2006
Research and development	$4,000	$9,000
Marketing and sales	27,000	57,000
General and administrative	54,000	111,000

Share-based compensation	$85,000	$177,000

Basic and diluted net loss per share attributable to
Basic	$—	$—
Diluted	$—	$—

A summary of option activity under the Plan as of June 30, 2006, and changes during the nine months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(000)	Price	Term	Value

Outstanding Options at September 30, 2005	4,856	$0.30

Granted	2,194	$0.12

Exercised	—	$—

Forfeited or expired	(1,479)	$0.23

Outstanding at June 30, 2006	5,571	$0.25	7.6	$—

Exercisable at June 30, 2006	3,372	$0.32	6.6	$—

The weighted-average grant-date fair values of options granted during the nine months ended June 30, 2006 were $0.12 per share.  There were no options exercised for the nine months ended June 30, 2006.

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

	For the three	For the nine
	months ended	months ended
	June 30,	June 30,
	2005	2005
Net loss used in computing net loss per share
As reported	$(934,000)	$(4,415,000)
Subtract:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax	(39,000)	(154,000)
Pro forma net loss	$(973,000)	$(4,569,000)

Basic and diluted net loss per share attributable to common
As reported	$(0.03)	$(0.13)
Pro forma	$(0.03)	$(0.13)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	For the three	For the nine
	months ended	months ended
	June 30,	June 30,
	2005	2005
Dividend Yield	0%	0%
Expected Volatility	253%	253%
Risk free interest rate	4.0%	4.0%
Expected lives	10	10

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed as net income (loss) divided by the weighted-average number of common shares outstanding during the year. Diluted net income (loss) per common share is computed as net loss divided by the weighted- average number of common shares and potential common shares, using the treasury stock method, outstanding during the year and assumes conversion into common stock at the beginning of each period of all outstanding shares of convertible preferred stock, stock options, warrants and other potential common stock. Computations of diluted net income (loss) per share do not give effect to individual potential common stock for any period in which their inclusion would be anti-dilutive.

Statements of Cash Flows

The following table provides supplemental cash flow information:

	For the nine months ended June 30,
	2006	2005
Supplemental cash flow information:
Interest paid	$3,000	$8,000

Non-cash financing and investing activities:
Accrued preferred stock dividends	$283,000	$198,000
Warrants issued for services	—	—
Acquisition of equipment under capital lease	—	60,000
Deemed dividend on private placement	1,000,000	2,200,000
Expiration of warrants	—	133,000
	$1,283,000	$2,591,000

Note 3 — Spescom Ltd. Transactions and Related Parties

As of June 30, 2006 and September 30, 2005 there were 5,291 shares of Series F Convertible Preferred Stock with a stated value of $1,000 per share held by Spescom Ltd., the majority shareholder of the Company. The Series F Convertible Preferred Stock is convertible into common stock, at a stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd. through September 30, 2008. The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of June 30, 2006, unpaid dividends and accrued interest amounted to $728,000 and $77,000, respectively. As of September 30, 2005, unpaid dividends and accrued interest amounted to $529,000 and $39,000, respectively.

Related party liabilities consist of the following:

	June 30,	September 30,
	2006	2005

Payable to Spescom Ltd. UK	$181,000	$213,000

Payable to Spescom Ltd. S.A.	$329,000	$302,000
Notes and accrued interest payable on demand - Spescom Ltd. UK	663,000	615,000
	$992,000	$917,000

The Company has two existing demand notes payable to Spescom Ltd. UK, a wholly owned subsidiary of Spescom Ltd., for $400,000 and $100,000, each bearing interest rate of 10% per annum.  As of June 30, 2006 and September 30, 2005, the balance owed on the notes including interest was $663,000 and $615,000, respectively. Spescom Ltd. has agreed that it will not cause Spescom Ltd. UK to demand repayment under the two notes prior to October 1, 2006.  Interest expense on the notes was $16,000 and $15,000 for the three months ended June 30, 2006 and 2005, respectively.  These notes are collateralized by a security interest in favor of both Spescom Ltd. and Spescom Ltd. UK in respect of all the Company’s assets. In November 2005 the Company’s wholly owned subsidiary, Spescom Software Ltd. agreed to guarantee certain loan obligations of Spescom Ltd. which total $4.9 million as of June 30, 2006.  The proceeds of these loans had been used by Spescom Ltd. in prior years to provide working capital to the Company. The guarantee is secured by the assets of Spescom Software Ltd. which totaled $246,000 as of June 30, 2006.

Under a royalty arrangement beginning in fiscal 2004, Spescom Ltd. resold the Company’s software and maintenance services in South Africa. In February 2006 the royalty arrangement with Spescom Ltd. was terminated and the company entered into a new reseller arrangement with a third party company DocQnet International for the South African market. There was no royalty revenue recognized under the royalty agreement with Spescom Ltd. for the three months ended June 30, 2006, while $117,000 was recognized during the nine months ended June 30, 2006.  In September 2005, Spescom Ltd. performed certain marketing and business development projects for the company along with assisting in raising working capital. Spescom Ltd. had agreed to defer payment for these services until after October 1, 2006. However, interest will accrue on the balance owed at a rate of 11%. The total expense relating to these services was $302,000 for the year ended September 30, 2005 and additional expense of $2,000 was recorded for the nine months ended June 30, 2006. As of June 30, 2006, the total unpaid services and interest amounted to $304,000 and $25,000, respectively.

Prior to February 10, 2006, Spescom Ltd. UK provided certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company was billed a monthly fee by Spescom Ltd. UK for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities. As of February 10, 2006, Spescom Ltd. no longer provides administrative or accounting function and the Company’s UK subsidiary has relocated to another facility.  For the three months ended June 30, 2006 there were no administrative fees as compared to $148,000 for the same period in 2005.  For the nine months ended June 30, 2006 the administrative fees totaled $226,000 as compared to $457,000, for the same period in 2005.  The administrative fee charged by Spescom Ltd. UK for the three months ended June 30, 2005 included office rent of $86,000. The office rent included in the administrative fee totaled $132,000 for the nine months ended June 30, 2006 as compared to $180,000 for the same periods in 2005.  At June 30, 2006 and September 30, 2005 the Company had a payable to Spescom Ltd. UK of $181,000 and $213,000, respectively. In 1999, as part of an agreement to sell a 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd. UK; however, the landlord did not grant its consent to the assignment and as such Spescom Ltd.UK has paid the lease for the entire office directly to the landlord.  The lease expired on March 14, 2006.  The landlord has claimed that the Company owes certain dilapidation payments under the lease.  The Company has disputed such claims and believes there will be no material effect once resolved.

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

Note 4 — Receivables

A summary of receivables and allowance for doubtful accounts as of June 30, 2006 and September 30, 2005 are as follows:

	June 30,	September 30,
	2006	2005
Receivables consist of:
Receivables	$286,000	$621,000
Unbilled receivables	155,000	—
	441,000	621,000
Less: allowance for doubtful accounts	(5,000)	(8,000)
	$436,000	$613,000

Note 5 — Reconciliation of Net Loss and Shares Used in Per Share Computations:

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
Net loss available for common shareholders	$(539,000)	$(934,000)	(2,006,000)	(4,415,000)

Common stock and common stock equivalents	36,895,000	35,022,000	36,869,000	34,465,000

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period.  Contingently issued shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied.  Diluted net loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of contingently issued shares, the common shares issuable upon conversion of preferred stock or convertible debt and shares issuable upon the exercise of stock options and common stock warrants.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

As of June 30, 2006, a total of 5,571,000 stock options, 7,644,354 common stock warrants, and 5,291 and 2,450 shares of Series F and Series I Convertible Preferred Stock, respectively, were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive. There were no shares of Series H Convertible Preferred Stock at June 30, 2006 as the shares were exchanged for Series I Convertible Preferred Stock on March 10, 2006.  As of June 30, 2005, a total of 4,030,000 stock options, 3,758,335 common stock warrants, and 5,291 and 1,900 shares of Series F and Series G Convertible Preferred Stock, respectively, were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive.

Note 6 — Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software product.

Revenues by customer location and identifiable assets by location are as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
Net sales:
United States	$995,000	$714,000	$3,416,000	$2,349,000
Europe, primarily United Kingdom	410,000	564,000	1,396,000	2,200,000
Other International	128,000	19,000	613,000	74,000
	$1,533,000	$1,297,000	$5,425,000	$4,623,000

	June 30,	September 30,
	2006	2005
Identifiable assets from continuing operations:
United States	$1,377,000	$1,300,000
Europe, United Kingdom	246,000	345,000
	$1,623,000	$1,645,000

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

Under the terms of the Series I Preferred Stock, if the Company has not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company (subject to certain exceptions), or disposition of all or substantially all of the assets of the Company on or before April 30, 2006, the holders of Series I Preferred Stock may, by the vote not later than December 31, 2006 of at least two-thirds of the then-outstanding shares, elect to have all of the outstanding shares of Series I Preferred Stock redeemed by the Company. Upon such election, the Company would be obligated to redeem the Series I Preferred Stock at an amount equal to $1,000 per share plus all declared but unpaid dividends. In the event that the holders of Series I Preferred Stock exercise their redemption right but the Company does not have sufficient funds available to redeem the Series I Preferred Stock in accordance with applicable law, the holders of Series I Preferred Stock as a class will be entitled to elect the smallest number of directors of the Company constituting a majority of the authorized number of directors.  As of April 30, 2006 the Company had not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company; or disposition of all or substantially all of the assets of the Company; presently, however, the holders of the Series I Preferred Stock have not taken any action in regard to their rights under these terms.  In the event the holders of the Series I Preferred Stock exercise their redemption right, the Company would not have sufficient funds available to redeem the Series I Preferred Stock and those holders would be entitled to elect a majority of the authorized directors of the Company.  In this event, those holders, through their majority control of the Board of Directors, would be able to control or (with respect to matters requiring shareholder approval) exert significant influence over all matters affecting the Company.  Under FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF D-98 “Classification and Measurement of Redeemable Securities” and since a binding agreement was not entered into by April 30, 2006, the Company has reclassified the fair value of the Series I Preferred Stock to liabilities as of June 30, 2006 as the Company may be obligated to repay all the proceeds received.

Each holder of Series I Preferred Stock is entitled to a liquidation preference equal to the greater of (i) $1,000 per share plus declared but unpaid dividends per share and (ii) the amount such holder would be entitled to receive had such holder’s shares been converted into shares of common stock immediately prior to the distribution in accordance with the terms of the Series I Preferred Stock.  Commencing on the issuance date of the Series I Preferred Stock, the Series I Preferred Stock is entitled to receive dividends of 6.75% of the stated value of $1,000 per share per annum, only payable until the registration statement for the common stock underlying the Series I Preferred Stock is declared effective by the Securities and Exchange Commission.  That registration statement was declared effective by the Securities and Exchange Commission on July 10, 2006.

Note 8—Equity

November 2004 Private Placement

On November 5, 2004, the Company completed a financing arrangement whereby the Company issued 2,200 shares of our Series G Preferred Stock along with 2,750,000 common stock warrants for gross proceeds of $2,200,000. The Series G Preferred Stock was convertible into common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock during the five trading days immediately preceding the conversion date; however, the conversion price could be no higher than $0.40 per share and no lower than $0.30 per share. The 2,750,000 warrants have an exercise price of $0.44 per share and which expire on November 5, 2007. The Company incurred $418,000 in expenses related to the transaction and issued 825,000 common stock warrants to an investment consulting firm. The 825,000 warrants were comprised of 550,000 warrants with an exercise price of $0.40 per share which expire November 5, 2009 and 275,000 warrants with an exercise price of $0.44 per share which expired on November 5, 2007. In connection with the financing, the Company recorded a beneficial conversion of $2,200,000 on the Series G Preferred Stock as a deemed dividend for the three months ended December 31, 2004. During fiscal 2005, 750 shares of the Series G Preferred Stock were converted into 2,428,000 shares of common stock. As part of the private placement in October 2005 the Company exchanged the 1,450 remaining shares of Series G Preferred Stock for 1,450 shares of Series H Preferred Stock. Those 1,450 shares of Series H Preferred Stock were exchanged for Series I Preferred Stock in March 2006. The shares of the Series G and H Preferred Stock have been cancelled by the Company. (See Note 7)

Issuance of Warrants to Investor Relations Firm

During November 2005, the Company entered into a six-month engagement with an investment relations firm to develop and implement a marketing program to promote financial market and investor awareness for the Company. Under the engagement agreement, the investor relations firm was entitled to receive, every month the agreement is effective, a warrant, expiring three years from the date of issuance, to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share for a total of 300,000 shares over the six-month contract. In addition, the investment relations firm was entitled under the agreement to a one time performance warrant to purchase 500,000 shares of the Company’s common stock at $0.25 per share, which would vest if, during the term of the agreement, the volume weighted-average price of the Company’s common stock were to exceed $0.50 for five consecutive days. On March 31, 2006, the Company issued to the investor relations firm a warrant, expiring on the third anniversary of its date of issuance, for the purchase of 300,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The investor relations firm agreed to accept that warrant for the purchase of 300,000 shares of common stock in lieu of all of the warrants issuable to the investor relations firm as monthly compensation during the six-month term of the agreement and in lieu of the performance warrant.  Under EITF 96-19 the fair value of the warrant to purchase 300,000 shares of common stock was determined to be $39,000 and has been expensed ratably over the six month term of the engagement agreement.

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

OVERVIEW

The Company develops, markets, and supports eB, its integrated suite of collaborative document, configuration and records management software solutions. The eB suite enables organizations in a broad range of industries to create, capture, store, manage, share and distribute critical business information regarding their customers, products, assets and processes in an efficient manner. The eB suite also enables them to maintain complete, up-to-date information about the configuration of their products, assets and infrastructures so that they can achieve operational excellence and compliance with regulatory requirements. eB provides the capabilities of an Enterprise Content Management (ECM)/Electronic Document Management (EDM) System, but extends these capabilities by also managing the “things’ that the content/documents relate to such as products, assets, functions, processes, requirements, projects, organizations, locations, work orders, etc. As a result, eB can be used to manage the lifecycle of physical items (e.g. products, equipment or assets), and the requirements (e.g. functional, safety, performance, environmental, etc.) that govern them. It enables intelligent relationships to be defined between these items thereby creating an interdependency model. As a result, the effects of any change on requirements, documents and items can be determined and change can be managed to effectively ensure information integrity. In particular, eB enables organizations with extensive and complex physical infrastructures to efficiently identify, classify, structure, link, and manage documents, physical items, and requirements throughout their lifecycles and ensure that conformance between these is maintained by means of an automated change process.

We develop, market and support eB, our integrated suite of collaborative document, configuration and records management software solutions. Our revenues in the three months ended June 30, 2006 increased by 18% from the same period in the prior fiscal year primarily due to a large software license sale and service project for Constellation Energy Group and Trinity Industries. During the three months ended June 30, 2005 there were no similar sales. Our revenues in the nine months ended June 30, 2006 increased by 17% from the same period in the prior fiscal year as a result of higher license sales through DocQnet International and to Florida Power & Light, Constellation Energy Group, and JEA.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training. Of our total revenues for the three months ended June 30, 2006, license revenues accounted for 17%, maintenance services revenues accounted for 51% and non-maintenance services represented 32%.  For the nine months ended June 30, 2006, license revenue accounted for 27%, maintenance services revenues accounted for 41% and non-maintenance services revenues represented 32%.

Many of our customers are located outside the United States. Foreign-originated revenues accounting for 35% and 45% of revenues for the three months ended June 30, 2006 and 2005, respectively, and 37% and 49% of revenues for the nine months ended June 30, 2006 and 2005, respectively.  Our revenue for the three and nine months ended June 30, 2006 reflected a foreign currency loss of $12,000 and $121,000, respectively, due to the declining value of the British pound to the dollar versus the same period during fiscal 2005.

While revenues increased, our cost of revenues increased by 7% due to third party scanning services when compared to the same period in the prior fiscal year.  Operating expenses decreased by 17% primarily due to a reduction in personnel during the second half of fiscal 2005 and lower professional fees during the current period.

At June 30, 2006, our principal sources of liquidity consisted of $306,000 of cash and cash equivalents, compared to $285,000 at September 30, 2005. On October 25, 2005 and March 10, 2006 we completed private placements of preferred stock which resulted in gross proceeds of $1,000,000.

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

Contracts are billed based on the terms of the contract. There are no retentions in billed contract receivables. Unbilled contract receivables relate to revenues earned but not billed at the end of the period. Prepaid contract costs are netted against advanced billings on contracts.

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

RESULTS OF OPERATIONS

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
Revenues
Licenses	17%	11%	27%	11%
Services and other	83%	89%	73%	89%
Total revenues	100%	100%	100%	100%

Cost of revenues
Licenses	5%	5%	5%	4%
Services and other	35%	40%	33%	38%
Total cost of revenues	40%	45%	38%	42%

Gross profit	60%	55%	62%	58%

Operating expenses:
Research and development	19%	13%	14%	15%
Marketing and sales	36%	73%	35%	58%
General and administrative	29%	34%	23%	26%
Total operating expenses	84%	120%	72%	99%

Loss from operations	(24)%	(65)%	(10)%	(41)%

Interest and other	(5)%	(3)%	(3)%	(2)%

Net loss	(29)%	(68)%	(13)%	(43)%

Deemed dividend	—	—	(18)%	(48)%
Cumulative preferred dividends	(6)%	(5)%	(5)%	(5)%
Net loss available to common	(35)%	(73)%	(37)%	(96)%

Revenues

License Revenues

(in thousands)

	For the three months ended			For the nine months ended
	June 30,		Percent	June 30,		Percent
	2006	2005	Change	2006	2005	Change
License revenues	$255	$149	71%	$1,471	503	192%
Percentage of total revenues	17%	11%		27%	11%

License revenues increased by $106,000, or 71%, to $255,000 from $149,000 for the three months ended June 30, 2006 compared to the same period a year ago.  The Company’s license revenues fluctuate from quarter to quarter which is reflected by the increase in license sales in the current quarter. In the current quarter, large license sales to City of Dayton, Ohio, Constellation Energy Group, and Trinity Industries totaled $71,000, $63,000 and $52,000, respectively, while there were no similar size sales in the prior year.  License revenues increased $968,000, or 192%, to $1,471,000 from $503,000 for the nine months ended June 30, 2006 as compared to the same period a year ago.  During the nine months ended June 30, 2006, large license sales to Florida Power & Light, Constellation Energy Group, and JEA amounted to $269,000, $269,000 and $200,000, respectively, while there were no similar size sales in the prior year.

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

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various industries, including those targeted directly by the Company.  Sales through indirect channels for the three months ended June 30, 2006 amounted to $147,000 or 10% compared to $89,000, or 7% for the same period in the prior year. Sales through indirect channels for the nine months ended June 30, 2006 amounted to $668,000 or 12% compared to $322,000, or 7% for the same period in the prior year consistent with the Company’s efforts to increase its indirect channel business as a percentage of overall revenue.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues.  Constellation Energy Group accounted for 14% of revenue for the three months ended June 30, 2006, while Network Rail accounted for 15% of revenue for the three months ended June 30, 2005.  Constellation Energy Group accounted for 15% of revenue for the nine months ended June 30, 2006, while Network Rail and CSC International Systems Ltd. accounted for 18% and 10%, respectively, of revenue for the nine months ended June 30, 2005.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Services and Other Revenues

(in thousands)

	For the three months ended			For the nine months ended
	June 30,		Percent	June 30,		Percent
	2006	2005	Change	2006	2005	Change
Services and other revenues	$1,278	$1,148	11%	$3,954	$4,120	-4%
Percentage of total revenues	83%	89%		73%	89%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to business process studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenues increased $130,000, or 11%, from $1,148,000 to $1,278,000 for the three months ended June 30, 2006 compared to the same period a year ago.  The non-maintenance portion of services revenues increased during the current quarter by $73,000 or 17% from $421,000 to $494,000 primarily due to one customer beginning services work previously delayed until its new fiscal year, April 1, 2006.  Also in this quarter, maintenance revenue increased $57,000, or 8% from $727,000 to $784,000. The increase in maintenance is primarily the result of an existing customer expanding its maintenance contract with the completion of a large project.

Services and other revenues decreased $166,000, or 4%, from $4,120,000 to $3,954,000 for the nine months ended June 30, 2006 compared to the same period a year ago.  The non-maintenance portion of services revenues decreased $92,000, or 5% from $1,807,000 to $1,715,000 primarily due to the delaying of services by one customer until the beginning of its new fiscal year, April 1, 2006.  Also in the current fiscal year, maintenance revenue decreased $74,000, or 3% from $2,313,000 to $2,239,000. The decrease in maintenance is primarily the result of a customer that did not renew its maintenance contract as a result of its acquisition by another entity.

We anticipate that services and other revenues will fluctuate primarily due to sales to new customers because they require more services that typically include a business process study, integration with other business systems and training.  In addition, service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of License Revenues

(in thousands)

	For the three months ended			For the nine months ended
	June 30,		Percent	June 30,		Percent
	2006	2005	Change	2006	2005	Change
Cost of license revenues	$78	$62	26%	$272	$170	60%
Percentage of total revenues	5%	5%		5%	4%

Cost of licenses revenues consists of costs associated with reselling third-party products and amortization of capitalized software development costs.

Cost of license revenues increased by $16,000, or 26%, from $62,000 to $78,000 for the three months ended June 30, 2006 compared to the same period a year ago.  The increase is primarily due to amortization expense of capitalized software of $26,000 with the completion and general release of our eB Version 14 software product in November 2005, offset by a decrease of $10,000 for third party products sold to our customers.  The gross profit percentage of license revenues increased to 69% for the three months ended June 30, 2006 as compared to 58% for the same period a year ago, primarily due to the increase in license revenues during the current quarter.

Cost of license revenues increased by $102,000, or 60%, from $170,000 to $272,000 for the nine months ended June 30, 2006 compared to the same period a year ago.  The increase is primarily due to third-party costs of $43,000 associated with the sale in the current fiscal year of a third-party product to one particular customer.  In addition, amortization expense of capitalized software costs increased $59,000 with completion and general release of our eB Version 14 software product in November 2005.  The gross profit percentage of license revenues increased to 82% for the nine months ended June 30, 2006 as compared to 66% for the same period a year ago, primarily due to the increase in license revenues during the current fiscal period.

We expect the cost of license revenues to fluctuate based on fluctuations in license revenues and in customer requirements for third-party software products since the cost of meeting these customer requirements have the largest impact on cost of license revenues.

Cost of Services and Other Revenues

(in thousands)

	For the three months ended			For the nine months ended
	June 30,		Percent	June 30,		Percent
	2006	2005	Change	2006	2005	Change
Cost of services and other revenues	$542	$515	5%	$1,803	$1,749	3%
Percentage of services and other	35%	40%		33%	38%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenues increased $27,000, or 5%, from $515,000 to $542,000 for the three months ended June30, 2006 compared to the same period a year ago.  The increase was primarily due to an increase in personnel related cost of $15,000 due to more development staff working on customer project and third-party scanning services that amounted to $12,000 for one major project during the quarter.  The gross profit from services and other revenues as a percentage of services and other revenues increased to 58% for the three months ended June 30, 2006 as compared to 55% for the same period a year ago. We expect the cost of services and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Cost of services and other revenues increased $54,000, or 3%, from $1,749,000 to $1,803,000 for the nine months ended June 30, 2006 compared to the same period a year ago.  The increase was primarily due to third-party related services that amounted to $236,000 for two major projects during the current fiscal year, offset by a reduction of personnel in the fourth quarter of fiscal 2005 and lower travel related costs totaling $182,000.  The gross profit from services and other revenues as a percentage of services and other revenues decreased to 54% for the nine months ended June 30, 2006 as compared to 58% for the same period a year ago due to the larger third-party service content in 2006.

We expect the cost of services and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related services revenues fluctuates.

 Operating Expenses

Research and Development

(in thousands)

	For the three months ended			For the nine months ended
	June 30,		Percent	June 30,		Percent
	2006	2005	Change	2006	2005	Change
Research and development expenses	$289	$164	76%	$774	$684	13%
Percentage of total revenue	19%	13%		14%	15%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses increased $125,000, or 76%, from $164,000 to $289,000 for the three months ended June 30, 2006 compared to the same period a year ago.  The increase was due primarily to the eB Version 14 upgrade development project completed in November 2005 resulting in no capitalized labor cost in the current quarter, while there was $180,000 of capitalized labor cost for this project in the same quarter of the prior year. This difference was offset by a decrease in personnel related cost of $55,000 due to reductions in engineering personnel implemented in June 2005 and development staff working on customer projects rather than research and development projects in the current quarter.

Research and development expenses increased $90,000, or 13%, from $684,000 to $774,000 for the nine months ended June 30, 2006 compared to the same period a year ago.  The increase was due primarily to $342,000 lower capitalized software development costs relating to the eB Version 14 upgrade development project during the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.  The decrease was offset by lower personnel-related cost of $252,000 as a result of reductions in engineering personnel implemented in June 2005 and due to current development staff working on customer projects rather than research and development projects.

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to remain at the current levels in absolute dollar amounts in the next several quarters.

However, our ability to maintain research and development spending may be adversely impacted by our limited cash flow and liquidity.

Marketing and Sales

(in thousands)

	For the three months ended			For the nine months ended
	June 30,		Percent	June 30,		Percent
	2006	2005	Change	2006	2005	Change
Marketing & sales expenses	$553	$945	-41%	$1,891	$2,683	-30%
Percentage of total revenue	36%	73%		35%	58%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses decreased $392,000, or 41%, from $945,000 to $553,000 for the three months ended June 30, 2006 compared to the same period a year ago.  The decrease in marketing and sales expenses is primarily due to lower personnel related costs of $244,000 in connection with the staff reductions the Company implemented in September 2005. The Company also reduced marketing costs by $102,000 related to professional services and $46,000 related to trade shows and travel.

Marketing and sales expenses decreased $792,000, or 30%, from $2,683,000 to $1,891,000 for the nine months ended June 30, 2006 compared to the same period a year ago.  The decrease in marketing and sales expenses is primarily due to lower personnel related costs of $459,000 in connection with the staff reductions the Company implemented in September 2005. The Company also reduced marketing costs by $243,000 primarily related to professional services and $90,000 related to trade shows and travel.

We expect marketing and sales expense to decrease in absolute dollar amounts and as a percentage of total revenue in the current fiscal year.

General and Administrative

(in thousands)

	For the three months ended			For the nine months ended
	June 30,		Percent	June 30,		Percent
	2006	2005	Change	2006	2005	Change
General and administrative expenses	$441	$441	0%	$1,235	$1,213	2%
Percentage of total revenue	29%	34%		23%	26%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses remained the same for the three months ended June 30, 2006 compared to the same period a year ago. General and administrative expenses for the three months ended June 30, 2006 included stock related compensation expense of $54,000 due to the adoption of FAS 123R in fiscal 2006.  These additional costs were offset by lower personnel related expenses of $33,000 and SEC filings and Sarbanes-Oxley reporting requirements costs of $20,000.

General and administrative expenses increased by $22,000, or 2%, from $1,213,000 to $1,235,000 for the nine months ended June 30, 2006 compared to the same period a year ago.  The increase resulted from the adoption of FAS 123R and the related stock compensation expense in the amount of $111,000, and an increase of $73,000 due to a reduction in the allowance for uncollectible accounts as compared to the nine months ended June 30, 2005.  These increases were offset by a decrease in legal and professional fees related to SEC filings of $87,000 and a decrease of $76,000 in costs related to Sarbanes-Oxley reporting requirements when compared to the nine months ended June 30, 2005.

We expect that general and administrative expenses will increase in absolute dollars in comparison to the prior year due to the share based compensation expense under the newly implemented SFAS 123R.

Interest Expense

Interest expense consists primarily of fixed interest obligations on our outstanding debt to Spescom Ltd. as well as interest paid on capital lease obligations.  Interest expense was $72,000 and $177,000 for the three and nine months ended June 30, 2006 as compared to $38,000 and $105,000 for the same period a year ago.  The increase is due primarily to increased debt balances owed to Spescom Ltd. on several outstanding notes payable as well as interest on accrued preferred dividends and certain accounts payable.

Deemed Dividends

In March 2006 the Company completed a financing arrangement whereby the Company issued 2,450 shares of Series I Preferred Stock along with warrants to purchase 925,926 shares of common stock for gross proceeds of $500,000 and the exchange and cancellation of 1,950 shares of Series H Convertible Preferred Stock. In accordance with EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” the Company calculated using the Black–Scholes method the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $500,000.

In addition in October 2005 the Company completed a similar financing arrangement whereby the Company issued 1,950 shares of our Series H Preferred Stock along with 925,926 common stock warrants for gross proceeds of $500,000 and the exchange and cancellation of 1,450 shares of Series G Convertible Preferred Stock. In accordance with EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” the Company calculated using the Black–Scholes method the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $500,000.

In the prior year the Company also had a deemed dividend in connection with a financing arrangement whereby the Company issued 2,200 shares of Series G Preferred Stock along with 2,750,000 common stock warrants for gross proceeds of $2,200,000. The Company calculated using the Black–Scholes method the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $2,200,000.

Cumulative Preferred Dividends

The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Series F cumulative preferred dividends earned for the three and nine months ended June 30, 2006 and 2005 were $66,000 and $198,000, respectively, for each period. Unpaid dividends accrue interest at the rate of 8% per annum.  As of June 30, 2006, unpaid dividends and accrued interest amounted to $805,000.

Prior to the exchange on March 10, 2006 of Series I Preferred Stock for all the outstanding Series H Preferred Stock, the Series H Preferred Stock was entitled to receive dividends of 6.75% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of Series H Preferred Stock outstanding as of the first day of each such month. For the three months ended June 30, 2006 there were no dividends on the Series H Preferred Stock.  For the nine months ended June 30, 2006 dividends on the Series H Preferred Stock totaled $44,000 and there was no Series H Preferred Stock outstanding for the same periods in the prior year.  A total of 325,966 shares of common stock were issued on March 31, 2006 based on a $0.13 per share fair market price in payment of Series H Preferred Stock dividends due as of March 10, 2006, when the Series H preferred Stock was exchanged for Series I Preferred Stock.

The outstanding Series I Preferred Stock is entitled to receive dividends of 7.25% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of Series I Preferred Stock outstanding as of the first day of each such month. For the three and nine months ended June 30, 2006 accrued dividends on the Series I Preferred Stock totaled $31,000 and $41,000, respectively.  As of June 30, 2006, unpaid dividends on the Series I Preferred stock totaled $41,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, our principal sources of liquidity consisted of $306,000 of cash and cash equivalents compared to $285,000 at September 30, 2005.  Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions or delays in capital expenditures by our customers and intense competition, among other factors.

The Company has received loans from Spescom Ltd. in the past to meet its obligations.  The outstanding balance of our demand notes owed to Spescom Ltd. including interest was $992,000 at June 30, 2006 as compared to $917,000 at September 30, 2005.  Spescom Ltd. has agreed not to call the notes prior to October 1, 2006.  The Company has received no assurances from Spescom Ltd. that the notes will be extended.

We used cash in operating activities of $625,000 during the nine months ended June 30, 2006 primarily related to a net loss during the nine month period of $723,000 and reductions in deferred revenue and accrued liabilities of $385,000 and $307,000, respectively. During the nine months ended June 30, 2005 we used cash in operating activities of $1,115,000 primarily related to a net loss for the period of $1,980,000, offset by increases in deferred revenues, accounts receivables, other assets, and unpaid interest on notes payable of $495,00, $187,000, $108,000 and $109,000, respectively.

Our investing activities used $77,000 and $442,000 for nine months ended June 30, 2006 and 2005, respectively, primarily relating to the capitalization of software development costs for our eB Version 14 product.

Financing activities provided cash of $732,000 for the nine months ended June 30, 2006, primarily from the issuance of preferred stock through a private placement on October 25, 2005 and March 10, 2006. The Company intends to use the funds from this private placement to expand its sales and marketing efforts and for liquidity. Financing activities provided cash of $1,752,000 for the nine months ended June 30, 2005, primarily from the issuance of preferred stock through a private placement on November 5, 2004.

On October 25, 2005, the Company entered into a definitive agreement relating to a private placement with Monarch Pointe Fund, Ltd. (“Monarch”) and M.A.G. Capital, LLC (“MAG”). Pursuant to the agreement, on October 25, 2005, the Company issued (1) 1,950 shares of Series H Convertible Preferred Stock to Monarch and (2) warrants, which expire October 25, 2008, to purchase an aggregate of 925,926 shares of common stock at $0.27 per share to Monarch and MAG. The aggregate consideration received by the Company for the Series H Convertible Preferred Stock and warrants consisted of $500,000 and the remaining 1,450 shares of the Series G Convertible Preferred Stock, which were cancelled by the Company. The agreement contemplated the issuance by the Company at a second closing of 500 shares of Series H Convertible Preferred Stock and warrants, expiring on the third anniversary of the second closing, to purchase 925,926 shares of common stock at $0.27 per share, in exchange for aggregate consideration of $500,000. The obligations of the investors to consummate that second closing were subject to certain conditions, including that the closing price of the Company’s common stock would be $0.16 or greater for 20 consecutive trading days. This stock price condition was not satisfied and the second closing was not completed.

 On March 10, 2006, the Company completed a private placement with MAG, Monarch, and Mercator Momentum Fund III, L.P. (“MMF”). Under the terms of the financing, the Company issued (i) to Monarch and MMF an aggregate of 2,450 shares of Series I Convertible Preferred Stock and (ii) to MAG, Monarch and MMF warrants, expiring March 10, 2009, to purchase an aggregate of 925,926 shares of common stock at $0.27 per share.  The Company received aggregate consideration for the Series I Convertible Preferred Stock and warrants issued in the private placement consisting of $500,000 and the 1,950 shares of Series H Convertible Preferred Stock issued by the Company in October 2005, which have been cancelled.

The Certificate of Determination for the Series I Convertible Preferred Stock provided that, if the Company had not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company (subject to certain exceptions), or disposition of all or substantially all of the assets of the Company on or before April 30, 2006, the holders of Series I Preferred Stock may, by the vote not later than December 31, 2006 of at least two-thirds of the then-outstanding shares of Series I Preferred Stock, elect to have all of the outstanding Series I Preferred Stock redeemed by the Company.  Upon such election, the Company would be obligated to redeem the Series I Preferred Stock at an amount equal to $1,000 per share plus all declared but unpaid dividends.  If such election is made and the Company does not have sufficient funds available to redeem the Series I Preferred Stock in accordance with applicable law, the holders of Series I Preferred Stock as a class will be entitled to elect the smallest number of directors of the Company constituting a majority of the authorized number of directors.

 A corporate transaction of the variety discussed in the preceding paragraph did not occur on or before April 30, 2006.  Monarch and MMF, as the holders of the Series I Preferred Stock, are therefore entitled to elect to have all of the outstanding Series I Preferred Stock redeemed as discussed in the preceding paragraph.  If such an election is made, the redemption price is anticipated to be $2,450,000, plus all declared but unpaid dividends.  In the event of such an election, unless the Company is able to raise additional debt or equity funds, the Company anticipates that it would not have sufficient funds to carry out the redemption.  If the Company were able to raise additional funds, it is likely that existing shareholders would suffer additional substantial dilution.  If the election to redeem the Series I Preferred Stock is made and the Company is unable to pay the redemption price, Monarch and MMF would become entitled to elect a majority of the authorized directors of the Company.  In this event, those entities, through their majority control of the Board of Directors, would be able to control or (with respect to matters requiring shareholder approval) exert significant influence over all matters affecting the Company. To date, the holders of the Series I Preferred Stock have not elected to exercise this redemption option.

The Company believes its capital requirements will continue to vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and third party products and receivables management.  The Company’s future liquidity will depend on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured.  Failure to generate sufficient system sales to meet the Company’s cash flow needs including payment of the Company’s outstanding notes to Spescom Ltd., the outstanding balance of which on June 30, 2006 including interest was $992,000 and which may be called beginning on October 1, 2006, would likely have a material adverse effect on the Company’s business, results of operations and financial condition.  While management believes that the Company’s current cash and receivables and cash and receivables that may be generated from operations will be sufficient to meet its short-term needs for working capital for at least the next year, the Company would be subject to a significantly greater risk of insufficient cash resources in the event of a decision by Spescom Ltd. to call the Company’s indebtedness to it.  Moreover, the Company may not be able to obtain sufficient orders to enable the Company to achieve and maintain operations on a cash flow break-even level, which is necessary for the Company to continue operations in the absence of further financing.  In that event, the availability of any additional equity or debt financing for the Company would be subject to substantial uncertainty.  Future equity financings, if available to the Company, would likely be substantially dilutive to the existing holders of the Company’s common stock.  Future debt financings, if available to the Company, would likely involve restrictive covenants and other terms that are adverse to the Company.

Off-Balance Sheet Arrangements

At June 30, 2006 and September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at June 30, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
		Less
		Than	Years	Years	Over 5
	Total	1 Year	1 - 3	3-5	Years
Notes and Accounts Payable to Spescom Ltd.	$1,173,000	$1,173,000	—	—	—
Lease commitments – Operating	$1,278,000	$331,000	$676,000	$271,000	—
Lease commitments – Capital	$68,000	$43,000	$25,000	—	—
Total	$2,519,000	$1,547,000	$701,000	$271,000	—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. As of June 30, 2006 and September 30, 2005, the Company did not have any investments in money market accounts.

Foreign Currency Exchange Risk

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. For the three months ended June 30, 2006, revenues recorded in the United States were 65% of total revenues, and revenues from Europe and other locations were 35% of total revenues. This compares to 55% and 45% for the same period a year ago.

For the nine months ended June 30, 2006, revenues recorded in the United States were 63% of total revenues, and revenues from Europe and other locations were 37% of total revenues. This compares to 51% and 49% for the same period a year ago.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders. Our revenue for the three and nine months ended June 30, 2006 reflected a foreign currency loss of $12,000 and $121,000, respectively, as compared to the same period a year ago due to the declining value of the British pound to the dollar.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, we have concluded that as of June 30, 2006, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC’s rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

ITEM 1A – RISK FACTORS

Monarch Pointe Fund, Ltd. and its affiliate Mercator Momentum Fund III, as holders of Series I Convertible Preferred Stock, may become entitled to elect a majority of the Board of Directors.

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

There are currently 2,450 shares of Series I Preferred Stock outstanding, which are held by Monarch Pointe Fund, Ltd. (“Monarch”) and its affiliate Mercator Momentum Fund III, L.P. (“MMF”), each an affiliate of M.A.G. Capital, LLC (“MAG”).  A corporate transaction of the variety discussed in the preceding paragraph did not occur on or before April 30, 2006.  Monarch and MMF are therefore entitled to elect to have all of the outstanding Series I Preferred Stock redeemed as discussed in the preceding paragraph.  If such election is made, the redemption price is anticipated to be $2,450,000, plus all declared but unpaid dividends.  In the event of such election, unless the Company is able to raise additional debt or equity funds, the Company anticipates that it would not have sufficient funds to carry out the redemption.  If the Company were able to raise additional funds, it is likely that existing shareholders would suffer additional substantial dilution.  If the election to redeem the Series I Preferred Stock is made and the Company is unable to pay the redemption price, Monarch and MMF would become entitled to elect a majority of the authorized directors of the Company.  In this event, those entities, through their majority control of the Board of Directors, would be able to control or (with respect to matters requiring shareholder approval) exert significant influence over all matters affecting the Company, including:

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

•                                          the Company’s acquisition or disposition of assets; and

•                                          the Company’s financing.

Upon a liquidation of the Company, sale of all or substantially all of the Company’s assets, or merger of the Company, the Company’s preferred shareholders would be entitled to receive substantial payments prior to any distribution to the common shareholders.

Upon a liquidation of the Company, the holders of Series F Convertible Preferred Stock would be entitled to receive, prior to any distribution to the holders of common stock, an aggregate amount equal to $5,291,000 plus accrued but unpaid dividends per share and interest on all such dividends, which as of  July 31, 2006 totaled $832,000.  Upon a liquidation of the Company, sale of all or substantially all of the Company’s assets, or merger of the Company, prior to any distribution or payment of merger consideration to the holders of common stock, the holders of Series I Convertible Preferred Stock would be entitled to receive an aggregate amount equal to the higher of (i) $2,450,000 plus declared but unpaid dividends per share, which as of July 31, 2006 totaled $46,000 and (ii) the amount such holders would be entitled to receive had such holders’ shares of Series I Preferred Stock been converted into shares of common stock immediately prior to the liquidation, sale of assets or merger in accordance with the terms of the Series I Preferred Stock

The Company will likely not be able to rely on Spescom Ltd. to fund its future capital requirements, and financing from other sources may not be available on favorable terms or at all.

The Company may need financing in the future and such financing may not be available on favorable terms or at all from any source.  Although the Company in the past has received funding from Spescom Ltd. for working capital purposes, the Company believes that, due to Spescom Ltd.’s current financial condition, it is unlikely that Spescom Ltd. would provide additional financing.  In addition, if Spescom Ltd. were able to provide additional loans on terms acceptable to the Company, the funding of such loans could be delayed or prevented by currency exchange regulations of the Republic of South Africa, under which Spescom Ltd. is required to apply for and obtain the approval of the South African Reserve Bank before providing any funds to the Company.

The Company believes its capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and third party products and receivables management.  The Company’s future liquidity will depend on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured.  Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  Management believes that the Company’s current cash and receivables, as well as additional cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital.  However, the Company may not be able to obtain sufficient orders to enable the Company to achieve a sustained break-even level of cash flow, which would be necessary to continue operations in the absence of further financing.   Future equity financings would be dilutive to the existing holders of the Company’s common stock.  Future debt financings could involve restrictive covenants.  Moreover, the Company may not be able to attract equity or debt financing at all.

ITEM 6 – EXHIBITS

(a)(3)	Exhibits

10.1 (1)	Retention Agreement between the Company and Keith Stentiford, dated May 3, 2006

10.2 (2)	Retention Agreement between the Company and John W. Low, dated April 27, 2006

10.3 (3)	Retention Agreement between the Company and Glenn Cox, dated April 25, 2006

10.4 (4)	Retention Agreement between the Company and Pierre DeWet, dated April 26, 2006

10.5 (5)	Retention Agreement between the Company and Alan Kiraly, dated April 25, 2006

31.1	Section 302 Certification by Keith Stentiford, Chief Executive Officer

31.2	Section 302 Certification by John W. Low, Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)           Incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on May 15, 2006.

(2)           Incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on May 15, 2006.

(3)           Incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on May 15, 2006.

(4)           Incorporated by reference to Exhibit 10.11 to the Form 10-Q filed on May 15, 2006.

(5)           Incorporated by reference to Exhibit 10.12 to the Form 10-Q filed on May 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Keith Stentiford	Director and Chief Executive Officer (Principal
Keith Stentiford	Executive Officer)	August 14, 2006

/s/ John W. Low	Chief Financial Officer and Secretary (Principal
John W. Low	Financial and Accounting Officer)	August 14, 2006