Form 10-K
period 2006-09-30
SPESCOM SOFTWARE INC
filed 2006-12-26
CIK 813747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer         ☐         Accelerated filer         ☐         Non-accelerated filer        ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity on March 31,2006, (the last business day of the Registrant’s most recently completed second fiscal quarter) held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $4,796,296.

The number of shares outstanding of the Registrant’s Common Stock at the close of business on December 22, 2006 was 37,144,494.

*                Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement relating to its 2007 Annual Shareholders Meeting are incorporated by reference into – Part III hereof.

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

The Company develops, markets and supports eB™, its integrated suite of collaborative document, configuration and records management software solutions. The eB suite enables organizations in a broad range of industries to create, capture, store, manage, share and distribute critical business information regarding their customers, products, assets and processes in an efficient manner.  The eB suite also enables them to maintain complete, up-to-date information about the configuration of their products, assets and infrastructures so that they can achieve operational excellence and compliance with regulatory requirements. eB provides the capabilities of an Enterprise Content Management (ECM)/Electronic Document Management (EDM) System, but extends these capabilities by also managing the “things’ that the content/documents relate to such as products, assets, functions, processes, requirements, projects, organizations, locations, work orders, etc. As a result, eB can be used to manage the lifecycle of physical items (e.g., products, equipment or assets), and the requirements (e.g., functional, safety, performance, environmental, etc.) that govern them. It enables intelligent relationships to be defined between these items thereby creating an interdependency model. As a result, the effects of any change on requirements, documents and items can be determined and change can be managed to effectively ensure information integrity. In particular, eB enables organizations with extensive and complex physical infrastructures to efficiently identify, classify, structure, link, and manage documents, physical items, and requirements throughout their lifecycles and ensure that conformance between these is maintained by means of an automated change process.

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

As of September 30, 2006 Spescom Ltd. by virtue of its ownership of common stock and Series F Preferred Stock controlled 56% of the outstanding voting shares of the Company.

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

2006

In fiscal 2006, the Company completed two preferred stock financings, the net aggregate result of which was the Company’s issuance of 2,450 shares of Series I Convertible Preferred Stock along with 1,851,852 common stock warrants, its receipt of cash consideration of $1,000,000 and its cancellation of the remaining 1,450 shares of Series G Convertible Preferred Stock.  As a result of these financing activities, Spescom Ltd.’s ownership of the Company on a fully diluted basis including the shares issuable upon conversion of the shares of the Company’s Series F Convertible Preferred Stock held by Spescom Ltd is now less than 50%.  Spescom Ltd., however, by virtue of its ownership of common stock and Series F Convertible Preferred Stock, is currently entitled to 56% of the total number of votes eligible to be cast in the election of directors.

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

ii)             Unstructured information generated by software for personal computers and workstations, such as word processing documents, spreadsheets and computer-aided design (“CAD”) drawings, as well as other types of information which may or may not be in electronic format, such as manufacturing procedures, maintenance records, training and technical manuals, facility layouts, blueprints, product and parts drawings, specifications, schematics, invoices, checks and other business records, presentation graphics, photos, audio and video clips and facsimile documents. The majority of corporate information is in an unstructured format and is growing at an exponential rate straining an enterprise’s ability to efficiently access, process and communicate that information.

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

While all of the above categories of products create, organize, and track data, they do little to ensure the integrity or relevance of the information they manage.  A new category of products called Enterprise Information Management (EIM) is emerging that add this level knowledge.  The Company sees itself as being an early entrant in this category.

The Company’s Strategic Positioning

The Company has leveraged its historic domain knowledge and developed technology built on the modern Microsoft .NET framework that encompasses many of the features of an ECM and PLM system.  These features have been uniquely combined and enhanced with the ability to relate all relevant and interdependent information together providing an EIM solution ideal for maintaining the information integrity necessary for compliance needs across many industries and business needs.   The unique combination of features developed to work in the pervasive Microsoft infrastructure enable the Company to deliver superior solutions at a better value compared to the competition.

While the Company’s product offerings are applicable and deployed in many markets, the Company has focused on and been successful in the regulated energy sector and local governments.

Competition

The market for the Company’s products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company currently encounters competition from a number of public and private companies, including Electronic Document Management Systems/Enterprise Content vendors such as EMC (formerly Documentum), IBM/FileNet, and OpenText/Hummingbird; Enterprise Asset Management vendors such as Indus and IBM(MRO/Maximo); and to a lesser extent Product Data Management/Product Lifecycle Management vendors such as UGS, PTC and Dassault(Matrix One). Many of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

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

The Company’s Solution

The Company’s solutions are for regulated organizations with vast quantities of interdependent documents that need to be managed and controlled through their lifecycle.  Customers are generally focused on meeting regulatory compliance requirements and reducing business risk while optimizing process efficiency to lower the cost of operations and compliance. The Company’s product “eB” is n Enterprise Information Management solution that vastly improves the integrity, visibility and access to all relevant information at the time it is needed. The eB product is unlike document and records management solutions that collect and archive documents for search and retrieval and lack document control capabilities such as IBM/FileNET or EMC/Documentum. The solution ensures the integrity of the controlled information, and uniquely connects information objects with relevant assets, people, processes, projects and functions to create a framework for rapid access to accurate information in context.

Technology

The company has been an early adopter of the critically acclaimed Microsoft .NET Framework as the development platform for all products.  The core product architecture embodies several best practice concepts such as Service Oriented Architecture (SOA), XML data structures, and modular n-tier components that make it scalable in terms of quantity of data, number of users, and volume of transactions.

With strong partnership ties with Microsoft (Gold Certified Partner, Managed Partner), the Company has access to valuable insight and guidance in the use of Microsoft technology and products.

The Company’s Products

 The Company’s flagship product eB is a fully integrated Enterprise Information Management suite that includes collaborative document, configuration and records management software. The eB product enables the efficient capture, management and distribution of all types of information across an enterprise.

The functionality of eB consists of a core platform that contains functionality usually provided by multiple applications in a single fully integrated environment. This includes:

•              Document/content management

•              Imaging

•              Workflow

•              Item management

•              Requirements management

•              Change management

•              Records management

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

In December 2006, the Company announced the ability of eB to manage the integrity of documents stored in a Microsoft Office 2007 Server (SharePoint), making it even easier to deploy eB solutions within an enterprise.

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

7.     Rapid application development and simplified integration with other critical systems such as ERP applications using the powerful eB Software Development Kit.

Strategy

Business Model

The Company is building its business strategies around three core strengths:

•                  Expertise and a large customer base in the Nuclear industry

•                  A large customer base in applications within local governments — mainly where some form of regulatory compliance is required.

•                  The inherently broad application set the eB product can handle when combined with the Microsoft SharePoint product.

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

•              Continue Investment in the Company’s Direct Sales Force. The Company currently employs a dual sales model comprised of both a direct sales force and select partners and re-sellers. Vertical markets targeted by the Company’s direct sales force are those: (1) in which the Company has market domain expertise, and (2) that have a limited number of end-user customers that can be effectively penetrated and profitably served by its relatively small sales force. The direct sales force will focus on core market verticals where we can leverage our vertical expertise.

•              Form product strategic partnering agreements to be able to provide more enhanced solutions. The Company will continue its efforts to develop integrations/interconnections with already established software market leaders.

•              Enter New Markets Through Increased Investment in and Expansion of Strategic Partnerships. To expand into new markets, the Company seeks to increase its key strategic relationships with dominant players in market verticals, system integrators and channel partners having significantly greater resources and immediate access to customers. Because of the Company’s positioning of eB as a complementary rather than replacement or standalone solution, the Company is well positioned to create win-win relationships with its direct/indirect competitors. Ultimately, the end-users benefit with higher value solutions that truly address their critical information requirements. Properly implemented, we believe this strategy affords the Company new, relatively immediate, incremental, high margin revenues with substantially reduced investment. However, for this strategy to be successful, the Company must allocate resources for the additional demands placed on the Company. In particular, the Company must invest in: (1) product development to assure eB integrates easily with those of the expanding partner network, and (2) sales, marketing and customer support resources to train, coordinate, and support a growing partnership network and base of end-users.

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

•              Increase Company’s Market Presence. The Company plans to increase the awareness and credibility of the Company and the eB suite within its vertical markets, with its partners, and within the investment and technology analyst communities. To heighten the profile of the Company in its customer markets, the Company will be modernizing its corporate image to showcase its state-of-the-art technology and focus on regulatory compliance issues.

•              Grow revenues by:

i)              Leveraging senior business development executives with extensive market contacts within each of the Company’s targeted vertical markets in the US and UK/Europe. In addition, the Company plans to allocate additional resources to support these key persons with adequate staffs and budgets to leverage their effect in the market.

ii)             Leveraging existing user groups to increase the number of licensed seats and/or number of software modules. This is intended to not only increase software sales but also enhance the recurring revenue stream the Company realizes from annual software maintenance contracts.  In addition, the Company will target conversion of legacy software seats into eB.

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

A small number of customers has typically accounted for a large percentage of the Company’s annual revenues.  In fiscal 2006 Constellation Energy Group accounted for 13% of revenues.  In fiscal 2005 Network Rail accounted for 16% of revenues.  In fiscal 2004 Network Rail and Constellation Energy Group accounted for 23% and 15% of revenue, respectively.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

For this reason, alternatives “to market avenues” are being pursued with strategic partners.  It is a defined objective of the Company to substantially grow our partnering relationships in markets where we are not directly active.

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

Indirect distribution channels

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company.  Sales through indirect channels amounted to $796,000 or 11%, $507,000 or 9% and $471,000 or 5% of total sales for fiscal years 2006, 2005 and 2004, respectively.

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

The Company intends to continue to extend its position as a technology leader in developing and marketing EIM solutions that include integrated document, configuration and records management solutions. The Company intends to do this by continuing to enhance the features and functionality of its eB product suite using industry best practices, customer input and feedback and current technologies, including tools to allow users to tailor the look and feel of the product, administrative tools to enable systems operators to easily setup and make changes to the system and add tighter integration with other third party enterprise products. Through this enhanced functionality and integration the Company’s products can provide even faster deployment and greater management control of enterprise information. The Company also plans to introduce new products and product extensions which are complementary to its existing suite of products and which address both existing and emerging market needs.

During 2006, the Company developed a new feature set that enable it to bring EIM features to an existing Microsoft SharePoint installation. This technology will continue to be enhanced and refined during 2007.  In addition, the Company is participating in the Early Adopter program for certification on Microsoft’s new Vista operating system.

Backlog and Current Contracts

The Company’s contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At September 30, 2006, the Company’s contract backlog was $4,244,000, as compared to $4,355,000 at September 30, 2005. The Company  expects a majority of the September 30, 2006 backlog to be substantially completed in fiscal 2007. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company’s backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

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

Employees

As of September 30, 2006, the Company had 33 full-time employees, of whom 8 were engaged in product development, 11 in customer support, implementation and application engineering activities, 8 in sales and marketing and 6 in administration. The Company also utilizes consultants for specific projects. None of the Company’s employees is represented by a labor union. The Company has not experienced work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense and the Company expects that such competition will continue for the foreseeable future. The Company had an incentive stock option plan which expired March 31, 2006 which was used for granting options to employees as a means of attracting and keeping key individuals. The Company believes that its future success will depend, in large measure, on its ability to continue to attract, hire and retain qualified employees and consultants.

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

The Company has a history of losses and may incur losses in the foreseeable future.  We incurred net losses of $2,376,000, $6,049,000 and $223,000 for the fiscal years 2006, 2005 and 2004, respectively.  As of September 30, 2006, our accumulated deficit was $92,313,000.  If revenues do not reach the levels the Company anticipates, or if operating expenses exceed the Company’s expectations, the Company may not be able to achieve or sustain profitability in the near future or at all.   If the Company is unable to achieve and sustain profitability at satisfactory levels, its financial condition and stock price could be materially adversely affected.

The Company will be controlled by Spescom Ltd. and its subsidiaries as long as they are entitled to a majority of the votes eligible to be cast in the election of directors.

As of December 19, 2006, Spescom Ltd. (together with its subsidiaries), by virtue of its ownership of common stock and Series F Preferred Stock, was entitled to 27,408,249, or 56%, of the total number of votes eligible to be cast in the election of directors.  Spescom Ltd. therefore currently has the ability to elect a majority of the Company’s board of directors and to remove the entire board of directors, with or without cause, without calling a special meeting.  Moreover, even if the above-referenced percentage were to drop below 50%, it is likely that Spescom Ltd. would have sufficient votes to retain control of the Company.  As a result, Spescom Ltd. will likely continue to control all matters affecting the Company, including but not limited to:

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

There are currently 2,450 shares of Series I Preferred Stock outstanding, which are held by Monarch Pointe Fund, Ltd. (“Monarch”) and its affiliate Mercator Momentum Fund III, L.P. (“MMF”), each an affiliate of M.A.G. Capital, LLC (“MAG”).  A corporate transaction of the variety discussed in the preceding paragraph did not occur on or before April 30, 2006.  Monarch and MMF are therefore entitled to elect to have all of the outstanding Series I Preferred Stock redeemed as discussed in the preceding paragraph.  If such election is made prior to December 31, 2006, the redemption price is anticipated to be $2,450,000, plus all declared but unpaid dividends.  In the event of such election, unless the Company is able to raise additional debt or equity funds, the Company anticipates that it would not have sufficient funds to carry out the redemption.  If the Company were able to raise additional funds, it is likely that existing shareholders would suffer additional substantial dilution.  If the election to redeem the Series I Preferred Stock is made and the Company is unable to pay the redemption price, Monarch and MMF would become entitled to elect a majority of the authorized directors of the Company.  In this event, those entities, through their majority control of the Board of Directors, would be able to control or (with respect to matters requiring shareholder approval) exert significant influence over all matters affecting the Company, including:

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

Upon a liquidation of the Company, the holders of Series F Convertible Preferred Stock would be entitled to receive, prior to any distribution to the holders of common stock, an aggregate amount equal to $5,291,000 plus accrued but unpaid dividends per share and interest on all such dividends, which as of  November 30, 2006 totaled $943,000.  Upon a liquidation of the Company, sale of all or substantially all of the Company’s assets, or merger of the Company, prior to any distribution or payment of merger consideration to the holders of common stock, the holders of Series I Convertible Preferred Stock would be entitled to receive an aggregate amount equal to the higher of (i) $2,450,000 plus declared but unpaid dividends per share, which as of November 30, 2006 totaled $46,000 and (ii) the amount such holders would be entitled to receive had such holders’ shares of Series I Preferred Stock been converted into shares of common stock immediately prior to the liquidation, sale of assets or merger in accordance with the terms of the Series I Preferred Stock.

The Company has borrowed funds from Spescom Ltd., which debts are secured by all of the Company’s assets, and the Company may become insolvent if repayment of such debt is due prior to the Company’s ability to obtain funds to repay such debt or if the Company fails to restructure such debt.

At September 30, 2006, the Company owed, including accrued but unpaid interest, an aggregate amount of $680,000 to Spescom Ltd.  Interest accrues on such debt at an annual interest rate of 10%, and such debt is secured by a security interest in favor of Spescom Ltd. on all of the Company’s assets.  Spescom Ltd. has agreed to extend the maturity date on such debt until October 1, 2007. In addition at September 30, 2006 the Company owed Spescom Ltd. $534,000 relating to certain marketing research and analysis that Spescom Ltd. performed on behalf of the Company in 2005 along with administrative and office facilities provided to the Company in the United Kingdom.  The obligation accrues interest at 11% per annum.   In  October  2006 the Company repaid $350,000 of the amounts owed to Spescom Ltd.  If the Company is unable to generate sufficient cash flow from its operations, secure funds from the capital markets or lenders or restructure its debt to Spescom Ltd., the Company will become insolvent.

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

The Company believes its capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and third party products and receivables management.  The Company’s future liquidity will depend on its ability to generate new system sales of its e B product suite in the near term, which cannot be assured.  Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  Management believes that the Company’s current cash and receivables, as well as additional cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital.  However, the Company may not be able to obtain sufficient orders to enable the Company to achieve a sustained break-even level of cash flow, which would be necessary to continue operations in the absence of further financing.   Future equity financings would be dilutive to the existing holders of the Company’s common stock.  Future debt financings could involve restrictive covenants.  Moreover, the Company may not be able to attract equity or debt financing at all.

The Company is dependent on sales to a relatively small number of new customers each quarter, so any failure to close a sale to any customer could have a material adverse effect on its quarterly operating results.

A small number of customers has typically accounted, and will continue in the future to account, for a large percentage of the Company’s annual revenues. Constellation Energy Group accounted for 13% of revenue for fiscal 2006.  Network Rail accounted 16% of the Company’s revenues in fiscal 2005.  Network Rail and Constellation Energy Group accounted for 23% and 15%, respectively, of revenues for fiscal 2004. Because of the Company’s reliance on sales to relatively few customers, the loss of any sale could have a material adverse effect on the results of its operations on any given quarter.  Additionally, a significant portion of the Company’s revenues has historically been, and is expected in the future to be, derived from the sale of systems to new customers.  The Company generally incurs significant marketing and sales expense prior to entering into a contract with a new customer that generates revenues.  The length of time it takes to establish a new customer relationship typically ranges from 6 to 12 months.  As such, the Company may incur significant expenses associated with its sales efforts directed to prospective customers in any particular period before any associated revenues stream begins.  If the Company is not successful at obtaining significant new customers or if a small number of customers cancel or delay their orders for its products, then its business and its prospects could be harmed which may cause the price of the Company’s common stock to decline.

The Company has granted a source code license in the eB product suite to Aveva Solutions Limited and could face competition from the offering by that company or one of its sublicensees of products with substantially the same functionality as the eB product suite.

On October 2, 2006, the Company entered into a $2 million licensing contract with an engineering IT solutions and services company, Aveva Solutions Limited (“AVEVA”), by which the Company granted to AVEVA a non-exclusive perpetual license to use and sublicense (subject to certain restrictions described below) the technology underlying the Company’s eB product suite, including the source code of the eB product suite.  However, prior to October 2, 2007, AVEVA may not actively offer a product that includes substantial functionality from the eB product suite to specified customers of the Company, which comprise substantially all of the Company’s customers.  In addition, prior to March 31, 2008, AVEVA may not (1) sublicense the source code of the eB product suite or any derivative of it (except to third party contractors under limited circumstances) or (2) sublicense the eB product suite or any derivative of it when such technology is not included with other products (except to existing customers of AVEVA’s parent company, Aveva Group plc, and certain of its affiliates).  Nevertheless, subject to the foregoing restrictions, AVEVA or a party to whom AVEVA grants a sublicense could offer products using the Company’s source code and providing substantially the same functionality as the eB product suite, which could have a material adverse impact on the Company’s business, results of operations, and financial condition.  The Company is not aware, however, that AVEVA has undertaken or intends to undertake any activities using the licensed technology that are in direct competition with the Company’s business.  Furthermore, the Company believes, based on communications with AVEVA, that AVEVA intends to use the licensed technology only in products designed for use in and offered to business segments that the Company does not currently serve or intend to serve.

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

Conversion of the Company’s preferred stock would result in significant dilution to existing shareholders.

In a private placement completed in March 2006, the Company issued, in addition to certain warrants, shares of new Series I Convertible Preferred Stock, which upon conversion into common stock would result in substantial dilution to common shareholders. The number of shares of the Company’s common stock into which the shares of Series I Preferred Stock may be converted varies based on a volume-weighted measure of the market price of the common stock. The range is from 11,666,667 common shares, if the market price measure were to be at least $0.25 at the time of all conversions, up to 33,793,104 common shares, if the market price measure were to be no greater than $0.08 at the time of all conversions.

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

In connection with the Series I Convertible Preferred Stock private placement completed in March 2006, the Company filed a registration statement for the common stock of the Company issuable upon conversion of such preferred stock.  The registration statement was declared effective By the Securities and Exchange Commission on July 10, 2006.  Any sales of these shares of common stock or shares of the Company’s common stock issued in any future offering could cause a decline in the price of the Company’s stock.  In addition, Spescom Ltd. holds 27,408,249 shares of the Company’s common stock on a fully diluted basis as of December 19, 2006, and if it sells its shares of the Company from time to time in the future, the Company’s stock price may be adversely affected.  Spescom Ltd. also has certain demand and piggyback registration rights relating to 11,757,778 of these shares.

The exercise of outstanding options and warrants would result in dilution of the Company’s stock.

As of September 30, 2006, the Company had outstanding stock options to purchase approximately 4,454,750 shares of common stock and warrants to purchase approximately 6,726,852 shares of common stock.   If all or a significant number of the options or warrants are exercised, shareholders could suffer significant dilution.

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

The Company leases 3,024 square feet of a 6,137 square foot building in Surrey, United Kingdom.  The lease, which commenced on February 10, 2006 and terminates on February 10, 2011, includes an early termination option effective after three years, February 9, 2009, provided six months notice is given.  The monthly rent, which began on August 10, 2006, is $6,663 over the lease term.

See Note 10 of the Notes to the Consolidated Financial Statements for further information regarding the Company’s lease commitments.

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

	High	Low
Year Ended September 30, 2006
First Quarter	$0.25	$0.09
Second Quarter	0.25	0.11
Third Quarter	0.14	0.08
Fourth Quarter	0.12	0.06
Year Ended September 30, 2005
First Quarter	$0.55	$0.31
Second Quarter	0.68	0.30
Third Quarter	0.50	0.21
Fourth Quarter	0.36	0.16

On September 30, 2006, there were approximately 800 holders of record of the Company’s Common Stock and the last sale price of the Common Stock as reported on the OTC Bulletin Board on September 30, 2006 was $0.12 per share.

The Company has never paid a dividend on its Common Stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company’s business. Consequently, the Company does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans as of September 30, 2006.  The table includes the 1996 Stock Incentive Plan.

				Number of securities
	Number of securities to be			remaining available for future
	issued upon exercise of		Weighted-average exercise	issuance under equity
	outstanding options, warrants		price of outstanding options,	compensation plans (excluding
	and rights		warrants and rights	securities reflected in column a)
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,454,750		$0.28	—
Equity compensation plans not approved by security holders	1,300,000	(1)(2)	$0.33	—
Total	5,754,750		$0.29	—

(1)  A warrant underlying 1,000,000 of these option shares was granted in 2004 to a public relations firm.  The exercise price under the warrant is $0.40 per share.  The warrant expires on November 3, 2007. The warrant vests and becomes exercisable as follows:  (i) 500,000 option shares vest on the date that the average of the last sale price of the Company’s stock on the OTC Bulletin Board for the ten trading days immediately preceding such date (the “Market Price”) exceeds $0.60 per share, (ii) 250,000 option shares vest on the date that the Market Price exceeds $0.70 per share, and (iii) the remaining 250,000 option shares vest and become exercisable on the date that the Market Price exceeds $0.80 per share.

 (2)  A warrant underlying 300,000 of these option shares was granted on March 31, 2006 to a public relations firm.  The exercise price under the warrant is $0.10 per share.  The warrant expires on the third anniversary of its date of issuance.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company. The financial data for each of the years ended September 30, 2006, 2005, 2004, 2003 and 2002 have been derived from the audited Consolidated Financial Statements.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years ended September 30,
	2006	2005	2004	2003	2002
	(In thousands except per share data)
Consolidated Statement of Operations Data
Revenues
Licenses	$1,775	$737	$3,897	$2,053	$1,958
Services and other	5,231	5,088	5,105	5,309	5,012
Total revenues	7,006	5,825	9,002	7,362	6,970

Cost of revenues
Licenses	324	206	260	690	2,041
Services and other	2,370	2,232	2,249	2,334	3,218
Total cost of revenues	2,694	2,438	2,509	3,024	5,259

Gross profit	4,312	3,387	6,493	4,338	1,711

Operating expenses:
Research and development	1,058	852	1,393	1,494	1,828
Marketing and sales	2,410	3,799	2,949	2,452	3,479
General and administrative	1,622	1,994	1,965	1,410	1,809
	5,090	6,645	6,307	5,356	7,116
Income (loss) from operations	(778)	(3,258)	186	(1,018)	(5,405)

Nonrecurring loss on conversion of debt to preferred stock	—	—	—	(1,499)	—
Interest and other income	4	1	13	4	7
Interest and other expense	(248)	(291)	(151)	(491)	(371)

Net income (loss)	(1,022)	(3,548)	48	(3,004)	(5,769)

Deemed preferred dividend	(1,000)	(2,200)	—	—	—
Cumulative preferred dividends	(354)	(301)	(271)	—	—
Net loss available to common shareholders	$(2,376)	$(6,049)	$(223)	$(3,004)	$(5,769)

Basic and diluted net loss per share	$(0.06)	$(0.17)	$(0.01)	$(0.10)	$(0.19)

Shares used in computing basic and diluted net loss per common share	36,875	34,941	34,016	31,100	30,842

	Years Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data
Working deficit	$(7,782)	$(4,659)	$(2,693)	$(3,880)	$(2,972)
Total assets	1,723	1,645	1,430	1,230	2,508
Long-term obligations	680	976	601	566	4,891
Shareholders’ (deficit) equity	(7,878)	(4,960)	(3,136)	(4,141)	(7,145)

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

We develop, market and support eB, our integrated suite of collaborative document, configuration and records management software solutions. Our revenues in the fiscal year ended September 30, 2006 increased by 20% from the prior fiscal year primarily due to increased license sales for both new and existing customers.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training.  Of our total revenues in fiscal 2006, license revenues accounted for 25%, maintenance services revenues accounted for 44% and non-maintenance services represented 31%.

Many of our customers are located outside the United States, with foreign-originated revenues accounting for 35% and 49% of fiscal 2006 and 2005 revenues, respectively.  Revenue in fiscal 2006 reflected a foreign currency gain of $10,000 due to the declining value of the dollar during the year.

While revenues increased, our cost of revenues increased by 11% in fiscal 2006 compared to fiscal 2005 primarily because of higher cost of sales for licenses.   Our gross profit increased from 58% to 62% of revenues in fiscal 2006 due to the increase in high margin software sales.  Operating expenses decreased by 23% primarily as a result of decreased marketing and sales efforts in fiscal 2006 and a reduction in personnel in September 2005.

At September 30, 2006, our principal sources of liquidity consisted of $95,000 of cash and cash equivalents, compared to $285,000 at September 30, 2005.  On October 31, 2005 and March 10, 2006 we completed two private placement of preferred stock which resulted in aggregate gross proceeds of $1,000,000.  Subsequent to fiscal 2006, we received an initial payment of $1,200,000 relating to a large license sale in October 2006, in connection with which the Company expects to receive an additional license and development fee of $800,000. (See Note 13 to the Consolidated Financial Statements for further information regarding that license sale.)

This Management’s Discussion and Analysis of Financial Condition and Results of Operation summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-year period ended September 30, 2006, each year therein being referred to as fiscal 2006, fiscal 2005 and fiscal 2004.  Unless otherwise indicated, references to any year in this discussion refer to the applicable fiscal year ended September 30.  This discussion and analysis should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

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

Software Development Costs and Purchased Software

Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers.  In 2006 and 2005, the Company capitalized $35,000 and $514,000, respectively, of internal software developments costs.  The capitalized software costs relate primary to the eB version 14 product release completed in November 2005 and is the core base product of the Company going forward. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to five years.

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company retains no continuing obligations on sales to VARs.  Management believes that no significant concentrations of credit risk existed at September 30, 2006. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, the Company may be required to book additional bad debt expense which could have a material adverse effect on our business, results of operations and financial condition for the periods in which such additional expense occurs.

Share-Based Payments

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

Results of Operations

The following table sets forth the percentage relationship to total revenues of items included in the Company’s Consolidated Statements of Operations for the years ended September 30, 2006, 2005 and 2004.

	2006	2005	2004
Revenues
Licenses	25%	13%	43%
Services and other	75%	87%	57%
Total revenues	100%	100%	100%

Cost of revenues
Licenses	4%	4%	3%
Services and other	34%	38%	25%
	38%	42%	28%

Gross profit	62%	58%	72%

Operating expenses:
Research and development	15%	15%	15%
Marketing and sales	35%	65%	33%
General and administrative	23%	34%	22%
	73%	114%	70%

Income (loss) from operations	(11)%	(56)%	2%

Nonrecurring loss on conversion of debt to preferred stock	—	—	—
Interest and other income	—	—	—
Interest expense	(4)%	(5)%	(1)%

Net income (loss)	(15)%	(61)%	1%
Deemed preferred dividend	(14)%	(38)%	—
Cumulative preferred dividends	(5)%	(5)%	(3)%
Net loss available to common shareholders	(34)%	(104)%	(2)%

Revenues

Licenses Revenues

(in thousands)

	2006	Change	2005	Change	2004
License revenues	$1,775	141%	$737	(81)%	$3,897
Percentage of total revenues	25%		13%		43%

License revenues increased by $1.0 million, or 141%, to $1.8 in fiscal 2006 million from $737,000 in fiscal 2005.  The increase is due to (1) new customers ordering software systems such as Florida Power and Light for $269,000 and Defense Threat Reduction Agency (a part of the United States Defense Department) for $140,000 and (2) current customers expanding their systems such as Constellation Energy Group who placed sales for $282,000 and JEA for $275,000.   License revenues decreased by $3.2 million, or 81%, to $737,000 in fiscal 2005 from $3.9 in fiscal 2004.  This decrease was due to delays in new customers ordering software and current customers expanding their existing systems.  We believe these delays were the result of customer concerns regarding budgets and availability of internal customer resources.  In fiscal 2004 the Company benefited from three large license sales of which one was to an existing customer, Network Rail, for $1.5 million and two new customers, Constellation Energy Group for $750,000 and City of Las Vegas for $546,000.

The Company was successful in capitalizing on its pipeline of sales opportunities in 2006 resulting in a substantial increase in license revenues compared to relatively weak license sales in fiscal 2005.  While the Company’s pipeline of sales opportunities continues to be strong for 2007, the Company’s license revenues can fluctuate from quarter to quarter, based on the timing of customers orders due to the long sales cycle and changes in customers’ internal plans for the rollout of software licenses.  The length of time it takes to establish new customer relationships typically ranges from 6 to 12 months and as such the timing of sales can fluctuate significantly.

A small number of customers has typically accounted for a large percentage of the Company’s total annual revenues. Constellation Energy Group accounted for 13% of 2006 revenue and Network Rail accounted for 16% of fiscal 2005 revenue, while Network Rail and Constellation Energy Group accounted for 23% and 15%, respectively, of revenues for fiscal 2004. The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.  In an effort to decrease the Company’s dependence on large license orders from individual customers, the Company is focusing on building its network of software resellers to increase its channels to market.  In fiscal 2006 revenue through resellers totaled $796,000 or 11% of total revenue versus $507,000 or 9% in fiscal 2005 and $471,000 or 5% in fiscal 2004.

Service and Other Revenues

(in thousands)

	2006	Change	2005	Change	2004
Services and other revenues	$5,231	3%	$5,088	—%	$5,105
Percentage of total revenues	75%		87%		57%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to design studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenues increased $143,000 or 3% from $5.1 million in fiscal 2005 to $5.2 million in fiscal 2006.   Non-maintenance services increased $134,000 while there was a slight increase of $9,000 for maintenance revenue in fiscal 2006.   Non-maintenance services increased as customers continued to utilize the Company’s resources to assist in implementing their systems in new business areas within their company and upgrading from older legacy systems to the current versions of eB.

Service and other revenues were relatively unchanged from fiscal 2004 to fiscal 2005.  Non-maintenance services increased $122,000 while maintenance revenue decreased $139,000.  Non-maintenance services increased slightly as customers continued to utilize the Company’s resources to assist in implementing their systems in new business areas within their company and upgrading from older legacy systems to the current versions of eB.  The decrease in maintenance revenue is primarily the result of customers which had  been acquired by other entities and therefore did not renew their maintenance.

We anticipate that service and other revenue will fluctuate primarily due to fluctuations in sales to new customers, which require more services that typically include a business process study, integration with other business systems and training.  In addition, we expect that service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of Licenses Revenues

(in thousands)

	2006	Change	2005	Change	2004
Cost of License Revenues	$324	57%	$206	(21)%	$260
Percentage of total revenues	4%		4%		3%

Cost of licenses revenues consists of costs associated with reselling third-party products and amortization of internal software development costs.

Cost of license revenues increased $118,000 or 57% in fiscal 2006 compared to fiscal 2005 primarily due to a full year of software amortization totaling $87,000 and an increase in third party software costs of $31,000 for one customer.  However, the gross profit percentage of license revenue increased to 82% in fiscal 2006 from 72% in fiscal 2005 primarily due to the substantial increase in the sales of the Company’s proprietary software during fiscal 2006 while the related costs was only the amortization of the Company’s capitalized software development costs.

The cost of license revenues decreased in absolute dollars but increased as a percentage of license revenues in fiscal 2005 compared to fiscal 2004. The $54,000, or 21% decrease was comprised of a $32,000 decrease in software amortization expense as a result of software being fully amortized in fiscal 2004 and a $22,000 decrease in third party software costs reflecting the lower third party product sales in fiscal 2005.  Although license revenues decreased 81% in fiscal 2005 the cost of license revenues decreased only 21% resulting in a reduction in gross profit percentage of license revenues to 72% in fiscal 2005 from 93% the prior year. This decrease was due to the fact that fiscal 2005 had a higher portion of third party license revenues to total license revenues.

We expect the cost of license revenues to fluctuate based on customer requirements for third-party software products since these costs have the largest impact on cost of license revenues.  We expect the gross profit percentage from license revenues to improve as sales of the Company’s proprietary software become a greater portion of total license revenues in future years.

Cost of Services and Other Revenues

(in thousands)

	2006	Change	2005	Change	2004
Cost of services and other revenues	$2,370	6%	$2,232	(1)%	$2,249
Percentage of total revenues	34%		38%		25%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenues increased by $138,000 or 6% primarily due to third party scanning services provided to one customer during fiscal 2006.   The gross profit percentage on services and other revenue decreased slightly to 55% in fiscal 2006 from 56% in fiscal 2005.

Cost of services and other revenues decreased $17,000, or 1%, in fiscal 2005 compared to fiscal 2004 as services and other revenue remained was also relatively unchanged.  The gross profit percentage on services and other revenue for fiscal 2005 was unchanged from 2004 at 56%.

We expect the cost of services and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Operating Expenses

Research and Development

(in thousands)

	2006	Change	2005	Change	2004

Research and development expenses	$1,058	24%	$852	(39)%	$1,393
Percentage of total revenue	15%		15%		15%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

In fiscal 2006, research and development expenses increased $206,000, or 24% compared to fiscal 2005.  In fiscal 2005 capitalization costs relating to the Version 14 eB software upgrade totaled $514,000, while only $35,000 was capitalized in fiscal 2006 since the project was completed in November 2005, resulting in research and development costs of $479,000 being expensed.  Excluding the effect from the capitalized software, research and development costs decreased $273,000 from fiscal 2005 to fiscal 2006 as a result of lower personnel related costs due to a reduction in personnel in September 2005.

Research and development expenses decreased by $541,000, or 39% from fiscal 2004 compared to fiscal 2005.  The decrease was due primarily to the capitalization of $514,000 in costs directly associated with the development of a new architecture for the eB platform.  The balance of the decrease, $27,000, related to the reduction in engineering personnel implemented in June 2005.  As a percentage of total revenues research and development expense remained unchanged at 15%.

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to increase in absolute dollar amounts but remain relatively unchanged as a percentage of total revenue.

Marketing and Sales

(in thousands)

	2006	Change	2005	Change	2004
Marketing and sales expenses	$2,410	(37)%	$3,799	29%	$2,949
Percentage of total revenue	35%		65%		33%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

In fiscal 2006, marketing and sales expenses decreased $1,389,000 or 37% when compared to fiscal 2005.  This decrease is primarily due to a reduction in personnel in September 2005 resulting in $756,000 lower personnel related costs and reduced costs of $589,000 for advertising, consulting, and tradeshows.

Marketing and sales expenses increased in absolute dollars and as a percentage of total revenue for fiscal 2005 compared to fiscal 2004.  The increase of $850,000, or 29% is due primarily to $452,000 for additional marketing and sales personnel, $263,000 in marketing research and analysis of the IT infrastructure and banking markets, and $247,000 in marketing costs primarily related to a public relations campaign, user conference, trade shows, and travel.  In September 2005 the Company determined that it did not have adequate resources to continue to pursue the IT infrastructure and banking markets.  In addition, at the end of fiscal 2005 the Company restructured its marketing and sales department resulting in decreased costs in 2006.

We expect marketing and sales expense to increase in absolute dollar amounts but decrease as a percentage of total revenue in fiscal 2007.

General and Administrative

(in thousands)

	2006	Change	2005	Change	2004
General and administrative expenses	$1,622	(19)%	$1,994	1%	$1,965
Percentage of total revenue	23%		34%		22%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

In fiscal 2006, general and administrative expenses decreased by $372,000 or 19% when compared to fiscal 2005.  A significant portion of the decrease was attributable to restructuring costs of $239,000 incurred in 2005 that was partially offset by a $77,000 reduction in the Company’s allowance for uncollectible accounts.  The balance of the decrease was due to a reduction in legal and professional fees of $333,000 that was offset by the increase of compensation expense of $123,000 related to the adoption of FAS 123R.

General and administrative expenses remained relative constant on an absolute dollar basis and increased as a percentage of total revenues for fiscal 2005 as compared to fiscal 2004.  Fiscal 2005 general and administrative expense included $239,000 in restructuring costs which was comprised of employee termination expense of $203,000 and $36,000 in the writedown of capitalized software development costs associated with the Company’s decision in September 2005 to no longer pursue the eB IT market.

We expect that general and administrative expenses will increase slightly in absolute dollars in comparison to the prior year but decrease as a percentage of total revenue in fiscal 2007.

Interest and Other Income

Interest and other income consists primarily of interest earned on our cash and cash equivalents, gains on revaluation of derivatives or foreign translation adjustments, and gains on the sale of assets.  In fiscal 2006, interest and other income increased to $4,000 from $1,000, a net increase of $3,000, primarily from a foreign translation exchange difference.

Interest and other income decreased by $12,000 to $1,000 in fiscal 2005 from $13,000 in fiscal 2004 due primarily to fiscal 2004 including a gain of $6,000 on the revaluation of a derivative that was recognized as a liability in the consolidated balance sheet in fiscal 2003 but was converted into stock in the second quarter of fiscal 2004.

Interest and Other Expense

Interest and other expense decreased $43,000 from fiscal 2005 to 2006.  Other expense in fiscal 2005 included an expense of $146,000 relating to extending the expiration date of certain warrants.  The expense was determined based on the value calculated using the Black-Scholes method.  Excluding the expense associated with extending the life of the warrants, interest expense increased $103,000 from fiscal 2005 to 2006 primarily due to interest on the higher balance of dividends and notes payable to Spescom Ltd. and Spescom Ltd. UK.

Interest and other expense increased $140,000 from fiscal 2004 to fiscal 2005 due to expenses associated with the Company extending the life of certain warrants that were due to expire in August 2005 for a period of one year.  The expense was determined based on the value calculated using the Black-Scholes method.

Deemed Preferred Dividend

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

In March 2006 the Company completed the second round of the financing arrangement whereby the Company issued 2,450 shares of Series I Preferred Stock along with 925,926 common stock warrants for gross proceeds of $500,000 and the exchange and cancellation of 1,950 shares of Series H Convertible Preferred Stock. In accordance with EITF 00-27 “Application of issue No 98-5 to Certain Convertible Instruments,” the Company calculated using the Black–Scholes method the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $500,000.

In fiscal 2005 the Company also had a deemed dividend in connection with a financing arrangement whereby the Company issued 2,200 shares of Series G Convertible Preferred Stock along with 2,750,000 common stock warrants for gross proceeds of $2,200,000. The Company calculated using the Black–Scholes method the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $2,200,000.

Preferred Dividends

The outstanding Series F Convertible Preferred Stock was entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Cumulative preferred dividends earned in both fiscal 2006 and fiscal 2005 were $265,000.  Unpaid dividends accrue interest at the rate of 8% per annum.  As of September 30, 2006, unpaid dividends and accrued interest amounted to $794,000 and $93,000, respectively.

The outstanding Series I Convertible Preferred Stock was entitled to receive dividends of 6.75% of the stated value of $1,000 per share per annum, payable on a monthly basis in cash or common stock accrued through the July 10, 2006 effective date of the registration statement filed by the Company that included the common stock issuable under the Series I Convertible Preferred Stock (“Series I Preferred Stock”).  Cumulative preferred dividends earned for fiscal 2006 were $46,000.  Unpaid dividends did not accrue interest.  As of September 30, 2006, unpaid dividends amounted to $46,000.

Prior to the exchange on March 10, 2006 of all the outstanding Series H Convertible Preferred Stock (“Series H Preferred Stock”) for Series I Preferred Stock, the Series H Preferred Stock was entitled to receive dividends of 6.75% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of shares of Series H Preferred Stock outstanding as of the first day of each such month.  For fiscal year 2006 dividends on the Series H Preferred Stock totaled $44,000 and there was no Series H Preferred Stock outstanding for the same periods in the prior year.  A total of 325,966 shares of common stock were issued on March 31, 2006 based on a $0.13 per share fair market price in payment of Series H Preferred Stock dividends due as of March 10, 2006, when the Series H Preferred Stock was exchanged for Series I Preferred Stock.

The outstanding Series G Convertible Preferred Stock (the “Series G Preferred Stock”) was entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of shares of Series G Preferred Stock outstanding as of the first day of each such month until the common shares under the Series G Preferred Stock was registered.  Prior to the registration statement being declared effective in March 2005 by the Securities & Exchange Commission, the Company issued 82,050 shares of common stock with a value of $37,000 as a dividend on the Series G Preferred Stock.  In connection with the Series G Preferred Stock financing in November 2004, the Company recorded a beneficial conversion of $2,200,000 as a preferred deemed dividend, as discussed above.

 Liquidity and Capital Resources

At September 30, 2006, our principal sources of liquidity consisted of $95,000 of cash and cash equivalents compared to $285,000 at September 30, 2005.  On October 31, 2005 and March 10 2006 we completed private placements of preferred stock which resulted in aggregate gross proceeds of $1,000,000.  Subsequent to the end of fiscal 2006, we received an initial payment of $1,200,000 relating to a large license and development fee sale of $2,000,000 in October 2006. (See Note 13 to the Consolidated Financial Statements for further information regarding that license sale.)  Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors.

In past years, the Company has received loans from Spescom Ltd. in the past to meet its obligations.  The outstanding balance of its demand notes owed to Spescom Ltd. including interest was $680,000 at September 30, 2006 as compared to $615,000 at September 30, 2005.  Spescom Ltd. has agreed not to call the notes prior to October 1, 2007.  In addition at September 30, 2006, the Company had a payable to Spescom Ltd. of $534,000.  The payable primarily relates to marketing research and analysis that Spescom Ltd. performed on behalf of the Company in fiscal 2005 and administrative services and facilities that Spescom Ltd. has provided to the Company in the United Kingdom.  Subsequent to yearend the Company paid $350,000 to Spescom Ltd. on the payable balance owed.  The Company has agreed to pay an additional $200,000 to Spescom Ltd. upon payment of the second installment of $800,000 from the license sale.

Cash used in operating activities was $773,000 for fiscal 2006.  The $773,000 use of cash in operating activities was due to the loss the Company incurred in fiscal 2006.  The operating loss was adjusted for non-cash activities of $656,000 comprised primarily of $167,000 in depreciation and amortization, $196,000 for FAS 123R period charge for employee stock options, and $253,000 in unpaid interest on notes payable to Spescom Ltd., and on an operating basis the Company also had a $346,000 decrease in deferred revenue due to one customer’s prepayment in 2005 of maintenance for three years.

Cash used in operating activities was $1,026,000 for fiscal 2005.  The $1,026,000 use of cash in operating activities was due to the substantial loss the Company incurred in fiscal 2005. The operating loss was adjusted for non-cash activities of $734,000 comprised primarily of $84,000 in depreciation and amortization, $135,000 in unpaid interest on notes payable to Spescom Ltd., and $302,000 in deferred payment professional services performed by Spescom Ltd.  On an operating basis the Company also benefited from a $1,119,000 increase in deferred revenue due to customers participating in an incentive program for early annual maintenance renewal.   The $168,000 used in operations for fiscal 2004 was due to a decrease in operating assets and liabilities of $575,000 while adjustments for non-cash activities increased $359,000, offset by the Company’s net income of $48,000.

Cash used in investing activities was $78,000 for fiscal 2006.  In fiscal 2006 the Company capitalized $35,000 in software development costs associated with its release of its eB product with a new architecture. In fiscal 2006 the Company purchased $43,000 of property and equipment in connection with the move into a new office facility in the United Kingdom.

Cash used in investing activities was $567,000 for fiscal 2005.  In fiscal 2005 the Company capitalized $514,000 in software development costs associated with its release of its eB product with a new architecture. In fiscal 2005 the Company purchased $14,000 of property and equipment and made $39,000 of software purchases.

In fiscal 2006 the Company received net proceeds totaling $716,000 after offering costs from two preferred stock offerings.  On October 25, 2005, the Company entered into a definitive agreement relating to a private placement with Monarch Pointe Fund, Ltd. (“Monarch”) and M.A.G. Capital, LLC (“MAG”). Pursuant to the agreement, on October 25, 2005, the Company issued (1) 1,950 shares of Series H Convertible Preferred Stock to Monarch and (2) warrants, which expire October 25, 2008, to purchase an aggregate of 925,926 shares of common stock at $0.27 per share to Monarch and MAG. The aggregate consideration received by the Company for the Series H Convertible Preferred Stock and warrants consisted of $500,000 and the remaining 1,450 shares of the Series G Convertible Preferred Stock, which were cancelled by the Company. The agreement contemplated the issuance by the Company at a second closing of 500 shares of Series H Convertible Preferred Stock and warrants, expiring on the third anniversary of the second closing, to purchase 925,926 shares of common stock at $0.27 per share, in exchange for aggregate consideration of $500,000. The obligations of the investors to consummate that second closing were subject to certain conditions, including that the closing price of the Company’s common stock would be $0.16 or greater for 20 consecutive trading days. This stock price condition was not satisfied and the second closing was not completed.

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

 A corporate transaction of the variety discussed in the preceding paragraph did not occur on or before April 30, 2006.  Monarch and MMF, as the holders of the Series I Preferred Stock, are therefore entitled to elect to have all of the outstanding Series I Preferred Stock redeemed as discussed in the preceding paragraph.  If such an election is made prior to December 31, 2006, the redemption price is anticipated to be $2,450,000, plus all declared but unpaid dividends.  In the event of such an election, unless the Company is able to raise additional debt or equity funds, the Company anticipates that it would not have sufficient funds to carry out the redemption.  If the Company were able to raise additional funds, it is likely that existing shareholders would suffer additional substantial dilution.  If the election to redeem the Series I Preferred Stock is made and the Company is unable to pay the redemption price, Monarch and MMF would become entitled to elect a majority of the authorized directors of the Company.  In this event, those entities, through their majority control of the Board of Directors, would be able to control or (with respect to matters requiring shareholder approval) exert significant influence over all matters affecting the Company. To date, the holders of the Series I Preferred Stock have not elected to exercise this redemption option.  As a result of this redemption feature, as of September 30, 2006 the Series I Preferred Stock is classified as a liability due to the Company’s obligation to redeem the stock at the option of the holder.

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

The number of shares issuable upon exercise and the per share exercise price of the warrants issued in the October 2005 and March 2006 private placements discussed above are subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification, consolidation or merger.

In fiscal 2005 cash provided by financing activities totaled $1,747,000 primarily generated from the Series G Convertible Preferred Stock private placement the Company completed in November 2004 which provided net gross proceeds of $2,200,000.

 The Company believes its capital requirements will continue to vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and third party products and receivables management.  The Company’s future liquidity will depend on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured. Management believes that the Company’s current cash and receivables and cash that may be generated from operations, will be sufficient to meet its short-term needs for working capital for at least the next year.  However, the Company may not be able to obtain sufficient orders to enable the Company to continue on a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.  Future equity financings, if available to the Company, would be dilutive to the existing holders of the Company’s common stock.  Future debt financings, if available to the Company, would likely involve restrictive covenants.

Net Operating Loss Tax Carryforwards

As of September 30, 2006, the Company had a net operating loss carryforward (“NOL”) for federal income tax purposes of $32,993,000, which expires over the years 2007 through 2024. The Company also had a NOL carryforward for state income tax purposes of $5,765,000, which expires over the years 2007 through 2012. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $274,000, which will substantially expire in the years 2007 through 2012. Under the Internal Revenue Code of 1986, as amended (the “Code”), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 20 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 20 years to offset future income taxes. As a result of the issuances of shares to Spescom Ltd. in the past, an additional ownership change occurred in April 2000. The Company’s ability to utilize the consolidated NOL in future years will be limited pursuant to Code Section 382. The annual limitation is approximately $1,159,000.

Off-Balance Sheet Arrangements

At September 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Foreign Currency

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world.  In fiscal 2006, revenues recorded in the United States were 65% of total revenue and revenues from Europe and other locations were 35% of total revenue.   For fiscal 2005 and 2004 combined, revenues recorded in the United States were 54% of total revenues, and revenues from Europe and other locations were 46% of total revenues.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.   Revenue in fiscal 2006 and fiscal 2005 were improved by foreign currency gain of $10,000 and $75,000 respectively, in each case due to a weakened dollar value compared to the pound sterling.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at September 30, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
		Less
		Than	1-3	3-5	Over 5
	Total	1 Year	Years	Years	Years
Notes and Accounts Payable to Spescom Ltd.	$1,214,000	$550,000	$664,000	$—	$—
Lease commitments – Operating Leases	1,109,000	337,000	663,000	109,000	—
Lease commitments – Capital Leases	60,000	44,000	16,000	—	—
Total	$2,383,000	$931,000	$1,343,000	$109,000	$—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk.  As of September 30, 2006, 2005 and 2004 the Company did not have any investments in money market accounts.

Foreign Exchange Risk

Our revenue originating outside the United States was 35%, 49% and 48% for fiscal 2006, 2005 and 2004, respectively. International sales are made mostly from our foreign sales subsidiary in the United Kingdom.  The functional currency of the Company’s United Kingdom subsidiary is the pound sterling. Our subsidiary incurs and settles most of its expenses in its local currency.

The assets and liabilities of our subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in stockholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Spescom Software Inc.

San Diego, California

We have audited the consolidated balance sheets of Spescom Software Inc., as of September 30, 2006 and 2005, and the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule of Spescom Software Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spescom Software Inc. as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

SINGER LEWAK GREENBAUM AND GOLDSTEIN LLP

Los Angeles, California

December 6, 2006

SPESCOM SOFTWARE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$95,000	$285,000
Receivables, net	854,000	613,000
Other current assets	190,000	72,000
Total current assets	1,139,000	970,000

Property and equipment, net	131,000	168,000
Computer software, net	425,000	477,000
Other assets	28,000	30,000
Total assets	$1,723,000	$1,645,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$792,000	$374,000
Payable to Spescom Ltd.	550,000	213,000
Preferred stock dividend payable to Spescom Ltd.	887,000	568,000
Accrued liabilities	1,446,000	1,407,000
Lease obligations— current portion	44,000	41,000
Deferred revenue	2,752,000	3,026,000
Series I redeemable preferred stock, par value $0.01 per share, 2,450 shares authorized; 2,450 shares issued and outstanding at September 30, 2006	2,450,000	—
Total current liabilities	8,921,000	5,629,000

Notes and accrued interest payable to Spescom Ltd.	664,000	917,000
Lease obligations	16,000	59,000
Total liabilities	9,601,000	6,605,000

Shareholders’ deficit:
Convertible preferred stock, 243,239 remaining shares authorized
Series F - par value $1.00 per share; 5,291 shares authorized, issued and outstanding in 2006 and 2005	6,790,000	6,790,000
Series G - par value $0.01 per share; 1,670 remaining shares authorized; 1,450 shares issued and outstanding in 2005	—	1,450,000
Common stock, no par value, 100,000,000 shares authorized; 37,144,494 and 36,818,528 shares issued and outstanding in 2006 and 2005	76,581,000	75,938,000
Common stock warrants	1,505,000	1,506,000
Accumulated other comprehensive loss	(441,000)	(353,000)
Accumulated deficit	(92,313,000)	(90,291,000)
Total shareholders’ deficit	(7,878,000)	(4,960,000)

Total liabilities and shareholders’ deficit	$1,723,000	$1,645,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2006	2005	2004
Revenues:
Licenses	$1,775,000	$737,000	$3,897,000
Services and other	5,231,000	5,088,000	5,105,000
Total revenues	7,006,000	5,825,000	9,002,000

Cost of revenues:
Licenses	324,000	206,000	260,000
Services and other	2,370,000	2,232,000	2,249,000
Total cost of revenues	2,694,000	2,438,000	2,509,000

Gross profit	4,312,000	3,387,000	6,493,000

Operating expenses:
Research and development	1,058,000	852,000	1,393,000
Marketing and sales	2,410,000	3,799,000	2,949,000
General and administrative	1,622,000	1,994,000	1,965,000
	5,090,000	6,645,000	6,307,000

Income (loss) from operations	(778,000)	(3,258,000)	186,000

Interest and other income	4,000	1,000	13,000
Interest and other expense	(248,000)	(291,000)	(151,000)
Net income (loss)	(1,022,000)	(3,548,000)	48,000

Deemed preferred dividend	(1,000,000)	(2,200,000)	—
Net income (loss) available after deemed preferred dividend	(2,022,000)	(5,748,000)	48,000

Cumulative preferred dividends	(354,000)	(301,000)	(271,000)
Net loss available to common shareholders	$(2,376,000)	$(6,049,000)	$(223,000)

Earnings per share:
Basic and diluted	$(0.06)	$(0.17)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	36,876,000	34,941,000	34,016,000

Statement of Comprehensive Loss
Net income (loss)	$(1,022,000)	$(3,548,000)	$48,000
Other Comprehensive income (loss):
Foreign currency translation adjustment	(88,000)	34,000	(93,000)
Comprehensive loss	$(1,110,000)	$(3,514,000)	$(45,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

Years Ended September 30, 2006, 2005 and 2004

(In thousands except preferred share

data)

						Accumulated
						Other
	Preferred Stock		Common Stock		Stock	Comprehensive	Accumulated		Comprehensive
	Share	Amount	Share	Amount	Warrants	Income	Deficit	Total	Loss
Balance at September 30, 2003			33,922	73,676	278	(294)	(84,591)	(10,931)
Exercise of stock options			56	14	—	—	—	14
Reclassification of Preferred Stock (See Note 6)	5,291	$6,790	—	—	—	—	—	6,790
Reclass of equity instruments redeemable for common stock to current liablities (see Note 8)	—	—	—	1,226	—	—	—	1,266
Preferred Stock dividend	—	—	—	(264)	—	—	—	(264)
Common stock issued for services	—	—	165	74	—	—	—	74
Foreign currency translation adjustment	—	—	—	—	—	(93)	—	(93)	$(93)
Net income	—	—	—	—	—	—	48	48	48
Total comprehensive loss	—	—	—	—	—	—	—	—	$(45)
Balance at September 30, 2004	5,291	6,790	34,143	74,726	278	(387)	(84,543)	(3,136)
Exercise of stock options	—	—	74	10	—	—	—	10
Issuance of Series G Preferred Stock & Warrants(see Note 6)	2,200	2,200	—	552	1,197	—	(2,200)	1,749
Preferred Stock dividend Series F	—	—	—	(264)	—	—	—	(264)
Preferred Stock dividend Series G	—	—	82	—	—	—	—	—
Warrants issued for services	—	—	—	—	30	—	—	30
Expiration of warrants	—	—	—	133	(133)	—	—	—
Conversion of Series G Preferred Stock into Commn Stock	(750)	(750)	2,428	750	—	—	—	—
Warrants exercised	—	—	91	31	(13)	—	—	18
Extension of expiration date of warrants (see Note 7)	—	—	—	—	147	—	—	147
Foreign currency translation adjustment	—	—	—	—	—	34	—	34	$34
Net loss	—	—	—	—	—	—	(3,548)	(3,548)	(3,548)
Total comprehensive loss	—	—	—	—	—	—	—	—	$(3,514)
Balance at September 30, 2005	6,741	$8,240	36,818	$75,938	$1,506	$(353)	$(90,291)	$(4,960)
Exhange Series G Preferred Stock for Series H Preferred Stock (See Note 6)	(1,450)	(1,450)	—	—	—	—	—	(1,450)
Issuance of Series H Preferred Stock (see Note 6)	1,950	1,950	326	303	133	—	(500)	1,886
Exchange Series H Preferred Stock for Series I Preferred Stock	(1,950)	(1,950)	—	—	—	—	—	(1,950)
Issuance of Series I Preferred Stock (see Note 6)	2,450	2,450	—	175	—	—	(500)	2,125
Reclass of Series I Preferred Stock to current liabilities (see Note 6)	(2,450)	(2,450)	—	—	105	—	—	(2,345)
Preferred Stock dividend Series F	—	—	—	(264)	—	—	—	(264)
Preferred Stock dividend Series I	—	—	—	(46)	—	—	—	(46)
Warrants issued for services	—	—	—	—	40	—	—	40
Expiration of warrants	—	—	—	279	(279)	—	—	—
FAS 123 period charge for employee stock options	—	—	—	196	—	—	—	196
Foreign currency translation adjustment	—	—	—	—	—	(88)	—	(88)	$(88)
Net loss	—	—	—	—	—	—	(1,022)	(1,022)	(1,022)
Total comprehensive loss	—	—	—	—	—	—	—	—	$(1,110)
Balance at September 30, 2006	5,291	$6,790	37,144	$76,581	$1,505	$(441)	$(92,313)	$(7,878)

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,022,000)	$(3,548,000)	$48,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,000	84,000	183,000
Unpaid interest on notes payable	253,000	135,000	108,000
Deferral of professional service charge from Spescom Ltd.	—	302,000	—
Share-based compensation	196,000	—	—
Impairment of capitalized software	—	36,000	—
Extension of expiration date on warrants	—	147,000	—
Warrants issued to consultant	40,000	30,000	—
Common Stock issued to consultant	—	—	74,000
Gain on derivative revaluation	—	—	(6,000)
Changes in assets and liabilities:
Receivables, net	(222,000)	333,000	(518,000)
Other current assets	(115,000)	228,000	14,000
Accounts payable	416,000	(68,000)	30,000
Payable to Spescom Ltd.	(7,000)	20,000	—
Accrued liabilities	(133,000)	156,000	60,000
Deferred revenue	(346,000)	1,119,000	(161,000)
Net cash used in operating activities	(773,000)	(1,026,000)	(168,000)

Cash flows from investing activities:
Purchases of property and equipment	(43,000)	(14,000)	(22,000)
Capitalization of software development costs	(35,000)	(514,000)	—
Purchases of software	—	(39,000)	(10,000)
Net cash used in investing activities	(78,000)	(567,000)	(32,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	10,000	14,000
Proceeds from exercise of warrants	—	18,000	—
Proceeds from Spescom Ltd. loans	—	—	600,000
Repayment of Spescom Ltd. loans	—	—	(600,000)
Net proceeds from private placement of common stock	716,000	1,750,000	—
Payments on capital lease obligations	(40,000)	(31,000)	(22,000)
Net cash provided (used) by financing activities	676,000	1,747,000	(8,000)

Effect of exchange rate changes on cash	(15,000)	22,000	(16,000)

Net increase (decrease) in cash and cash equivalents	(190,000)	176,000	(224,000)
Cash and cash equivalents at beginning of period	285,000	109,000	333,000

Cash and cash equivalents at end of period	$95,000	$285,000	$109,000

*See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.

Notes to Consolidated Financial Statements – September 30, 2006, 2005 and 2004

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

A small number of customers has typically accounted for a large percentage of the Company’s annual revenues. Constellation Energy Group accounted for 13% of revenues for fiscal 2006, while Network Rail accounted for 16% of revenues for fiscal 2005. Network Rail and Constellation Energy Group accounted for 23% and 15%, respectively, of revenues for fiscal 2004.

Property, Equipment and Purchased Software

Property and equipment is recorded at cost and depreciated using the straight-line method over useful lives of two to seven years.   Purchased software is recorded at cost and amortized using the straight-line method over the useful lives of one to five years.  Leasehold improvements are amortized on a straight-line basis over the shorter of their useful life or the term of the related lease.

Accumulated depreciation and amortization of property, equipment and purchase software was $1,400,000 and $1,392,000 at September 30, 2006 and 2005, respectively.  The related depreciation expense was $79,000, $83,000 and $183,000 for the years ended September 30, 2006, 2005 and 2004 respectively.  Expenditures for ordinary repairs and maintenance are expensed as incurred while major additions and improvements are capitalized.

Software Development Costs

Software development costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. In fiscal 2006 the Company capitalized $35,000 of internal software development costs, while the Company capitalized $514,000 of internal software developments costs in fiscal 2005.  Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $88,000 and $1,000 at September 30, 2006 and 2005, respectively. The related amortization expense was $87,000 and $1,000 for the years ended September 30, 2006 and 2005, respectively.   The Company has determined that none of its capitalized development costs has been impaired as of September 30, 2006 in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.  The Company concluded in fiscal 2006 and 2005 that there were no events or changes in circumstances that would indicate that the carrying amounts of long-lived assets were impaired.

Share-Based Payments

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 1996 Plan is 7,425,000.  As of September 30, 2006, options to purchase 4,455,000 shares are outstanding.   The 1996 Plan expired as of March 31, 2006 and therefore no further grants are available from this Plan.  The Company has not adopted a new sock incentive plan.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

For the year ended
September 30,
2006
Dividend Yield	0%
Expected Volatility	391%
Risk free interest rate	4.7%
Expected lives	10

The weighted-average estimated fair value of employee stock options granted during fiscal 2006 using the Black-Scholes model were as follows:

	For the three months ended September 30,	For the year ended September 30,
	2006	2006
Research and development	$1,000	$10,000
Marketing and sales	6,000	63,000
General and administrative	12,000	123,000

Share-based compensation	$19,000	$196,000

Basic and diluted net loss per share attributable to common shareholders
Basic	$—	$—
Diluted	$—	$—

A summary of option activity under the Plan as of September 30, 2006, and changes during the fiscal year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(000)	Price	Term	Value

Outstanding Options at September 30, 2005	4,856	$0.30

Granted	2,194	$0.12

Exercised	—	$—

Forfeited or expired	(2,595)	$0.19

Outstanding at September 30, 2006	4,455	$0.28	6.9	$800

Exercisable at September 30, 2006	3,410	$0.32	6.2	$200

The weighted-average grant-date fair values of options granted during the fiscal year ended September 30, 2006 were $0.12 per share.  There were no options exercised for the fiscal year ended September 30, 2006.

Stock-Based Compensation under FAS 123 for Periods Prior to Fiscal 2006

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

No compensation cost was recognized for employee stock option grants during 2005 or 2004 based upon the intrinsic value method, which were fixed in nature, as the options were granted at exercise prices equal to fair market value on the date of grant. Had compensation cost for the Company’s employee stock-based compensation plan been determined based on the fair value at the grant dates the disclosure requirements of SFAS 148, which amends the disclosure requirements of FAS 123, would have been as follows:

	Years ended September 30,
	2005	2004
Net income (loss) used in computing net income (loss) per share
As reported	$(6,049,000)	$(223,000)
Add: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(190,000)	(423,000)
Pro forma	$(6,239,000)	$(646,000)
Basic and diluted net loss per share
As reported	$(0.17)	$(0.01)
Pro forma	$(0.18)	$(0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	2005	2004
Dividend yield	0%	0%
Expected volatility	154%	170%
Risk free interest rate	4%	4%
Expected lives (years)	10	10

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

Statements of Cash Flows

The following table provides supplemental cash flow information:

	Years ended September 30,
	2006	2005	2004
Supplemental cash flow information:
Interest paid	$12,000	$12,000	$43,000

Non-cash financing and investing activities:
Deemed preferred dividend on private placement	$1,000,000	$2,200,000	—
Expiration of warrants	$279,000	$133,000	—
Accrued preferred stock dividends	$310,000	$265,000	$271,000
Acquisition of equipment under capital lease	$—	$68,000	—
Preferred stock coversion to common stock	$44,000	—	—
Beneficial conversion of Series H	$762,000	—	—

Note 2—Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements.  The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005. The Company adopted this standard at the beginning of fiscal 2006 under the modified-prospective transition method. Under the modified-prospective method, awards that are granted, modified, repurchased or cancelled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that stock option expense for unvested options must be recognized in the income statement. Had the Company adopted SFAS 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS 123 as described in the above “Stock Based Employee Compensation” disclosure of pro forma net income and earnings per share.

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

In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and Financial

Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). With respect to FAS 133, FAS 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provided that beneficial interests in securitized financial assets are not subject to the provision of FAS 133. With respect to FAS 140, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 155 to significantly affect our financial condition or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” FAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 157 to significantly affect our financial condition or results of operations.

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. FAS 158 is effective for us as of the end of the fiscal year ending after December 15, 2006. We do not expect the adoption of FAS 158 to significantly affect our financial condition or results of operations.

In September 2006, the SEC released SAB 108 to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of SAB 108 to significantly affect our financial condition or results of operations.

In October 2006, the FASB issued FAS 123R-5, “Amendment of FASB Staff Position FAS 123R-1,” to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. FAS 123(R).” The provisions in FAS 123R-5 are effective for us in the quarter beginning January 1, 2007. We do not expect the adoption of FAS 123R-5 to significantly affect our financial condition or results of operations.

Note 3 – Spescom Ltd. Transactions and Related Parties

As of September 30, 2006 and 2005 there were 5,291 shares of Series F Convertible Preferred Stock with a stated value of $1,000 per share held by Spescom Ltd., the majority shareholder of the Company. The Series F Convertible Preferred Stock is convertible into common stock, at a stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd. through September 30, 2008. The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of September 30, 2006, unpaid dividends and accrued interest amounted to $794,000 and $93,000, respectively. As of September 30, 2005, unpaid dividends and accrued interest amounted to $529,000 and $39,000, respectively.

Related party liabilities consist of the following:

	September 30,
	2006	2005
Payable to Spescom UK	$213,000	$213,000
Payable to Spescom Ltd.	337,000	—
Payable to Spescom Ltd.	$550,000	$213,000

Notes and accrued interest payable on demand - Spescom UK	$664,000	$615,000
Payable to Spescom Ltd.	—	302,000
Notes and accrued interest payable to Spescom Ltd.	$664,000	$917,000

The Company has two existing demand notes payable to Spescom Ltd. UK, a wholly owned subsidiary of Spescom Ltd., for $400,000 and $100,000, each bearing interest at the rate of 10% per annum.  As of September 30, 2006 and 2005, the balance owed on the notes including interest was $680,000 and $615,000, respectively. Spescom Ltd. has agreed that it will not cause Spescom Ltd. UK to demand repayment of $664,000 under the two notes prior to October 1, 2007.  Interest expense on the notes was $65,000 and $58,000 for the years ended September 30, 2006 and 2005, respectively.  These notes are collateralized by a security interest in favor of both Spescom Ltd. and Spescom Ltd. UK in respect of all the Company’s assets. In November 2005 the Company’s wholly owned subsidiary, Spescom Software Ltd. agreed to guarantee certain loan obligations of Spescom Ltd. which totaled $3.2 million as of September 30, 2006.  The proceeds of these loans had been used by Spescom Ltd. in prior years to provide working capital to the Company. The guarantee is secured by the assets of Spescom Software Ltd., which totaled $283,000 as of September 30, 2006.  Subsequent to year end, Spescom Ltd. refinanced their bank loans and the guarantee was reduced to $1.2 million.

Under a royalty arrangement beginning in fiscal 2004, Spescom Ltd. resold the Company’s software and maintenance services in South Africa. In February 2006 the royalty arrangement with Spescom Ltd. was terminated and the company entered into a new reseller arrangement with a third party company, DocQnet International, for the South African market. As part of the termination the Company assumed responsibility for the remaining maintenance obligations owed by Spescom Ltd. to their customers.  The deferred maintenance obligation assumed totaled $99,000 and was deducted from the payable balance owed by the Company to Spescom Ltd. Royalty revenue recognized under the royalty agreement with Spescom Ltd. for the years ended September 30, 2006, 2005 and 2004 were $117,000, $81,000 and $47,000, respectively.  In September 2005, Spescom Ltd. performed certain marketing and business development projects for the Company along with assisting in raising working capital. Spescom Ltd. has agreed to defer payment for these services until after October 1, 2007. However, interest accrues on the balance owed at a rate of 11%. The total expense relating to these services was $302,000 for the year ended September 30, 2005 and there was no additional expense recorded for the fiscal year ended September 30, 2006. As of September 30, 2006, the total unpaid services and interest amounted to $302,000 and $35,000, respectively.

Prior to February 10, 2006, Spescom Ltd. UK provided certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company was billed a monthly fee by Spescom Ltd. UK for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities. As of February 10, 2006, Spescom Ltd. no longer provides these administrative or accounting functions and the Company’s United Kingdom subsidiary has relocated to another facility.  For the years ended September 30, 2006, 2005 and 2004 the administrative fees totaled $226,000, $605,000 and $588,000, respectively. The office rent included in the administrative fee totaled $132,000, $354,000 and $344,000, respectively, for the years ended September 30, 2006, 2005 and 2004. At September 30, 2006 and 2005, the Company had a payable to Spescom Ltd. UK of $213,000 at the end of each year. In 1999, as part of an agreement to sell a 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd. UK; however, the landlord did not grant its consent to the assignment and as such Spescom Ltd.UK has paid the lease for the entire office directly to the landlord.  The lease expired on March 14, 2006.  The landlord has claimed that the Company owes certain dilapidation payments under the lease.  The Company has disputed such claims and believes there will be no material effect once resolved.

Since February 10, 2006 the Company has provided certain accounting functions at fair value for Spescom Ltd. UK.  The Company has received compensation of $20,000 for the year ended September 30, 2006 for the accounting services rendered.

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

Note 4—Balance Sheet Information

	September 30,
	2006	2005
Receivables, net:
Receivables	$767,000	$603,000
Unbilled receivables	96,000	18,000
	863,000	621,000
Less: allowance for doubtful accounts	(9,000)	(8,000)
	$854,000	$613,000

Property and equipment, net:
Computer equipment	$1,035,000	$1,011,000
Purchase software	252,000	326,000
Equipment under capital leases	148,000	150,000
Furniture & fixtures	73,000	73,000
Leasehold improvements	23,000	—
	1,531,000	1,560,000
Less accumulated depreciation & amortization	(1,400,000)	(1,392,000)
	$131,000	$168,000

Accrued liabilities
Accrued vacation	$331,000	$300,000
Employee compensation and related expenses	326,000	261,000
Accrued dividends	46,000	—
Accrued severance	—	152,000
Customer deposits	327,000	274,000
Accrued audit and tax fees	121,000	144,000
Sales and VAT taxes payable	29,000	69,000
Accrued deferred rent	106,000	79,000
Other	160,000	128,000
	$1,446,000	$1,407,000

During the fourth quarter of fiscal 2005, the Company expensed $203,000 in general and administrative expense relating to one—time termination costs associated with severance for two of the Company’s officers.  The Company implemented the restructuring in an effort to focus the business on its historical core markets and to reduce expenses.  The Company had paid $51,000 in severance in fiscal 2005 and the remaining balance of $152,000 in fiscal 2006.

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

	Years ended September 30,
	2006	2005	2004
Net income (loss) available for common shareholders	$(2,376,000)	$(6,049,000)	$(223,000)

Common stock and common stock equivalents	36,876,000	34,941,000	34,016,000

For the years September 30, 2006, 2005 and 2004, shares totaling 4,883,000, 1,541,000 and 1,069,000, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

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

Note 6 — Redeemable and Convertible Preferred Stock

October 2005 Private Placement

On October 25, 2005, the Company completed a private placement issuing 1,950 shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and warrants for the purchase of 925,926 common shares in exchange for cash of $500,000 and 1,450 shares of previously issued Series G Convertible Preferred Stock. The common stock warrants have an exercise price of $0.27 per share and expire October 25, 2008. In connection with this transaction, the 1,450 shares of Series G Convertible Preferred Stock then outstanding were cancelled by the Company. Expenses relating to the transaction totaled $64,000 primarily relating to legal and accounting fees. In accordance with EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” the Company calculated, using the Black—Scholes method, the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $500,000.  In March 2006 the Company completed a private placement exchanging all of the Series H Preferred Stock for Series I Convertible Preferred Stock.  See March 2006 Private Placement below.

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

March 2006 Private Placement

On March 10, 2006, the Company completed a private placement issuing 2,450 shares of Series I Convertible Preferred Stock (“Series I Preferred Stock”) and warrants, expiring March 10, 2009, to purchase 925,926 shares of common stock at $0.27 per share in exchange for cash $500,000 and 1,950 shares of the Company’s Series H Convertible Preferred Stock, which have been cancelled. Expenses relating to the transaction totaled $98,000 primarily relating to legal and accounting fees. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” the Company calculated, using the Black—Scholes method, the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $500,000.  Pursuant to the terms of the financing, the Company filed a registration statement on April 7, 2006 for the common shares issuable under the Series I Preferred Stock and related warrants, which became effective on July 10, 2006.

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

Under the terms of the Series I Preferred Stock, if the Company  has not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company (subject to certain exceptions), or disposition of all or substantially all of the assets of the Company on or before April 30, 2006, the holders of Series I Preferred Stock may, by the vote not later than December 31, 2006 of at least two-thirds of the then-outstanding shares of Series I Preferred Stock, elect to have all of the outstanding shares of Series I Preferred Stock redeemed by the Company. Upon such election, the Company would be obligated to redeem the Series I Preferred Stock at an amount equal to $1,000 per share plus all declared but unpaid dividends. In the event that the holders of Series I Preferred Stock exercise their redemption right but the Company does not have sufficient funds available to redeem the Series I Preferred Stock in accordance with applicable law, the holders of Series I Preferred Stock as a class will be entitled to elect the smallest number of directors of the Company constituting a majority of the authorized number of directors.  As of April 30, 2006 the Company had not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company or disposition of all or substantially all of the assets of the Company; presently, however, the holders of the Series I Preferred Stock have not taken any action in regard to their rights under these terms.  In the event the holders of the Series I Preferred Stock exercise their redemption right, the Company would not have sufficient funds available to redeem the Series I Preferred Stock and those holders would be entitled to elect a majority of the authorized directors of the Company.  In this event, those holders, through their majority control of the Board of Directors, would be able to control or (with respect to matters requiring shareholder approval) exert significant influence over all matters affecting the Company.  Under FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF D-98 “Classification and Measurement of Redeemable Securities” and since a binding agreement was not entered into by April 30, 2006, the Company has reclassified the fair value of the Series I Preferred Stock to liabilities as of September 30, 2006 as the Company may be obligated to repay all the proceeds received.

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

In 2005, 750 shares of the Series G Preferred Stock with a value of $750,000 were converted into 2,428,000 shares of common stock.  In November 2005 the remaining 1,450 shares of Series G Preferred Stock were exchanged for Series H Convertible Preferred Stock as part of a private placement  (see Note 6).

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

The Series F Preferred Stock is entitled to a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends per share and interest on all accrued but unpaid dividends.  The Series F Preferred Stock is also entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of September 30, 2006 and 2005, unpaid dividends were $794,000 and $529,000, respectively and related accrued interest amounted to $93,000 and $38,000, respectively.  As part of the transaction, Spescom Ltd. and its U.K. subsidiary received certain demand and piggyback registration rights with respect to the common stock underlying the Series F Preferred Stock.  The holder of each share of preferred stock is entitled to the number of votes equal to the number of shares of common stock which the Series F Preferred Stock is entitled to upon conversion on all matters submitted to the vote of the holders of common stock, and shall vote as a class with the holders of common stock.  In a change of control, merger or sale, the Series F Preferred Stock holders would preserve their conversion rights and would be entitled to the same number and amount of shares immediately prior to such transaction.

Note 7—Shareholders’ Deficit

November 2004 Private Placement

On November 5, 2004, the Company completed a financing arrangement whereby the Company issued 2,200 shares of our Series G Preferred Stock along with 2,750,000 common stock warrants for gross proceeds of $2,200,000. The Series G Preferred Stock was convertible into common stock at a price equal to 85% of the volume weighted average price of the Company’s common stock during the five trading days immediately preceding the conversion date; however, the conversion price could be no higher than $0.40 per share and no lower than $0.30 per share. The 2,750,000 warrants have an exercise price of $0.44 per share and expire November 5, 2007. The Company incurred $418,000 in expenses related to the transaction and issued 825,000 common stock warrants to an investment consulting firm. The 825,000 warrants were comprised of 550,000 warrants with an exercise price of $0.40 per share which expire November 5, 2009 and 275,000 warrants with an exercise price of $0.44 per share which expired on November 5, 2007. In connection with the financing, the Company recorded a beneficial conversion of $2,200,000 on the Series G Preferred Stock as a deemed dividend for the three months ended December 31, 2004. During fiscal 2005, 750 shares of the Series G Preferred Stock were converted into 2,428,000 shares of common stock. As part of the private placement in October 2005 the Company exchanged the 1,450 remaining shares of Series G Preferred Stock for 1,450 shares of Series H Preferred Stock. Those 1,450 shares of Series H Preferred Stock were exchanged for Series I Preferred Stock in March 2006. The shares of the Series G and H Preferred Stock have been cancelled by the Company. (See Note 6)

Issuance of Warrants to Investor Relations Firm

During November 2005, the Company entered into a six-month engagement with an investment relations firm to develop and implement a marketing program to promote financial market and investor awareness for the Company. Under the engagement agreement, the investor relations firm was entitled to receive, every month the agreement is effective, a warrant, expiring three years from the date of issuance, to purchase 50,000 shares of the Company’s common stock  at an exercise price of $0.10 per share for a total of 300,000 shares over the six-month contract. In addition, the investment relations firm was entitled under the agreement to a one time performance warrant to purchase 500,000 shares of the Company’s common stock at $0.25 per share, which would vest if, during the term of the agreement, the volume weighted-average price of the Company’s common stock were to exceed $0.50 for five consecutive days. On March 31, 2006, the Company issued to the investor relations firm a warrant, expiring on the third anniversary of its date of issuance, for the purchase of 300,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The investor relations firm agreed to accept that warrant for 300,000 shares in lieu of all of the warrants issuable to the investor relations firm as monthly compensation during the six-month term of the agreement and in lieu of the performance warrant.  Under EITF 96-19 the fair value of the warrant to purchase 300,000 shares of common stock was determined to be $39,000 and has been expensed ratably over the six month term of the engagement agreement.

Private Placement

In August 2003, the Company issued a vested three-year option to purchase 1,000,000 shares of the Company’s common stock at $0.22 that expires on August 15, 2006 to an investment consulting firm upon completion of a private placement of at least $600,000.  In September 2003, the Company completed a private placement of 3,025,000 shares of common stock with accredited investors resulting in gross proceeds to the Company of $605,000.   After expenses, net proceeds to the Company totaled $583,000.  In connection with the private placement the investors received 1,008,335 warrants to purchase shares of common stock on a one for one basis at $0.20 per share.  The warrants were originally due to expire on August 31, 2005, but the Company extended for one year in August 2005 as discussed under “Warrants” below.  The investment consulting firm received an additional option to purchase 1,500,000 shares of common stock at $0.22 per share which would have vested if the Company consummates a transaction with investors introduced by the firm that provided the Company with at least $2,400,000 in additional investment capital.  The warrants and option expired in August 2006.

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

Warrants

In September 2003, warrants were issued to investors to purchase 1,008,335 shares of the Company’s common stock at an exercise price of $0.20 per share in conjunction with a private placement of accredited investors.  During 2005 warrants to purchase 90,833 shares of common stock were exercised.  The warrants were originally issued with an expiration date of August 31, 2005. All warrants were recorded based on their fair value at date of issuance determined using a Black-Scholes model.  In August 2005, the Company extended the life of the warrants one year to August 31, 2006 and increased the exercise price of warrants from $0.20 to $0.30 per share.  As a result of extending the life of the warrants and in accordance with FIN 44, the Company remeasured the value of the warrants and recorded an expense of $147,000 in the 4th quarter of fiscal 2005 and the warrants expired unexercised on August 31, 2006.

Warrants for services

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

Common Stock Options

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan was administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  On January 30, 2004 at the stockholder’s meeting a motion was approved to increase the authorized shares by 3,000,000 from 2,425,000 for the maximum number of shares of Common Stock to be issued were 5,425,000, under the 1996 plan.  As of September 30, 2006, options to purchase 4,454,750 shares are outstanding and there are not shares available for grant as the 1996 Plan expired on March 31, 2006.

The option vesting period under the plan was determined by the Board of Directors or a Stock Option Committee and usually provided that 25% of the options granted were exercisable 90 days from the date of grant, and thereafter, those options vest and become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the date of grant. Options granted are generally due to expire upon the sooner of ten years from date of grant, thirty days after termination of services other than by reason of convenience of the Company, three months after disability, or one year after the date of the option holder’s death. The option exercise price is equal to the fair market value of the common stock on the date of grant.  Options granted to employees under the 1996 Plan were either incentive stock options or nonqualified options. Only nonqualified options were granted to nonemployee directors.

The following table summarizes information about employee stock options outstanding:

	Years ended, September 30,
	2006		2005		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	4,856,000	$0.30	5,090,750	$0.31	4,635,750	$0.31
Options granted	2,194,000	0.12	150,000	0.23	620,000	0.35
Options exercised	—	—	(74,000)	0.14	$(56,000	0.24
Options forfeited	(2,595,250)	0.19	(310,750)	0.42	$(109,000	0.65
Outstanding at end of year	4,454,750	$0.28	4,856,000	$0.30	5,090,750	$0.31

Options exercisable at end of year	3,410,000		3,758,000		3,054,000

Weighted average fair value of options during the year	$0.32		$0.30		$0.31

The following table summarizes information about employee stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	outstanding at	remaining	Average	exercisable at	average
	September 30,	contractual	exercise	September 30,	exercise
	2006	life	price	2006	price
Range of Exercise prices
$0.11 to $0.110	80,000	9.24 years	$0.11	20,000	$0.11
$0.130 to $0.130	1,150,250	9.50 years	$0.13	288,500	$0.13
$0.140 to $0.180	530,000	6.02 years	$0.16	530,000	$0.16
$0.210 to $0.210	1,370,000	6.87 years	$0.21	1,370,000	$0.21
$0.250 to $0.330	132,000	3.30 years	$0.27	124,500	$0.26
$0.350 to $0.350	461,000	7.28 years	$0.35	354,000	$0.35
$0.370 to $0.562	491,750	4.06 years	$0.52	483,000	$0.53
$0.625 to $1.875	236,000	3.57 years	$1.05	236,000	$1.05
$5.94 to $5.94	750	0.16 years	$5.94	750	$5.94
$6.380 to $6.380	3,000	0.26 years	$6.38	3,000	$6.38

$0.110 to $6.380	4,454,750	6.94 years	$0.28	3,409,750	$0.32

Note 8 - Income Taxes:

Deferred tax assets and liabilities are comprised of the following:

	September 30,
	2006	2005
Deferred Tax assets:
Net operating loss carryforwards	$11,727,000	$11,877,000
Research and development costs	404,000	372,000
Depreciation and amortization	61,000	78,000
Deferred revenue	794,000	800,000
Accruals	137,000	134,000
Credits	274,000	274,000
Other	1,000	8,000
Total deferred tax assets	13,398,000	13,543,000
Less valuation allowance	(13,398,000)	(13,543,000)
Net deferred tax assets	$—	$—

The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards (“NOL”) which gives rise to uncertainty as to whether the net deferred tax asset is realizable.   The valuation allowance decreased by $145,000 during the year ended September 30, 2006.  Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

As a result of these provisions, utilization of the NOL may be limited.  There were no significant differences from the Company’s total provision for income taxes as compared to applying the statutory foreign and U.S. federal income tax rates for the years ended September 30, 2006, 2005 and 2004.

The Company has NOL carryforwards of $32,993,000 and $5,765,000 for federal and state tax purposes, respectively, which expire over the years 2007 through 2024.   Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004.  For any suspended losses, the carryover period would be extended by one year for losses incurred in tax year beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002.   The Company has investment and research activity credit carryforwards aggregating $274,000, which will substantially expire in 2009 and 2010.

Note 9—Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software product.

Revenues for the years ended September 30, 2006, 2005 and 2004, by customer location are as follows:

	2006	2005	2004
United States	$4,521,000	$2,960,000	$4,706,000
Europe, primarily United Kingdom	2,319,000	2,583,000	4,112,000
Other International	166,000	282,000	184,000
	$7,006,000	$5,825,000	$9,002,000

Information by geographic location for the years ended September 30, 2006, 2005 and 2004, are as follows:

			Corporate
	United	Europe and	Research and
	States	other	Development	Consolidated
2006
Revenues	$4,687,000	$2,319,000	$—	$7,006,000
Operating income (loss)	(17,000)	297,000	(1,058,000)	(778,000)
Identifiable assets	1,440,000	283,000	—	1,723,000
2005
Revenues	$3,162,000	$2,663,000	$—	$5,825,000
Operating income (loss)	(1,869,000)	(537,000)	(852,000)	(3,258,000)
Identifiable assets	1,300,000	345,000	—	1,645,000
2004
Revenues	$4,883,000	$4,119,000	$—	$9,002,000
Operating income (loss)	1,630,000	(51,000)	(1,393,000)	1,860,000
Identifiable assets	973,000	457,000	—	1,430,000

A majority of the Europe and other revenues and operating income (loss) and all of the identifiable assets are attributable to the Company’s subsidiary in the United Kingdom. The Europe and other segment includes revenues from Network Rail that totaled 8%, 16% and 15% of the Company’s consolidated revenues for the years ended September 30, 2006, 2005 and 2004, respectively.  The United States segment includes revenues from Constellation Energy Group that totaled 14%, 4% and 15% of the Company’s consolidated revenues for the years ended September 30, 2006, 2005 and 2004, respectively.  Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

Note 10—Long Term Obligations and Commitments

The Company leases equipment and office space under non-cancelable operating and capital leases with terms through September 2011.  Annual future minimum payments under capital and operating leases as of September 30, 2006 are as follows:

	Operating	Capital
	Leases	Leases
2007	$337,000	$47,000
2008	341,000	18,000
2009	322,000	—
2010	82,000	—
Thereafter	27,000	—
Total minimum payments	$1,109,000	65,000

Less amount representing interest		(5,000)

Present value of future minimum payments		60,000
Less current portion		(44,000)

Long-term portion		$16,000

Rent expense for the Company’s principal office for the years ended September 30, 2006, 2005 and 2004 was $231,000, $232,000 and $223,000 respectively.  Cost of equipment under capital leases at September 30, 2006 and 2005 was $148,000 and $150,000, respectively, with accumulated depreciation of $79,000 and $46,000, respectively.  Payments for equipment under capital leases, including interest at September 30, 2006 and 2005 were $50,000 and $42,000, respectively.  Accumulated depreciation of equipment under capital leases at September 30, 2006 and 2005 was $79,000 and $46,000, respectively.

Note 11—Contingencies

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

Note 12—Quarterly Results of Operations (Unaudited)

	Fiscal 2006
	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
Revenues	$1,832,000	$2,060,000	$1,533,000	$1,581,000
Gross profit	$1,170,000	$1,267,000	$913,000	$962,000
Net income (loss)	$(179,000)	$(102,000)	$(442,000)	$(299,000)
Deemed preferred dividends	$(500,000)	$(500,000)	$—	$—
Cumulative preferred dividends	$(88,000)	$(98,000)	$(97,000)	$(71,000)
Net income (loss) available to common shareholders	$(767,000)	$(700,000)	$(539,000)	$(370,000)
Basic net income (loss) per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Diluted net income (loss) per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Shares used in computing basic and diluted net income (loss) per common share	36,819,000	36,895,000	36,895,000	36,895,000

	Fiscal 2005
	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
Revenues	$1,653,000	$1,673,000	$1,297,000	$1,202,000
Gross profit	$995,000	$989,000	$720,000	$683,000
Net income (loss)	$(604,000)	$(508,000)	$(868,000)	$(1,568,000)
Deemed preferred dividends	$(2,200,000)	$—	$—	$—
Cumulative preferred dividends	$(83,000)	$(86,000)	$(66,000)	$(66,000)
Net income (loss) available to common shareholders	$(2,887,000)	$(594,000)	$(934,000)	$(1,634,000)
Basic net income (loss) per common share	$(0.08)	$(0.02)	$(0.03)	$(0.04)
Diluted net income (loss) per common share	$(0.08)	$(0.02)	$(0.03)	$(0.04)
Shares used in computing basic and diluted net income (loss) per common share	34,159,000	34,215,000	35,022,000	36,370,000

Note 13—Subsequent Events

On October 10, 2006 the Company announced that it signed a $2 million technology licensing contract with an engineering IT solutions and services company, AVEVA Solutions Limited.  The contract dated October 2, 2006 includes a non-exclusive perpetual license for the underlying technology of the Company’s eB product suite, source code and sub-licensing rights subject to certain restrictions through March 2008, and an option for consulting services.

The license fee is payable in two installments, $1.2 million immediately and $800,000 upon acceptance of certain agreed upon product enhancements that were delivered in November 2006.   The $1.2 million was received in October 2006.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006.  Based upon that evaluation, we have concluded that the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting within the time periods specified in the SEC’s rules and forms material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

During the fourth quarter of fiscal 2006, there were no changes in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in the Proxy Statement for the 2007 Annual Meeting of Stockholders set forth under the captions “Directors and Executive Officers” is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement for the 2007 Annual Meeting of Stockholders set forth under the captions “Executive Officer Compensation” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” of the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” of the Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3)                                 Exhibits

3.1	Restated Articles of Incorporation of Spescom Software Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-K filed on December 6, 2004).

3.2	Registrant’s Bylaws, as amended (incorporated by reference from previous filings with the Securities and Exchange Commission)

4.1	Specimen certificate of Common Stock (incorporated by reference from previous filings with the Securities and Exchange Commission)

4.2

Certificate of Determination of Series F Convertible Preferred Stock of Altris Software, Inc., dated September 29, 2003 (incorporated by reference to Exhibit 99.3 to the Form 8-K filed on October 10, 2003).

4.3	Certificate of Determination of Series I Convertible Preferred Stock of Spescom Software Inc., dated March 9, 2006 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 16, 2006).

4.4	Registration Rights Agreement by and among Altris Software, Inc. and certain shareholders, dated August 31, 2003 (incorporated by reference to Exhibit 99.3 to the Form 8-K filed on October 1, 2003).

4.5

Registration Rights Agreement by and among Altris Software, Inc., Spescom Limited, and Spescom Ltd., dated September 30, 2003 (incorporated by reference to Exhibit 99.4 to the Form 8-K filed on October 10, 2003).

4.6

Registration Rights Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 12, 2004).

4.7

Registration Rights Agreement by and among the Company, Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, dated October 25, 2005 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 31, 2005).

4.8

Registration Rights Agreement by and among the Company, Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P. and M.A.G. Capital, LLC, dated March 10, 2006 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on March 16, 2006).

4.9	Warrant to Purchase Common Stock issued to Mercator Advisory Group, LLC, dated November 5, 2004 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 12, 2004).

4.10	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated November 5, 2004 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 12, 2004).

4.11	Warrants to Purchase Common Stock issued to Trilogy Capital Partners, dated November 4, 2004 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 12, 2004).

4.12	Warrant to Purchase 550,000 shares of Common Stock of Spescom Software Inc. issued to Cappello Capital Corp (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 28, 2005).

4.13	Warrant to Purchase 275,000 shares of Common Stock of Spescom Software Inc. issued to Cappello Capital Corp (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on January 28, 2005).

4.14	Warrant to Purchase Common Stock issued to M.A.G. Capital, LLC, dated October 25, 2005 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 31, 2005).

4.15	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated October 25, 2005 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 31, 2005).

4.16	Warrant to Purchase Common Stock issued to M.A.G. Capital, LLC, dated March 10, 2006. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 16, 2006.)

4.17	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated March 10, 2006 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 16, 2006).

4.18	Warrant to Purchase Common Stock issued to Mercator Momentum Fund III, L.P., dated March 10, 2006 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 16, 2006).

4.19	Warrant to Purchase Common Stock issued to Liolios Group, Inc., dated March 31, 2006 (incorporated by reference to Exhibit 4.22 to the Form S-1 filed on April 7, 2006)

10.1

10% promissory note due upon demand in principal amount of $400,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on March 15, 2002 (incorporated by reference to Exhibit 10.29 to the Form 10-Q filed on May 15, 2002).

10.2

10.0% promissory note due upon demand in principal amount of $500,000 issued by Altris Software, Inc. to Spescom Limited, a United Kingdom corporation, on April 19, 2002 (incorporated by reference to Exhibit 10.34 to the Form 10-Q filed on August 14, 2002).

10.3

Security Agreement between Altris Software, Inc. and Spescom Limited, a United Kingdom corporation, and Spescom Limited, a South African corporation, dated February 15, 2002 (incorporated by reference to Exhibit 10.30 to the Form 10-Q filed on May 15, 2002).

10.4

Security Agreement dated March 15, 2002 between Altris Software, Inc., a California corporation, and Spescom Limited, a United Kingdom corporation (incorporated by reference to Exhibit 10.32 to the Form 10-Q filed on May 15, 2002).

10.5

Pledge Agreement dated March 15, 2002 by and between Altris Software, Inc., a California corporation, Spescom Limited, a United Kingdom corporation, and Solomon Ward Seidenwurm & Smith, LLP (incorporated by reference to Exhibit 10.33 to the Form 10-Q filed on May 15, 2002).

10.6

Debt Conversion Agreement by and between Altris Software, Inc., Spescom Limited, and Spescom Ltd., dated September 30, 2003 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on October 10, 2003).

10.7

Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 12, 2004).

10.8

Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, dated October 25, 2005 (incorporated by reference to Exhibits 10.1 to the Form 8-K filed on October 31, 2005).

10.9

Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P. and M.A.G. Capital, LLC, dated March 10, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8 K filed on March 16, 2006).

10.10	Public Relations Agreement Between Liolios Group, Inc. and the Company dated November 15, 2005 (incorporated by reference to Exhibit 4.17 to the Form 10-K filed on January 4, 2006).

10.11	Letter Amendment to Public Relations Agreement between Liolios Group, Inc. and the Company, dated March 31, 2006 (incorporated by reference to Exhibit 4.21 to the Form S-1 filed on April 7, 2006).

10.12	Letter of guarantee between Spescom Software Limited and Absa Bank Limited, dated November 9, 2005 (incorporated by reference to Exhibit 10.14 to the Form 10-K filed on January 4, 2006).

10.13	Source Code License between Spescom Software Inc. and Aveva Solutions Limited, dated October 2, 2006.

10.14	Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on April 5, 2004).

10.15

Form of Incentive Stock-Option Agreement, Non-Statutory Stock-Option Agreement and Restricted Stock Option Agreement under Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form 10-K filed March 31, 1997).

10.16	Lease between Rowlandson Properties Limited and Spescom Software Limited, dated February 10, 2006 (incorporated by reference to Exhibit 10.20 to the Form S-1 filed on April 7, 2006).

10.17	Retention Agreement between the Company and Keith Stentiford, dated May 3, 2006 (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on May 15, 2006).

10.18	Retention Agreement between the Company and John W. Low, dated April 27, 2006 (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on May 15, 2006).

10.19	Retention Agreement between the Company and Glenn Cox, dated April 25, 2006 (incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on May 15, 2006).

10.20	Retention Agreement between the Company and Pierre DeWet, dated April 26, 2006 (incorporated by reference to Exhibit 10.11 to the Form 10-Q filed on May 15, 2006).

10.21	Retention Agreement between the Company and Alan Kiraly, dated April 25, 2006 (incorporated by reference to Exhibit 10.12 to the Form 10-Q filed on May 15, 2006).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K filed on December 20, 2002).

23.1	Consent of Singer Lewak Greenbaum and Goldstein LLP

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on December 22, 2006.

Spescom Software Inc.

By:	/s/ Alan Kiraly
Alan Kiraly Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Kiraly	Director and Chief Executive Officer (Principal Executive Officer)	December 22, 2006
Alan Kiraly

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting	December 22, 2006
John W. Low	Officer)

/s/ D. Ross Hamilton	Director	December 22, 2006
D. Ross Hamilton

/s/ Hilton Isaacman	Director	December 22, 2006
Hilton Isaacman

/s/ James Myers	Director	December 22, 2006
James Myers

/s/ Larry D. Unruh	Director	December 22, 2006
Larry D. Unruh

/s/ Michael Silverman	Director	December 22, 2006
Michael Silverman

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

SPESCOM SOFTWARE INC.

	Column A	Column B	Column C			Column D		Column E
	Additions
				Charged to
	Balance at	Charged to		Other
	Beginning	Costs and		Accounts—		Deductions—		Balance at
Description	of Period	Expenses		Describe		Describe		End of Period
Year ended September 30, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$8,000	$1,000	(b)					$9,000
Allowance for deferred tax benefit	$13,543,000			$196,000	(c)	$(341,000	)(d)	$13,398,000

Year ended September 30, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$83,000					$(75,000	)(a)	$8,000
Allowance for deferred tax benefit	$14,822,000			$1,061,000	(c)	$(2,340,000	)(d)	$13,543,000

Year ended September 30, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$78,000	$5,000	(b)					$83,000
Allowance for deferred tax benefit	$14,004,000			$818,000	(c)			$14,822,000

(a)            Reduction in allowance for doubtful accounts based on history of minimal bad debt.

(b)            Addition to allowance due to increase in foreign currency exchange rates.

(c)            Valuation allowance against benefit recorded

(d)            Expiration of net operating loss carryforwards.