Form 10-K/A
period 2006-09-30
SPESCOM SOFTWARE INC
filed 2007-01-26
CIK 813747

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

The number of shares outstanding of the Registrant’s Common Stock at the close of business on Janaury 25, 2007 was 37,144,494.

*              Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

EXPLANATORY NOTE:

The registrant hereby amends its Annual Report on Form 10-K for the year ended September 30, 2006 to include Part III of Form 10-K, to the extent such information was not previously included in the Annual Report on Form 10-K, as set forth below. This amendment also attaches Exhibit 31.1, 31.2, 32.1 and 32.2. Items in the Annual Report on Form 10-K not referenced below are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein. Items referenced herein are amended as set forth below.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The following table and discussion set forth certain information with regard to the Company’s current executive officers.

Name	Age	Position
Alan Kiraly	45	Chief Executive Officer
Glenn Cox	50	Vice President, Marketing and Sales
John W. Low	50	Chief Financial Officer and Secretary
Pierre de Wet	43	Vice President, Operations

Biographical information for Mr. Kiraly is set forth below under Directors.

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

Name	Age	Position
Alan Kiraly	45	Chief Executive Officer and Director
Michael Silverman	62	Chairman and Director
Hilton Isaacman	53	Director
D. Ross Hamilton	68	Director
Larry D. Unruh	55	Director
James P. Myers	66	Director

Mr. Kiraly was appointed Chief Executive Officer and a Director of the Company in January 2007, after having served as Interim Chief Executive Officer since August 2006. Mr. Kiraly joined the Company as Vice President of Product Development in August 2004.  From October 2000 until joining the Company, he was the Chief Executive Officer of Lascom Solutions Inc., the United States subsidiary of Lascom, SA, a French software developer. Mr. Kiraly was Vice President, Product Management and Development from November 1999 to October 2000 at Motiva Software Inc.  Prior to Motiva he held a variety of management positions in product marketing, development and project services at various companies in the software industry. Mr. Kiraly earned a B.S. degree in Mechanical Engineering from Michigan State University in 1983, and Masters of Science in Mechanical Engineering from the University of Dayton in 1986.

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

Mr. Isaacman, a nominee of Spescom Ltd., has been a Director of the Company since April 2000.  Mr. Isaacman was the Executive Director Corporate Finance of Spescom Ltd from 1999 to 2005.  Mr. Isaacman previously served as Spescom Ltd.’s Financial Director from 1990 to 1998.  Mr. Isaacman began his career with Spescom Ltd. in 1988 as Financial Manager and was a member of Spescom Ltd.’s Board of Directors from 1990 to 2005.  Mr. Isaacman is a Chartered Accountant (South Africa) and received a certificate in accounting, tax and auditing from the University of Capetown in 1982.

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

From 1965 to 1969, Dr. Myers was an Operations Research Analyst with Texas Instruments, Inc.  Dr. Myers earned his B.A. in Mathematics from Texas A&M University in 1963, a Master of Arts in Mathematical Physics from the University of Arizona in 1965, and a Doctor of Philosophy in Industrial Engineering/Operations Research from Texas Tech University in 1969.  Dr. Myers is currently serving as a Director for the following entities:  Blackstar Investors PLC, African Merchant Bank, Econet Wireless, and American Chamber of Commerce of South Africa.

All directors are elected annually and serve until the next annual meeting of shareholders and until their successors have been elected and qualified.

Audit Committee

The Board of Directors has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that makes recommendations regarding the selection of independent public accountants and reviews with them the scope and results of the audit engagement. The Audit Committee is comprised of Messrs. Hamilton, Silverman and Unruh. Mr. Unruh is Chairman of the Audit Committee, as well as the Audit Committee Financial Expert. Messrs. Hamilton, Silverman and Unruh are independent directors, in accordance with the definition of independence set forth in the NASDAQ listing standards.

Code of Ethics

The Company has adopted a Code of Ethics to provide standards for ethical conduct, which applies to the Board of Directors, officers, and all Company employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics covers topics including, but not limited to, the expected standards of employee conduct, conflicts of interest, compliance with securities laws, confidentiality of information, insider trading, and compliance with other laws.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended September 30, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except as set forth below.  Messrs. Stentiford, Hamilton, Myers, Silverman and Unruh filed late Form 4’s in January and April 2006 to report stock option grants.  In addition, Messrs. Kiraly, Isaacman, Cox, Low and De Wet filed late Form 4’s in April 2006 to report stock option grants.  Each late Form 4 was filed within 31 days of the date on which the associated stock option grant was made.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

Summary of Compensation of Executive Officers

The following table sets forth certain information concerning the annual and long-term compensation for services rendered in all capacities to the Company of (i) all individuals who served as the Company’s Chief Executive Officer during the fiscal year ended September 30, 2006 and (ii) the other three individuals who served as executive officers during the fiscal year ended September 30, 2006 (collectively, the “Named Executive Officers”).

		Annual Compensation			Long-term
Name and Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)(1)	Compensation Awards— Stock Options (# Shares)
Alan Kiraly	2006	$152,152	—	—	200,000
Chief Executive Officer (2)	2005	129,808	—	—	—
	2004	54,519	—	—	30,000

Keith Stentiford	2006	$196,967	—	—	850,000
Former Chief Executive Officer (3)	2005	121,154	—	—	150,000

Glenn Cox	2006	$159,312	—	$66,223	100,000
Vice President—Sales (4)

John W. Low	2006	$207,488	—	—	150,000
Chief Financial Officer	2005	183,451	—	—	—
and Secretary	2004	178,147	—	—	—

Pierre de Wet	2006	$160,135	—	—	100,000
Vice President—Operations	2005	143,559	—	—	—
	2004	144,745	—	—	—

(1)

Excludes compensation in the form of other personal benefits, which, other than as set forth in the table above, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each year.

(2)

Mr. Kiraly was appointed Interim Chief Executive Officer in August 2006 and the compensation for fiscal 2006 includes $24,000 received by Mr. Kiraly for his service in that capacity.  Prior to his appointment as Interim Chief Executive Officer, Mr. Kiraly served as Vice President of Product Development of the Company.

(3)	Mr. Stentiford resigned as Chief Executive Officer of the Company in August 2006.

(4)

Mr. Cox was appointed Vice President Sales in October 2005. Prior to that appointment, he held the non-executive position of Vice President Business Development of the Company. The compensation of $66,223 paid in fiscal 2006 related to commissions earned on sales.

Option Grants in Last Fiscal Year

Shown below is information concerning grants of options issued by the Company to the Named Executive Officers during the fiscal year ended September 30, 2006:

	Number of Securities Underlying Options	% of Total Options Granted to Employees in Fiscal	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(2)
Name	Granted(#)(1)	Year	($/Share)	Date	5% ($ )	10% ($)
Alan Kiraly	200,000	9%	$0.13	3/31/16	$16,351	$41,437
Keith Stentiford (3)	750,000	35%	$0.11	12/27/15	$51,884	$131,484
	100,000	5%	$0.13	3/31/16	$8,176	$20,719
Glenn Cox	100,000	5%	$0.13	3/31/16	$8,176	$20,719
John W. Low	150,000	7%	$0.13	3/31/16	$12,263	$31,078
Pierre de Wet	100,000	5%	$0.13	3/31/16	$8,176	$20,719

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

(3)                                  Mr. Stentiford resigned in August 2006 and all of his options expired unexercised.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth for the Named Executive Officers information with respect to option exercises during the fiscal year ended September 30, 2006 and unexercised options and option values at September 30, 2006, in each case with respect to options to purchase shares of the Common Stock:

	Shares Acquired on	Value	Number of Unexercised Options Held as of September 30, 2006		Value of Unexercised in-the- money Options at September 30, 2006($)(1)
Name	Exercise	Realized	Exercisable	Nonexercisable	Exercisable	Nonexercisable
Alan Kiraly	—	—	72,500	157,500	—	—
Keith Stentiford	—	—	—	—	—	—
Glenn Cox	—	—	135,000	85,000	—	—
John W. Low	—	—	613,500	112,500	—	—
Pierre de Wet	—	—	272,000	75,000	—	—

(1)                                  Based on the closing sale price of the Common Stock on the OTC Bulletin Board on September 30, 2006 ($0.12 per share).

Compensation of Directors

The directors of the Company are paid a meeting fee of $1,250 per Board or Audit Committee meeting attended and $1,000 per Compensation Committee meeting attended.  In addition Mr. Silverman as Chairman of the Board of Directors receives an annual fee of $25,000 payable quarterly.  Mr. Unruh as Chairman of the Audit Committee receives an annual fee of $10,000 payable quarterly.

Employment Arrangements

The Company does not have any employment contracts with the Company’s executive officers other than the retention agreements described in the following paragraph.

The Company has entered into retention agreements with Alan Kiraly, Glenn Cox, John W. Low and Pierre de Wet, each of which contains the following terms and conditions:  If, at the time of a change in control of the Company, the executive officer party to the agreement has not voluntarily terminated his employment or been terminated by the Company for cause, the officer shall be entitled to a retention bonus, payable in cash and/or securities of the entity acquiring the Company (the “Acquiror”), allocated to him from a bonus pool with the approval of the Compensation Committee.  The bonus pool shall be equal to seven percent of the net acquisition proceeds received by the Company in connection with the change in control, provided that the minimum amount of such pool shall be $450,000 and the maximum amount shall be $675,000.  The officer shall be entitled to receive at least 50% of the retention bonus in cash.  If the officer is not employed by the Company or the Acquirer after the change in control, the Company agrees to, within 12 months after the change in control, redeem, or cause the redemption of, for cash any non-marketable securities of the Acquirer that were paid as part of the retention bonus.  The redemption shall be at fair market value, as determined by the Acquirer.  In addition to the retention bonus, the Company agrees, subject to the officer’s execution of a release and separation agreement, to pay the officer severance benefits equal to his base salary for a certain period, which in each case is six or nine months, and a portion of the COBRA premiums under the Company’s or the Acquirer's health plan for the same period, when (i) the officer does not remain employed with the Company or the Acquirer immediately following the change in control and certain other conditions are satisfied or (ii) the officer accepts employment with the Company or the Acquirer following the change in control and is terminated without cause within 12 months.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Hamilton, Isaacman, Myers and Unruh.  None of the committee members is or was an employee or officer of the Company during the fiscal year ended September 30, 2006.  No executive officer of the Company has served as a member of the Board of Directors or Compensation Committee of any company in which Messrs. Hamilton, Isaacman, Myers and Unruh is an executive officer.

Report of Compensation Committee of the Board of Directors

The following is the Report of the Compensation Committee describing the compensation policies and rationales applicable to the Company’s executive officers with respect to the compensation paid to our executive officers for the fiscal year ended September 30, 2006.

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

Equity Plans. The 1996 Stock Incentive Plan was a long-term incentive plan for the Company’s employees, executive officers and directors. The plan expired on March 31, 2006. The plan was intended to align shareholder and employee interests by creating a direct link between long-term rewards and the value of the Company’s common stock. The Compensation Committee believes that long-term stock ownership by executive officers and employees is an important factor in retaining valued employees and in achieving growth in share value. The options utilize vesting periods that encourage employees to continue in the employ of the Company. Because the value of an option bears a direct relationship to the Company’s stock price, the Compensation Committee believes that options motivate executive officers and employees to manage the Company in a manner which will benefit all shareholders. The Compensation Committee is planning to submit a new Stock Incentive Plan for shareholder approval in 2007.

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

Compensation for the CEO is determined through a process similar to that discussed above for the other executive officers. The Board of Directors reviews the CEO’s compensation based on the Board’s overall evaluation of performance toward the achievement of the Company’s financial, strategic and other goals, with consideration given to length of service, to competitive chief executive officer compensation information and the overall financial strength of the Company.  Mr. Stentiford served as the Company’s CEO from prior to the beginning of fiscal 2006 through his resignation in August 2006.  Mr. Stentiford’s compensation for his service as CEO during fiscal 2006, as approved by the Board, consisted of base salary at the annual rate of $230,000, target bonus and stock options.  Mr. Stentiford was not eligible for receipt of the target bonus approved by the Board because he resigned prior to the end of fiscal 2006.  Mr. Kiraly was appointed Interim Chief Executive Officer in August 2006 following Mr. Stentiford’s resignation and was appointed Chief Executive Officer in January 2007.  Mr. Kiraly’s compensation for his services during fiscal 2006, as approved by the Board, consisted of base salary at the annual rate of $204,000.

Respectfully submitted by the Compensation Committee of the Board of Directors of Spescom Software Inc. for the year ended September 30, 2006.

D. Ross Hamilton – Chair

Hilton Isaacman

James P. Myers

Larry D. Unruh

Performance Graph

The stock performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.  The following graph shows the Company’s total return to shareholders compared to the S&P SmallCap 600 Index and the S&P 600 Application Software Index over the period from October 1, 2001 to September 30, 2006.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	Sep01	Sep02	Sep03	Sep04	Sep05	Sep06
SPESCOM SOFTWARE INC	100	41.38	196.55	186.21	62.07	41.38
S&P SMALLCAP 600 INDEX	100	98.21	124.58	155.20	188.13	201.60
S&P 600 APPLICATION SOFTWARE INDEX	100	86.85	133.17	142.12	175.06	191.73

The cumulative total return on the stock performance graph indicates historical results only and is not necessarily indicative of future results.

Each line on the stock performance graph assumes that $100 was invested in the Company’s Common Stock and the respective indices on October 1, 2001.  The graph then tracks the value of these investments, assuming reinvestment of dividends, through the five years ended September 30, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to shares of the Common Stock owned as of January 24, 2007 by (i) each director, (ii) all individuals who served as the Company’s Chief Executive Officer during the fiscal year ended September 30, 2006, (iii) the other three individuals who served as executive officers during the fiscal year ended September 30, 2006, (iv) all directors and executive officers as a group and (v) each person who, to the extent known to the Company, beneficially owned more than 5% of the outstanding shares of Common Stock.  Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

Name	Number of Shares (1)		Percent of Class (1)
Spescom Ltd. (4)	27,408,249	(3)	56.0%
M.A.G. Capital, LLC (5)	41,680,883	(6)(7)(8)	55.2	%(9)
Forest Securities Limited (10)	3,141,910		8.5%
D. Ross Hamilton	336,500		*
Hilton Isaacman	306,250		*
James P. Myers (2)	27,556,249	(3)	56.2%
Larry D. Unruh	154,297		*
John W. Low	667,000		1.8
Keith Stentiford (11)	—		—
Pierre de Wet	273,600		*
Michael Silverman	36,000		*
Alan Kiraly (12)	72,500		*
Glenn Cox	171,400		*
All Current Directors and Executive Officers as a Group (9 persons) (2)	29,572,796	(3)	58.2%

*                                         Less than one percent.

(1)                                  Amounts and percentages include shares of the Company’s common stock that may be acquired within 60 days of January 24, 2007 through the exercise of stock options as follows:  272,000 shares for Mr. De Wet, 72,500 shares for Mr. Kiraly, 135,000 shares for Mr. Cox, 613,500 shares for Mr. Low, 150,000 shares for Mr. Hamilton, 150,000 shares for Mr. Unruh, 306,250 shares for Mr. Isaacman, 135,000 shares for Mr. Myers, 35,000 shares for Mr. Silverman, and 1,869,250 shares for all directors and executive officers as a group.

(2)                                  Dr. Myers, a Director of the Company, is also a member of the board of directors of Spescom Ltd.  As an affiliate of Spescom Ltd., Dr. Myers could be deemed to be a beneficial owner of the 27,408,249 shares of common stock of the Company beneficially owned by Spescom Ltd.  However, Dr. Myers disclaims beneficial ownership of all such shares.

(3)                                  Amount includes 11,757,778 shares of the Company’s common stock issuable upon conversion of the Series F Preferred Stock held by Spescom Ltd. at an initial conversion price of $.45 per share.

(4)                                  The primary business address of Spescom Ltd. and Dr. Myers is Spescom Park, Cnr. Alexandra & Second Street, Halfway House, Midrand 1685, South Africa.

(5)                                  The shares of the Company’s common stock beneficially owned by M.A.G. Capital, LLC (“MAG”), as detailed in notes (7) and (8), include certain shares beneficially owned by MAG’s affiliates Monarch Pointe Fund, Ltd. (“Monarch”) and Mercator Momentum Fund III, L.P (“MMF”).  MAG controls the investments of Monarch and MMF.  David F. Firestone is the Managing Member of MAG and, in such capacity, holds the right to vote and the right to dispose of the shares beneficially owned by MAG, Monarch and MMF.  The primary business address of MAG is 555 South Flower Street, Suite 4200, Los Angeles, CA 90071, and the primary business address of each of Monarch and MMF is c/o M.A.G. Capital, LLC, 555 South Flower Street, Suite 4200, Los Angeles, CA 90071.

(6)                                  Amount includes 1,475,926 shares of the Company’s common stock beneficially owned by MAG by virtue of MAG’s ownership of certain warrants, of which shares (i) 550,000 are issuable upon exercise of a warrant at an exercise price of $0.44 per share; and (ii) 925,926 are issuable upon exercise of warrants at an exercise price of $0.27 per share.

(7)                                  Amount includes 35,005,556 shares of the Company’s common stock beneficially owned by Monarch, of which (i) 3,285,883 are outstanding, (ii) up to 32,000,000 are issuable upon conversion of the Series I Preferred Stock at a conversion price equal to 85% of the market price (the volume weighted average price of the Company’s common stock during the 5 trading days prior to conversion, subject to adjustment), provided that in no event shall the conversion price exceed a ceiling price of $0.21 per share, or be less than a floor price of $0.0725 per share; (iii) 2,200,000 are issuable upon exercise of a warrant at an exercise price of $0.44 per share; and (iv) 805,556 are issuable upon exercise of warrants at an exercise price of $0.27 per share.

(8)                                  Amount includes 1,913,473 shares of the Company’s common stock beneficially owned by MMF, of which (i) up to 1,793,103 are issuable upon conversion of the Series I Preferred Stock at a conversion price equal to 85% of the market price (the volume weighted average price of the Company’s common stock during the 5 trading days prior to conversion, subject to adjustment), provided that in no event shall the conversion price exceed a ceiling price of $0.21 per share, or be less than a floor price of $0.0725 per share; and (ii) 120,370 are issuable upon exercise of a warrant at an exercise price of $0.27 per share.

(9)                                  Under the Certificate of Determination of Series I Preferred Stock and the terms of each warrant for the purchase of shares of the Company’s common stock held by MAG, Monarch and MMF, each of those entities may not convert any shares of Series I Convertible Preferred Stock or exercise any such warrant if doing so would cause the aggregate beneficial ownership of the Company’s common stock of MAG, Monarch and MMF to exceed 9.99% of the Company’s common stock then outstanding.

(10)                            The primary business address of Forest Securities Limited is Polygon Hall, P.O. Box 135, Le Marchant Street, St. Peter Port, Guernsey, GY1 4EL.

(11)                            Mr. Stentiford resigned as Chief Executive Officer and Director of the Company effective August 18, 2006.

(12)                            Mr. Kiraly was appointed interim Chief Executive Officer of the Company effective August 18, 2006.  On January 10, 2006 he was appointed Chief Executive Officer and a Director of the Company.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans as of September 30, 2006.  The table includes the 1996 Stock Incentive Plan.

				Number of securities
	Number of securities to be			remaining available for future
	issued upon exercise of		Weighted-average exercise	issuance under equity
	outstanding options, warrants		price of outstanding options,	compensation plans (excluding
	and rights		warrants and rights	securities reflected in column a)
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,454,750		$0.28	—
Equity compensation plans not approved by security holders	1,300,000	(1)(2)(3)	$0.33	—
Total	5,754,750		$0.29	—

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

(3)           Amount does not include 825,000 shares issuable upon exercise of certain warrants granted to an investment consulting firm pursuant to an agreement executed in connection with the November 2004 private placement of Series G Convertible Preferred Stock. Specifically, that firm received warrants to purchase (i) 550,000 shares of the Company’s common stock at a purchase price of $0.40 per share, expiring November 5, 2009, and (ii) 275,000 shares of the Company’s common stock at a purchase price of $0.44 per share, expiring November 5, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions Involving spescom Ltd. and Its United Kingdom Subsidiary

As of January 25, 2007, Spescom Ltd. owned approximately 56% of the outstanding common shares of the Company, assuming the conversion of the shares of the Company’s Series F Preferred Stock held by Spescom Ltd.

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

On September 30, 2003, the Company issued 5,291 shares of its Series F Convertible Preferred Stock (the “Series F Preferred Shares”) to Spescom Ltd. in consideration of the cancellation of $5,291,000 of its debt owed to Spescom Ltd. and Spescom Ltd.’s United Kingdom subsidiary, Spescom Ltd. (“Spescom Ltd. UK”).

The Series F Preferred Shares are convertible into the Company’s common stock at an initial conversion price of $0.45 per share (subject to certain adjustments set forth in the related Certificate of Determination for the Series F Preferred Shares) representing a total of 11,757,778 shares of the Company’s common stock.  Such conversion may occur at the option of the holder until September 30, 2008.  On that date, any outstanding Series F Preferred Shares not previously converted are to be converted automatically.  The Series F Preferred Shares are entitled to a liquidation preference equal to $1,000.00 per share, plus accrued but unpaid dividends per share and interest on all accrued but unpaid dividends at an annual rate of 8% compounded annually from the date of accrual.  The Series F Preferred Shares are also entitled to receive dividends of 5% of the stated value of $1,000.00 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As part of this transaction, Spescom Ltd. and Spescom Ltd. UK received certain demand and piggyback registration rights with respect to the common stock underlying the Series F Preferred Shares.

In November 2005 the Company’s wholly owned subsidiary, Spescom Software Ltd. agreed to guarantee certain loan obligations of Spescom Ltd which totaled $1.2 million as of December 31, 2006.  The proceeds of these loans had been used by Spescom Ltd. in prior years to provide working capital to the Company.  The guarantee is secured by the assets of Spescom Software Ltd. which totaled $283,000 at September 30, 2006.

Transactions Involving M.A.G. Capital, LLC and Certain of Its Affiliates

                As of January 25, 2007 M.A.G. Capital, LLC (“MAG”) and its affiliates Monarch Pointe Fund, Ltd. (“Monarch”) and Mercator Momentum Fund III., L.P. (“MMF”) owned approximately 55.2% of the outstanding common shares of the Company assuming the conversion of all shares of the Company’s preferred stock held by those three entities and the exercise of all warrants for the purchase of the Company’s common stock held by them.  Under the applicable Certificate of Determination of Preferred Stock and the terms of the warrants, however, none of MAG, Monarch and MMF may convert any shares of preferred stock or exercise any warrant if doing so would cause those three entities’ aggregate beneficial ownership of the Company’s common stock to exceed 9.99% of the Company’s common stock then outstanding.

During fiscal 2005 and fiscal 2006, the Company issued in three private placements certain shares of its preferred stock and certain warrants for the purchase of shares of its common stock to MAG, Monarch and MMF.  As part of each private placement, the Company undertook certain obligations to register the common stock underlying the preferred stock and warrants issued therein.  These three private placements are described in greater detail in the paragraphs that follow.

On November 5, 2004, the Company issued (1) to Monarch 2,200 shares of Series G Convertible Preferred Stock (“Series G Preferred Stock”) and (2) to Monarch and MAG (which was then named Mercator Advisory Group, LLC) warrants, which expire November 5, 2007, to purchase, subject to certain adjustments, an aggregate of 2.75 million shares of common stock at $0.44 per share.  The aggregate consideration received by the Company for the Series G Preferred Stock and warrants was $2.2 million.  During fiscal 2005, 750 shares of this preferred stock was converted into 2,428,000 shares of common stock.

On October 25, 2005, the Company entered into a definitive agreement relating to a private placement with Monarch and MAG. Pursuant to the agreement, on October 25, 2005, the Company issued (1) to Monarch 1,950 shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and (2) to Monarch and MAG warrants, which expire October 25, 2008, to purchase, subject to certain adjustments, an aggregate of 925,926 shares of common stock at $0.27 per share. The aggregate consideration received by the Company for the Series H Preferred Stock and warrants consisted of $500,000 and the remaining 1,450 shares of the Series G Preferred Stock, which were cancelled by the Company. The agreement contemplated the issuance by the Company at a second closing of 500 shares of Series H Preferred Stock and warrants, expiring on the third anniversary of the second closing, to purchase 925,926 shares of common stock at $0.27 per share, in exchange for aggregate consideration of $500,000. The obligations of the investors to consummate that second closing were subject to certain conditions, including that the closing price of the Company’s common stock would be $0.16 or greater for 20 consecutive trading days. This stock price condition was not satisfied and the second closing was not completed.

On March 10, 2006, the Company completed a private placement with MAG, Monarch and MMF. Under the terms of the financing, the Company issued (i) to Monarch and MMF an aggregate of 2,450 shares of Series I Convertible Preferred Stock (“Series I Preferred Sock”) and (ii) to MAG, Monarch and MMF warrants, expiring March 10, 2009, to purchase, subject to certain adjustments, an aggregate of 925,926 shares of common stock at $0.27 per share.  The Company received aggregate consideration for the Series I Preferred Stock and warrants issued in the private placement consisting of $500,000 and the 1,950 shares of Series H Preferred Stock issued by the Company in October 2005, which have been cancelled.

Each share of Series I Preferred Stock is convertible into a number of shares of common stock determined by dividing $1,000 by the conversion price per share in effect at the time of conversion, provided that a holder of Series I Preferred Stock may at any given time convert only that number of shares of Series I Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s common stock of such holder and all persons affiliated with such holder is not more than 9.99% of the Company’s common stock then outstanding. The conversion price per share, which is subject to certain adjustments, is equal to 85% of the market price (the volume-weighted average price of the Company’s common stock during the 5 immediately preceding trading days, subject to adjustment), provided that in no event shall the conversion price exceed a ceiling price of $0.21 per share, or be less than a floor price of $0.0725 per share.  Each holder of Series I Preferred Stock is entitled to a liquidation preference equal to the greater of (i) $1,000 per share plus declared but unpaid dividends per share and (ii) the amount such holder would be entitled to receive had such holder’s shares been converted into shares of common stock immediately prior to the distribution in accordance with the terms of the Series I Preferred Stock.  The Series I Preferred Stock accrued dividends of 6.75% of the stated value of $1,000 per share per annum between the date of issuance and July 10, 2006, the date on which the registration statement for the common stock underlying the Series I Preferred Stock was declared effective by the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In April 2004 the Company terminated Grant Thornton LLP as the Company’s independent public accountants and appointed Singer Lewak Greenbaum & Goldstein LLP. The following fees were paid to Singer Lewak Greenbaum & Goldstein LLP and Grant Thornton LLP for services provided to the Company for the fiscal years ended September 30, 2006 and 2005:

	For the year ended September 30,
	2006	2005

Audit Fees	$197,034	$206,666
Audit-Related Fees	14,498	24,992
Tax Fees	—	—
All other fees	—	—
Total	$211,532	$231,658

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

10.10	Public Relations Agreement Between Liolios Group, Inc. and the Company dated November 15, 2005 (incorporated by reference to Exhibit 4.17 to the Form 10-K filed on January 4, 2006).

10.11	Letter Amendment to Public Relations Agreement between Liolios Group, Inc. and the Company, dated March 31, 2006 (incorporated by reference to Exhibit 4.21 to the Form S-1 filed on April 7, 2006).

10.12	Letter of guarantee between Spescom Software Limited and Absa Bank Limited, dated November 9, 2005 (incorporated by reference to Exhibit 10.14 to the Form 10-K filed on January 4, 2006).

10.13	Source Code License between Spescom Software Inc. and Aveva Solutions Limited, dated October 2, 2006. (incorporated by reference to Exhibit 10.13 to the Form 10-K filed on December 26, 2006)

10.14	Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on April 5, 2004).

10.15

Form of Incentive Stock-Option Agreement, Non-Statutory Stock-Option Agreement and Restricted Stock Option Agreement under Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form 10-K filed March 31, 1997).

10.16	Lease between Rowlandson Properties Limited and Spescom Software Limited, dated February 10, 2006 (incorporated by reference to Exhibit 10.20 to the Form S-1 filed on April 7, 2006).

10.17	Retention Agreement between the Company and Keith Stentiford, dated May 3, 2006 (incorporated by reference to Exhibit 10.8 to the Form 10-Q filed on May 15, 2006).

10.18	Retention Agreement between the Company and John W. Low, dated April 27, 2006 (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on May 15, 2006).

10.19	Retention Agreement between the Company and Glenn Cox, dated April 25, 2006 (incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on May 15, 2006).

10.20	Retention Agreement between the Company and Pierre DeWet, dated April 26, 2006 (incorporated by reference to Exhibit 10.11 to the Form 10-Q filed on May 15, 2006).

10.21	Retention Agreement between the Company and Alan Kiraly, dated April 25, 2006 (incorporated by reference to Exhibit 10.12 to the Form 10-Q filed on May 15, 2006).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-K filed on December 20, 2002).

23.1	Consent of Singer Lewak Greenbaum and Goldstein LLP (previously filed with the Form 10-K filed on December 26, 2006).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2007.

SPESCOM SOFTWARE INC.

By:	/s/ Alan Kiraly
Alan Kiraly
Chief Executive Officer

By:	/s/ John W. Low
John W. Low
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alan Kiraly	Director and Chief Executive Officer (Principal Executive Officer)	January 26, 2006
Alan Kiraly

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 26, 2006
John W. Low

/s/ D. Ross Hamilton	Director	January 26, 2006
D. Ross Hamilton

s/ Hilton Isaacmam	Director/	January 26, 2006
Hilton Isaacman

s/ James Myers	Director/	January 26, 2006
James Myers

/s/ Larry D. Unruh	Director	January 26, 2006
Larry D. Unruh

/s/ Michael Silverman	Director	January 26, 2006
Michael Silverman

INDEX TO EXHIBITS

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.