Form 10-Q
period 2006-12-31
SPESCOM SOFTWARE INC
filed 2007-02-14
CIK 813747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2006.

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

YES       ☒              NO       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act  (Check one):

Large Accelerated Filer ☐                  Accelerated Filer ☐             Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       ☐              NO       ☒

Number of shares of Common Stock outstanding at February 14, 2007:  37,144,494

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPESCOM SOFTWARE INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,304,000	$95,000
Receivables, net	964,000	854,000
Other current assets	154,000	190,000
Total current assets	2,422,000	1,139,000

Property and equipment, net	119,000	131,000
Computer software, net	399,000	425,000
Other assets	31,000	28,000
Total assets	$2,971,000	$1,723,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$347,000	$792,000
Payable to Spescom Ltd.	190,000	550,000
Notes and accrued interest payable to Spescom Ltd.	683,000	—
Preferred stock dividend payable to Spescom Ltd.	971,000	887,000
Accrued liabilities	1,239,000	1,446,000
Lease obligations—current portion	40,000	44,000
Deferred revenue	5,054,000	2,752,000
Series I redeemable preferred stock, par value $0.01 per share, 2,450 shares authorized; 2,450 shares issued and outstanding at December 31, 2006 and September 30, 2006	2,450,000	2,450,000
Total current liabilities	10,974,000	8,921,000

Notes and accrued interest payable to Spescom Ltd.	—	664,000
Lease obligations	10,000	16,000
Total liabilities	10,984,000	9,601,000

Shareholders’ deficit:
Convertible preferred stock, 243,239 remaining shares authorized Series F - par value $1.00 per share; 5,291 shares authorized, issued and outstanding at December 31, 2006 and September 30, 2006	6,790,000	6,790,000
Common stock, no par value, 100,000,000 shares authorized; 37,144,494 shares issued and outstanding at December 31, 2006 and September 30, 2006	76,556,000	76,581,000
Common stock warrants	1,505,000	1,505,000
Accumulated other comprehensive loss	(500,000)	(441,000)
Accumulated deficit	(92,364,000)	(92,313,000)
Total shareholders’ deficit	(8,013,000)	(7,878,000)

Total liabilities and shareholders’ deficit	$2,971,000	$1,723,000

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended December 31,
	2006	2005
Revenues:
Licenses	$390,000	$564,000
Services and other	1,337,000	1,268,000
Total revenues	1,727,000	1,832,000

Cost of revenues:
Licenses	38,000	122,000
Services and other	591,000	540,000
Total cost of revenues	629,000	662,000

Gross profit	1,098,000	1,170,000

Operating expenses:
Research and development	258,000	203,000
Marketing and sales	460,000	653,000
General and administrative	368,000	441,000
	1,086,000	1,297,000

Income (loss) from operations	12,000	(127,000)

Interest expense	(63,000)	(52,000)
Net loss	(51,000)	(179,000)

Deemed preferred dividend	—	(500,000)
Net loss available after deemed preferred dividend	(51,000)	(679,000)

Cumulative preferred dividends	(66,000)	(88,000)
Net loss available to common shareholders	$(117,000)	$(767,000)

Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	37,144,000	36,819,000

Statement of Comprehensive Loss
Net loss	$(51,000)	$(179,000)
Other Comprehensive income (loss):
Foreign currency translation adjustment	(59,000)	34,000
Comprehensive loss	$(110,000)	$(145,000)

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended December 31
	2006	2005
Cash flows from operating activities:
Net loss	$(51,000)	$(179,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,000	25,000
Unpaid interest on notes payable	56,000	48,000
Share-based compensation	42,000	54,000
Deferred payment of professional services by Spescom Ltd.	—	33,000
Compensation for warrants issued to consultants	—	4,000
Changes in assets and liabilities:
Receivables, net	(104,000)	31,000
Other current assets	37,000	(91,000)
Accounts payable	(456,000)	165,000
Payable to Spescom Ltd.	(359,000)	95,000
Accrued liabilities	(244,000)	(268,000)
Deferred revenue	2,258,000	(192,000)
Net cash provided (used) in operating activities	1,225,000	(275,000)

Cash flows from investing activities:
Purchases of property and equipment	(5,000)	(1,000)
Capitalization of development costs	—	(35,000)
Purchases of software	—	(2,000)
Net cash used in investing activities	(5,000)	(38,000)

Cash flows from financing activities:
Net proceeds from private placement	—	436,000
Payments on capital lease obligations	(10,000)	(11,000)
Net cash provided (used) by financing activities	(10,000)	425,000

Effect of exchange rate changes on cash	(1,000)	(1,000)

Net increase in cash and cash equivalents	1,209,000	111,000
Cash and cash equivalents at beginning of period	95,000	285,000

Cash and cash equivalents at end of period	$1,304,000	$396,000

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

SPESCOM SOFTWARE INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements as of December 31, 2006 and for the three months ended December 31, 2006 and 2005 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2006.  It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

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

•                           Acceptance criteria

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2006 and September 30, 2006, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. Constellation Energy Group and Nuclear Fuel Services accounted for 44% and 12%, respectively, of trade accounts receivable at December 31, 2006 as compared to Defense Threat Reductions Agency, Constellation Energy Group, JEA, and Network Rail, which accounted for 25%,18%, 11% and 11%, respectively, of trade accounts receivable at September 30, 2006.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Constellation Energy Group and JEA accounted for 17% and 14%, respectively, of revenue for the three months ended December 31, 2006, while Florida Power and Light, Constellation Energy Group and W.H. Smith Ltd. accounted for 16%, 13% and 11%, respectively, of revenue for the three months ended December 31, 2005.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Software Development Costs

Software development costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software development costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to five years. There were no capitalized software development costs for the three months ended December 31, 2006, while the amortization expense totaled $26,000 for the same period. For the three months ended December 31, 2005 software development costs totaling $35,000 were capitalized while amortization expense was $9,000. As of December 31, 2006 and September 30, 2006, the balance of software development capitalized totaled $513,000 for both dates, with accumulated amortization of $114,000 and $88,000, respectively.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’ carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

Share-Based Payments

The Company recognizes share-based compensation expense as required by the Financial Accounting Standards Board (FASB) under the Statement of Financial Accounting Standards No.123 (revised 2007), “Share-Based Payments” (FAS 123R).  The Company adopted the provisions of FAS 123R on October 1, 2005, the first day of the Company’s fiscal year 2006. Share-based compensation cost is measured at the date of grant using the Black-Scholes option-pricing model, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The determination of the fair value of share-based payments on the date of grant using an option-pricing model is affected by our stock price as well as stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company has no awards with market or performance conditions. The valuation provisions of FAS 123R apply to new awards and to awards outstanding on October 1, 2005 and subsequently modified or cancelled.

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 1996 plan is 7,425,000.  As of December 31, 2006, options to purchase 4,375,000 shares are outstanding.  The 1996 Plan expired as of March 31, 2006 and therefore no further grants are available from this Plan.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	For the three months ended December 31,
	2006		2005
Dividend Yield	0%		0%
Expected Volatility	370%		213%
Risk free interest rate	4.56%		4.47%
Expected lives	10	yrs	10	yrs

The weighted–average estimated fair value of employee stock options granted during the three months ended December 31, 2006 and December 31, 2005 using the Black-Scholes model were as follows:

	For the three months ended December 31,
	2006	2005
Research and development	$2,000	$3,000
Marketing and sales	13,000	18,000
General and administrative	27,000	33,000

Share-based compensation	$42,000	$54,000

Basic and diluted net loss per share attributable to common
Basic	$—	$—
Diluted	$—	$—

A summary of option activity under the Plan as of December 31, 2006, and changes during the three months then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Options at October 1, 2006	4,455	$0.282

Granted	—	—

Exercised	—	—

Forfeited or expired	(80)	$0.310

Outstanding at December 31, 2006	4,375	$0.281	6.7	$800

Exercisable at December 31, 2006	3,358	$0.319	6.0	$400

There were no options granted or exercised for the three months ended December 31, 2006.

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

Statements of Cash Flows

The following table provides supplemental cash flow information:

	For the three months ended December 31,
	2006	2005
Supplemental cash flow information:
Interest paid	$28,000	$4,000

Non-cash financing and investing activities:
Accrued preferred stock dividends	$66,000	$88,000
Warrants issued for services	—	39,000
Deemed dividend on October 2005 private placement	—	500,000
	$66,000	$627,000

Note 3 — Spescom Ltd. Transactions and Related Parties

As of December 31, 2006 and September 30, 2006 there were 5,291 shares of Series F Convertible Preferred Stock with a stated value of $1,000 per share held by Spescom Ltd., the majority shareholder of the Company. The Series F Convertible Preferred Stock is convertible into common stock, at a stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd. through September 30, 2008. The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of December 31, 2006, unpaid dividends and accrued interest amounted to $860,000 and $111,000, respectively. As of September 30, 2006, unpaid dividends and accrued interest amounted to $794,000 and $93,000, respectively.

Related party liabilities consist of the following:

	December 31,	September 30,
	2006	2006
Payable to Spescom Ltd. UK	$—	$213,000
Payable to Spescom Ltd.	190,000	337,000
Payable to Spescom Ltd. (including Spescom Ltd. UK)	$190,000	$550,000

Notes and accrued interest payable to Spescom Ltd. UK	$683,000	$664,000

The Company has two existing demand notes payable to Spescom Ltd. UK, a wholly owned subsidiary of Spescom Ltd., for $400,000 and $100,000, each bearing interest rate of 10% per annum.  As of December 31, 2006 and September 30, 2006, the balance owed on the notes including interest was $683,000 and $680,000, respectively. Spescom Ltd. has agreed that it will not cause Spescom Ltd. UK to demand repayment under the two notes prior to October 1, 2007.  Interest expense on the notes was $17,000 and $16,000 for the three months ended December 31, 2006 and 2005, respectively.  These notes are collateralized by a security interest in favor of both Spescom Ltd. and Spescom Ltd. UK in respect of all the Company’s assets.  In November 2005, the Company’s wholly owned subsidiary, Spescom Software Ltd. agreed to guarantee certain loan obligations of Spescom Ltd. which totaled $1.2 million as of December 31, 2006.  The proceeds of these loans had been used by Spescom Ltd. in prior years to provide working capital to the Company. The guarantee is secured by the assets of Spescom Software Ltd. which totaled $407,000 as of December 31, 2006.

Under a royalty arrangement beginning in fiscal 2004, Spescom Ltd. resold the Company’s software and maintenance services in South Africa. In February 2006 the royalty arrangement with Spescom Ltd. was terminated and the company entered into a new reseller arrangement with a third party company DocQnet International for the South African market. There was no royalty revenue recognized under the royalty agreement with Spescom Ltd. for the three months ended December 31, 2006, while $37,000 was recognized during the three months ended December 31, 2005.  At September 30, 2006 the Company owed $337,000 to Spescom Ltd. primarily for certain marketing and business development projects performed by Spescom Ltd. for the Company along with assistance provided by Spescom Ltd.in raising working capital during fiscal 2005.  Interest accrues on the balance owed at a rate of 11%.  In October 2006, payments totaling $153,000 were made to Spescom Ltd.  As of December 31, 2006, the total unpaid services and interest amounted to $150,000 and $40,000, respectively.  In January 2007 the Company paid to Spescom Ltd. the outstanding payable balance including accrued interest.

Prior to February 10, 2006, Spescom Ltd. UK provided certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company was billed a monthly fee by Spescom Ltd. UK for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities. As of February 10, 2006, Spescom Ltd. no longer provides administrative or accounting function and the Company’s UK subsidiary has relocated to another facility.  For the three months ended December 31, 2006 there were no administrative fees as compared to $143,000 for the same period in 2005.  The administrative fee charged by Spescom Ltd. UK for the three months ended December 31, 2005 included office rent of $84,000.   At December 31, 2006, the Company had no payable due to Spescom Ltd. UK for administrative fees or rent, while at September 30, 2006, the Company had a payable to Spescom Ltd. UK of $213,000, which was paid in full in October 2006.  In 1999, as part of an agreement to sell a 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd. UK; however, the landlord did not grant its consent to the assignment and as such Spescom Ltd. UK has paid the lease for the entire office directly to the landlord.  The lease expired on March 14, 2006.  The landlord has claimed that the Company owes certain dilapidation payments under the lease.  The Company has disputed such claims and believes there will be no material effect once resolved.

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

Note 4 — Receivables

A summary of receivables and allowance for doubtful accounts as of December 31, 2006 and September 30, 2006 are as follows:

	December 31,	September 30,
	2006	2006
Receivables consist of:
Receivables	$927,000	$767,000
Unbilled receivables	47,000	96,000
	974,000	863,000
Less: allowance for doubtful accounts	(10,000)	(9,000)
	$964,000	$854,000

Note 5 — Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

	For three months ended December 31,
	2006	2005
Net loss available for common shareholders	$(117,000)	$(767,000)

Common stock and common stock equivalents	37,144,000	36,819,000

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

As of December 31, 2006, a total of 4,375,000 stock options, 6,727,000 common stock warrants and, 5,291 and 2,450 shares of Series F and Series I Convertible Preferred Stock, respectively, were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive. As of December 31, 2005, a total of 5,733,000 stock options, 6,468,000 common stock warrants and, 5,291 and 1,950 shares of Series F and Series H Convertible Preferred Stock, respectively, were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive.

Note 6 — Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software products.   Revenues by customer location and identifiable assets from continuing operations are as follows:

	For the three months ended December 31,
	2006	2005
United States	$1,243,000	$1,209,000
Europe, primarily United Kingdom	433,000	492,000
Other International	51,000	131,000
	$1,727,000	$1,832,000

	For the three months ended December 31,
	2006	2005
Identifiable assets from continuing operations:
United States	$2,564,000	$1,502,000
Europe, United Kingdom	407,000	342,000
	$2,971,000	$1,844,000

Note 7 — Redeemable and Convertible Preferred Stock

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

The shares of Series H Preferred Stock issued were convertible into common stock at the conversion rate in effect at the time of conversion.  The conversion price per share of the Series H Preferred Stock was equal to 85% of the market price (the volume weighted average price of the Company’s common stock during the five immediately preceding trading days), provided that in no event shall the conversion price exceed a ceiling price of $0.40 per share, or be less than a floor price which varies with the aggregate gross revenues of the Company during the last four fiscal quarters for which revenues have been reported by the Company prior to such time, but which will not be lower than $0.0725 per share and not higher than $0.16 per share.  The Series H Preferred Stock accrued dividends at 6.75% of the stated value of $1,000 per share per annum.  On March 31, 2006 the Company issued 325,966 shares of common stock in payment of declared Series H Preferred Stock dividends of $44,000 based on a fair market value of $0.13 per share.

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

Each share of Series I Preferred Stock is convertible into a number of shares of common stock determined by dividing $1,000 by the conversion price per share in effect at the time of conversion, provided that a holder of Series I Preferred Stock may at any given time convert only that number of shares of Series I Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s common stock of such holder and all persons affiliated with such holder is not more than 9.99% of the Company’s common stock then outstanding. The conversion price per share is equal to 85% of the market price (the volume-weighted average price of the Company’s common stock during the five immediately preceding trading days, subject to adjustment), provided that in no event shall the conversion price exceed a ceiling price of $0.21 per share, or be less than a floor price of $0.0725 per share.

The Certificate of Determination for the Series I Preferred Stock provides that, if the Company  has not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company (subject to certain exceptions), or disposition of all or substantially all of the assets of the Company on or before April 30, 2006, the holders of Series I Preferred Stock may, by the vote not later than December 31, 2006 of at least two-thirds of the then-outstanding shares of Series I Preferred Stock, elect to have all of the outstanding shares of Series I Preferred Stock redeemed by the Company. In that event, the Company would be obligated to redeem the Series I Preferred Stock at an amount equal to $1,000 per share plus all declared but unpaid dividends. The Certificate of Determination further provides that, if such election were made and the Company were to lack sufficient funds available to redeem the Series I Preferred Stock in accordance with applicable law, the holders of Series I Preferred Stock as a class would be entitled to elect the smallest number of directors of the Company constituting a majority of the authorized number of directors.  As of April 30, 2006 the Company had not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company or disposition of all or substantially all of the assets of the Company.  However, the holders of the Series I Preferred Stock as of December 31, 2006 and as of the date of this filing have not notified the Company of any election to redeem the Series I Preferred Stock.  Under FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF D-98 “Classification and Measurement of Redeemable Securities” and since a binding agreement was not entered into by April 30, 2006, the Company has classified the fair value of the Series I Preferred Stock to liabilities as the Company may be obligated to repay all the proceeds received.

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

The Series F Preferred Stock is entitled to a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends per share and interest on all accrued but unpaid dividends.  The Series F Preferred Stock is also entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of December 31, 2006 and  September 30, 2006, unpaid dividends were $860,000 and $794,000, respectively, and related accrued interest amounted to $111,000 and $93,000, respectively.  As part of the transaction, Spescom Ltd. and its U.K. subsidiary received certain demand and piggyback registration rights with respect to the common stock underlying the Series F Preferred Stock.  Each holder of the shares of Series F Preferred Stock is entitled to the number of votes equal to the number of shares of common stock to which such holder would be entitled  upon conversion of the shares of Series F Preferred Stock held by such holder on all matters submitted to the vote of the holders of common stock, and votes as a class with the holders of common stock.  In a change of control, merger or sale, the Series F Preferred Stock holders would preserve their conversion rights and would be entitled to the same number and amount of shares immediately prior to such transaction.

Note 8 — Shareholders’ Deficit

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

 Note 9 — Recent Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. When used in the following discussion, the words “believes,” “anticipates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.  These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements, including the Notes thereto.

OVERVIEW

The Company develops, markets and supports eB, its integrated suite of collaborative document, configuration and records management software solutions. The eB suite enables organizations in a broad range of industries to create, capture, store, manage, share and distribute critical business information regarding their customers, products, assets and processes in an efficient manner. The eB suite also enables them to maintain complete, up-to-date information about the configuration of their products, assets and infrastructures so that they can achieve operational excellence and compliance with regulatory requirements. eB provides the capabilities of an Enterprise Content Management (ECM)/Electronic Document Management (EDM) System, but extends these capabilities by also managing the “things” that the content/documents relate to such as products, assets , functions, processes, requirements, projects, organizations, locations, work orders, etc. As a result, eB can be used to manage the lifecycle of physical items (e.g. products, equipment or assets), and the requirements (e.g. functional, safety, performance, environmental, etc.) that govern them. It enables intelligent relationships to be defined between these items thereby creating an interdependency model. As a result, the effects of any change on requirements, documents and items can be determined, and change can be managed to effectively ensure information integrity. In particular, eB enables organizations with extensive and complex physical infrastructures to efficiently identify, classify, structure, link, and manage documents, physical items, and requirements throughout their lifecycles and ensure that conformance between these is maintained by means of an automated change process.

Our revenues in the three months ended December 31, 2006 decreased by 6% from the same period in the prior fiscal year primarily due to fewer license sales. The Company’s license revenue fluctuates from quarter to quarter as reflected by the decrease in license sales during the quarter.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training. Of our total revenues for the three months ended December 31, 2006, license revenues accounted for 23%, maintenance services revenues accounted for 44% and non-maintenance services represented 33%.

Many of our customers are located outside the United States, with foreign-originated revenues accounting for 28% and 34% of revenues for the three months ended December 31, 2006 and 2005, respectively. The decrease in foreign revenues was lessened by a foreign currency gain of $68,000 due to the increasing value of the British pound to the dollar in the first quarter of fiscal 2007 versus the same period during fiscal 2006

While revenues decreased slightly during the three months ended December 31, 2006, our cost of revenues remained relatively unchanged when compared to the same period in the prior fiscal year. Our operating expenses decreased by 16% when compared to the same period in the prior year, primarily as a result of lower personnel related expenses and lower professional fees during the current period.

At December 31, 2006, our principal sources of liquidity consisted of $1,304,000 of cash and cash equivalents, compared to $95,000 at September 30, 2006. During the three months ended December 31, 2006, we received $2,000,000 from a large license and development transaction with the Aveva Group.

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

Revenue Recognition

The Company’s revenues are derived from sales of its document and configuration management systems that are primarily composed of software and services, and include maintenance, training and consulting services, and third party software and hardware. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,”  SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, Staff Accounting Bulletin (“SAB”) No. 101, updated by SAB’s 103 and 104 “Update of Codification of Staff Accounting Bulletins,” and Emerging Issues Task Force No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables.”  Revenue through the Company’s Value Added Resellers (“VARS”) are net of any VAR discount in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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

•                                  Acceptance criteria

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

Share-Based Payments

The Company recognizes share-based compensation expense as required by the Financial Accounting Standards Board (FASB) under the Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payments” (FAS 123R).  The Company adopted the provisions of FAS 123R on October 1, 2005, the first day of the Company’s fiscal year 2006. Share-based compensation cost is measured at the date of grant using the Black-Scholes option-pricing model, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The determination of the fair value of share-based payments on the date of grant using an option-pricing model is affected by our stock price as well as stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company has no awards with market or performance conditions. The valuation provisions of FAS 123R apply to new awards and to awards outstanding on October 1, 2005 and subsequently modified or cancelled.

RESULTS OF OPERATIONS

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	For the three months ended December 31,
	2006	2005
Revenues:
Licenses	23%	31%
Services and other	77%	69%
Total revenues	100%	100%

Cost of revenues:
Licenses	2%	7%
Services and other	34%	29%
	36%	36%

Gross profit	64%	64%

Operating expenses:
Research and development	15%	11%
Marketing and sales	27%	36%
General and administrative	21%	24%
	63%	71%

Income (loss) from operations	1%	(7)%

Interest expense	(4)%	(3)%

Net loss	(3)%	(10)%

Deemed dividend	—	(27)%
Cumulative preferred dividends	(4)%	(5)%
Net loss available to common shareholders	(7)%	(42)%

Revenues

License Revenues

(in thousands)

	For the three months ended December 31,
	2006	2005	Change
License revenues	$390	$564	(31)%
Percentage of total revenues	23%	31%

License revenues decreased by $174,000, or 31%, to $390,000 from $564,000 for the three months ended December 31, 2006 compared to the same period a year ago.  The Company’s license revenues fluctuate from quarter to quarter, which is reflected by the decrease in license sales in the current quarter. During the same quarter in the prior year, a large sale of licenses to Florida Power and Light amounted to $269,000 while there was no similar size sale in the current quarter this year.

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

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various industries, including those targeted directly by the Company.  Sales through indirect channels for the three months ended December 31, 2006 amounted to $127,000 or 7% compared to $133,000, or 7% for the same period in the prior year.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Constellation Energy Group and JEA accounted for 17% and 14%, respectively, of revenue for the three months ended December 31, 2006, while Florida Power and Light, Constellation Energy Group and W.H. Smith Ltd. accounted for 16%, 13% and 11%, respectively, of revenue for the three months ended December 31, 2005.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Services and Other Revenues
(in thousands)

	For the three months ended December 31,
	2006	2005	Change
Services and other revenues	$1,337	$1,268	5%
Percentage of total revenues	77%	69%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to business process studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenue increased $69,000, or 5%, from $1,268,000 to $1,337,000 for the three months ended December 31, 2006 compared to the same period a year ago.  The non-maintenance portion of service revenue increased $33,000, or 6% from $535,000 to $568,000 primarily due to a large services project during the current quarter.   Also in this quarter, maintenance revenue increased $37,000, or 5% from $732,000 to $769,000, primarily due to customers expanding their maintenance on upgraded licenses products.

We anticipate that service and other revenue will fluctuate primarily due to sales to new customers because they require more services that typically include a business process study, integration with other business systems and training.  In addition, service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of License Revenues
(in thousands)

	For the three months ended December 31,
	2006	2005	Change
Cost of license revenues	$38	$122	(69)%
Percentage of total revenues	2%	7%

Cost of license revenues consists of costs associated with reselling third-party products and amortization of capitalized software development costs.

Cost of license revenue decreased by $84,000, or 69%, from $122,000 to $38,000 for the three months ended December 31, 2006 compared to the same period a year ago.  The decrease is primarily due to a decrease in the proportion of license revenue being attributed to third-party software products, which typically have a higher associated cost than the Company’s own proprietary software.  The decrease was partially offset by an increase in amortization expense of $15,000 for capitalized software costs with completion and general release of our eB Version 14 software product in November 2005.  The decrease in third-party costs resulted in an increase in the gross profit percentage of license revenues to 90% for the three months ended December 31, 2006 as compared to 78% for the same period a year ago.

We expect the cost of license revenues to fluctuate based on fluctuations in license revenues and in customer requirements for third-party software products since the cost of meeting these customer requirements have the largest impact on cost of license revenues.

Cost of Services and Other Revenues
(in thousands)

	For the three months ended December 31,
	2006	2005	Change
Cost of services and other revenues	$591	$540	9%
Percentage of services and other revenues	34%	29%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenue increased $51,000, or 9%, from $540,000 to $591,000 for the three months ended December 31, 2006 compared to the same period a year ago.  The increase was primarily due to higher personnel related expenses and travel costs related to customer projects.   The gross profit from services and other revenue as a percentage of services and other revenues decreased slightly to 56% for the three months ended December 31, 2006 as compared to 57% for the same period a year ago.

We expect the cost of service and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Operating Expenses

Research and Development
(in thousands)

	For the three months ended December 31,
	2006	2005	Change
Research and development expenses	$258	$203	27%
Percentage of total revenue	15%	11%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses increased $55,000, or 27%, from $203,000 to $258,000 for the three months ended December 31, 2006 compared to the same period a year ago.   The increase was due to higher personnel related costs, a result of more developers working on research and development projects during the current quarter versus customer projects. The increase is also due to the capitalization of $35,000 of development costs during the three months ended December 31, 2005, while no development costs were capitalized in the current quarter.

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to remain at the current levels in absolute dollar amounts in the next several quarters.

Marketing and Sales
(in thousands)

	For the three months ended December 31,
	2006	2005	Change
Marketing & sales expenses	$460	$653	(30)%
Percentage of total revenue	27%	36%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses decreased $193,000, or 30%, from $653,000 to $460,000 for the three months ended December 31, 2006 compared to the same period a year ago.  The decrease in marketing and sales expenses is a result of lower personnel related expenses with fewer employees currently in the department, primarily due to attrition, when compared to the same period a year ago.

We expect marketing and sales expense to decrease in absolute dollar amounts and as a percentage of total revenue in the current fiscal year.

General and Administrative
(in thousands)

	For the three months ended December 31,
	2006	2005	Change
General and administrative expenses	$368	$441	(17)%
Percentage of total revenue	21%	24%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses decreased by $73,000, or 17%, from $441,000 to $368,000 for the three months ended December 31, 2006 compared to the same period a year ago.  The decrease was due to decreases in personnel related cost of $28,000, in legal and professional fees of $36,000, and in other miscellaneous expenses of $9,000.

We expect that general and administrative expenses will remain relatively constant in absolute dollars.

Interest Expense

Interest expense consists primarily of fixed interest obligations on our outstanding debt to Spescom Ltd. as well as interest paid on capital lease obligations.  Interest expense was $63,000 for the three months ended December 31, 2006 as compared to $52,000 for the same period a year ago.  The increase is due primarily to increased debt balances owed to Spescom Ltd. on outstanding notes payable as well as interest on accrued preferred dividends.

Deemed Dividends

In October 2005 the Company completed a financing arrangement whereby the Company issued 1,950 shares of our Series H Preferred Stock along with 925,926 common stock warrants for gross proceeds of $500,000 and the exchange and cancellation of 1,450 shares of Series G Convertible Preferred Stock. In accordance with EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” the Company calculated using the Black—Scholes method the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $500,000.

Cumulative Preferred Dividends

The outstanding Series F Convertible Preferred Stock was entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Cumulative preferred dividends earned for both three month periods ended December 31, 2006 and December 31, 2005 were $66,000. Unpaid dividends accrue interest at the rate of 8% per annum.  As of December 31, 2006, unpaid dividends and accrued interest amounted to $860,000 and $111,000, respectively.

The outstanding Series H Preferred Stock during the three months ended December 31, 2005 was entitled to receive dividends of 6.75% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of Series H Preferred Stock outstanding as of the first day of each such month. For the three months ended December 31, 2005 dividends on the Series H Preferred Stock totaled $22,000. In March 2006 the Series H Preferred Stock was exchanged for Series I Preferred Stock and cancelled.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, our principal sources of liquidity consisted of $1,304,000 of cash and cash equivalents compared to $95,000 at September 30, 2006. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors.

In past years, the Company has received loans from Spescom Ltd. to meet its obligations.  The outstanding balance of its demand notes owed to Spescom Ltd. including interest was $683,000 at December 31, 2006 as compared to $680,000 at September 30, 2006.  Spescom Ltd. has agreed not to call the notes prior to October 1, 2007.  In addition at December 31, 2006, the Company had a payable to Spescom Ltd. of $190,000 as compared to $550,000 at September 30, 2006.  The payable primarily related to marketing research and analysis that Spescom Ltd. performed on behalf of the Company in fiscal 2005 and administrative services and facilities that Spescom Ltd. has provided to the Company in the United Kingdom.  In January 2007 the Company paid to Spescom Ltd. the $190,000 payable balance owed.

Cash provided by operating activities was $1,225,000 during the three months ended December 31, 2006 related to the increase in deferred revenue of $2,258,000 primarily due to payment of $2,000,000 relating to a large license and development transaction with Aveva Solutions Limited signed in October 2006, offset by reductions in accounts payable of $456,000, in a payable to Spescom Ltd. of $359,000 and in accrued liabilities of $244,000, and by a net loss during the current quarter of $51,000.  The operating loss was adjusted for non-cash activities of $144,000 comprised primarily of $46,000 in depreciation and amortization, $42,000 for FAS 123R period charge for employee stock options, and $56,000 in unpaid interest on notes payable to Spescom Ltd.

During the three months ended December 31, 2005 we used cash in operating activity of $275,000 primarily related to a net loss for the quarter of $179,000 and reductions in deferred revenues and accrued liabilities of $192,000 and $268,000, respectively. The operating loss was adjusted for non-cash activities of $164,000 comprised primarily of $25,000 in depreciation and amortization, $48,000 in unpaid interest on notes payable to Spescom Ltd., $54,000 for FAS 123R period charge for employee stock options, and $33,000 in deferred payment professional services performed by Spescom Ltd.

Cash used in investing activities was $5,000 for the three months ended December 31, 2006 for purchases of property and equipment.  Our investing activities used $38,000 for the three months ended December 31, 2005 primarily relating to the capitalization of software development costs associated with the Company’s release of its eB product with a new architecture.

Cash used in financing activities was $10,000 for the three months ended December 31, 2006 for payments on capital lease obligations.  Cash provided in financing activities for three months ended December 31, 2005 was from a private placement of Series H Convertible Preferred Stock for net proceeds of $436,000, which was offset by $11,000 for payments on capital lease obligations. (See “October 2005 Private Placement” in Note 7 to the Consolidated Financial Statements for further information regarding that private placement.)

On March 10, 2006, the Company completed a private placement issuing 2,450 shares of Series I Convertible Preferred Stock and warrants, expiring March 10, 2009, to purchase 925,926 shares of common stock at $0.27 per share in exchange for cash $500,000 and 1,950 shares of the Company’s Series H Convertible Preferred Stock, which have been cancelled. (See “March 2006 Private Placement” in Note 7 to the Consolidated Financial Statements for further information regarding that private placement.)

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

Off-Balance Sheet Arrangements

At December 31, 2006 and September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at December 31, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Notes and Accounts Payable to
Spescom Ltd.	$873,000	$873,000	—	—	—
Lease commitments — Operating Leases	1,024,000	337,000	598,000	89,000	—
Lease commitments — Capital Leases	50,000	40,000	10,000	—	—
Total	$1,947,000	$1,250,000	$608,000	$89,000	—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. As of December 31, 2006 and September 30, 2006, the Company did not have any investments in money market accounts.

Foreign Currency Exchange Risk

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. For the three months ended December 31, 2006, revenues recorded in the United States were 72% of total revenues, and revenues from Europe and other locations were 28% of total revenues. This compares to 66% and 34% for the same period a year ago.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.  The decrease in revenue for the three months ended December 31, 2006 versus the same period in the prior year was lessened by a foreign currency gain of $68,000 due to a weaker dollar value compared to the British pound sterling.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, we have concluded that as of December 31, 2006, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6 — EXHIBITS

10.1	Source Code License between Spescom Software Inc. and Aveva Solutions Limited, dated October 2, 2006 (incorporated by reference to Exhibit 10.13 to the Form 10-K filed on December 26, 2006)

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan Kiraly	Director and Chief Executive Officer (Principal Executive Officer)	February 14, 2007
Alan Kiraly

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 14, 2007
John W. Low