Form 10-Q
period 2007-03-31
Enterprise Informatics Inc
filed 2007-05-15
CIK 813747

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2007.

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                     .

Commission File Number 0-15935

ENTERPRISE INFORMATICS INC.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       ☐              NO       ☒

Number of shares of Common Stock outstanding at May 15, 2007:  37,144,494

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENTERPRISE INFORMATICS INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$749,000	$95,000
Receivables, net	1,036,000	854,000
Other current assets	191,000	190,000
Total current assets	1,976,000	1,139,000

Property and equipment, net	149,000	131,000
Computer software, net	373,000	425,000
Other assets	5,000	28,000
Total assets	$2,503,000	$1,723,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$482,000	$792,000
Payable to Spescom Ltd.	—	550,000
Notes and accrued interest payable to Spescom Ltd.	675,000	—
Preferred stock dividend payable to Spescom Ltd.	1,056,000	887,000
Accrued liabilities	1,499,000	1,446,000
Lease obligations—current portion	38,000	44,000
Deferred revenue	2,901,000	2,752,000
Series I redeemable preferred stock, par value $0.01 per share; 2,450 shares authorized; 2,450 shares issued and outstanding at September 30, 2006	—	2,450,000
Total current liabilities	6,651,000	8,921,000

Notes and accrued interest payable to Spescom Ltd.	—	664,000
Lease obligations	3,000	16,000
Total liabilities	6,654,000	9,601,000

Shareholders’ deficit:
Convertible preferred stock, 243,239 remaining shares authorized
Series F—par value $1.00 per share; 5,291 shares authorized, issued and outstanding at March 31, 2007 and September 30, 2006	6,790,000	6,790,000
Series I—par value $0.01 per share; 2,450 shares authorized; 2,450 shares issued and outstanding at March 31, 2007	2,450,000	—
Common stock, no par value, 100,000,000 shares authorized; 37,144,494 shares issued and outstanding at March 31, 2007 and September 30, 2006	76,515,000	76,581,000
Common stock warrants	1,505,000	1,505,000
Accumulated other comprehensive loss	(499,000)	(441,000)
Accumulated deficit	(90,912,000)	(92,313,000)
Total shareholders’ deficit	(4,151,000)	(7,878,000)
Total liabilities and shareholders’ deficit	$2,503,000	$1,723,000

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE INFORMATICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
Revenues:
Licenses	$2,282,000	$652,000	$2,672,000	$1,216,000
Services and other	1,499,000	1,408,000	2,836,000	2,676,000
Total revenues	3,781,000	2,060,000	5,508,000	3,892,000

Cost of revenues:
Licenses	59,000	72,000	97,000	194,000
Services and other	673,000	721,000	1,264,000	1,261,000
Total cost of revenues	732,000	793,000	1,361,000	1,455,000

Gross profit	3,049,000	1,267,000	4,147,000	2,437,000

Operating expenses:
Research and development	305,000	282,000	563,000	485,000
Marketing and sales	581,000	685,000	1,041,000	1,338,000
General and administrative	624,000	353,000	992,000	794,000
Total operating expenses	1,510,000	1,320,000	2,596,000	2,617,000

Income (loss) from operations	1,539,000	(53,000)	1,551,000	(180,000)

Interest and other income	—	4,000	—	4,000
Interest and other expense	(62,000)	(53,000)	(125,000)	(105,000)
Net income (loss) before income taxes	1,477,000	(102,000)	1,426,000	(281,000)

Provision for income taxes	(25,000)	—	(25,000)	—

Net income (loss)	1,452,000	(102,000)	1,401,000	(281,000)

Deemed preferred dividend	—	(500,000)	—	(1,000,000)
Net income (loss) available after deemed preferred dividend	1,452,000	(602,000)	1,401,000	(1,281,000)

Cumulative preferred dividends	(66,000)	(98,000)	(132,000)	(186,000)
Net income (loss) available to common shareholders	$1,386,000	$(700,000)	$1,269,000	$(1,467,000)

Earnings (loss) per share:
Basic	$0.04	$(0.02)	$0.03	$(0.04)
Diluted	$0.02	$(0.02)	$0.02	$(0.04)
Weighted average shares outstanding:
Basic	37,144,000	36,895,000	37,144,000	36,857,000
Diluted	82,695,000	36,895,000	59,920,000	36,857,000

Statement of Comprehensive Income (Loss)
Net income (loss)	$1,452,000	$(102,000)	$1,401,000	$(281,000)
Other Comprehensive income (loss):
Foreign currency translation adjustment	1,000	(14,000)	(58,000)	20,000
Comprehensive income (loss)	$1,453,000	$(116,000)	$1,343,000	$(261,000)

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE INFORMATICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,401,000	$(281,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	86,000	73,000
Unpaid interest on notes payable	107,000	98,000
Share-based compensation	67,000	92,000
Compensation for warrants issued to consultants	—	40,000
Changes in assets and liabilities:
Receivables, net	(175,000)	(102,000)
Other current assets	27,000	(136,000)
Accounts payable	(321,000)	361,000
Payable to Spescom Ltd.	(566,000)	(22,000)
Accrued liabilities	—	(260,000)
Deferred revenue	102,000	(268,000)
Net cash provided (used) in operating activities	728,000	(405,000)

Cash flows from investing activities:
Purchases of property and equipment	(51,000)	(40,000)
Capitalization of development costs	—	(35,000)
Net cash used in investing activities	(51,000)	(75,000)

Cash flows from financing activities:
Net proceeds from private placement	—	838,000
Payments on capital lease obligations	(19,000)	(21,000)
Net cash provided (used) by financing activities	(19,000)	817,000

Effect of exchange rate changes on cash	(4,000)	(2,000)

Net increase in cash	654,000	335,000
Cash at beginning of period	95,000	285,000

Cash at end of period	$749,000	$620,000

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE INFORMATICS INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements as of March 31, 2007 and for the three and six months ended March 31, 2007 and 2006 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, as amended.  It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned United Kingdom subsidiary, Enterprise Informatics, Ltd. All significant intercompany balances and transactions have been eliminated.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 2007 and September 30, 2006, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. Aker Kvaerner Shared Services AS and Network Rail accounted for 16% and 14%, respectively, of trade accounts receivable at March 31, 2007 as compared to Defense Threat Reductions Agency, Constellation Energy Group, JEA, and Network Rail, which accounted for 25%, 18%, 11% and 11%, respectively, of trade accounts receivable at September 30, 2006.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Aveva Group accounted for 40% of revenue for the six months ended March 31, 2007, while Constellation Energy accounted for 15% of revenue for the six months ended March 31, 2006.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Software Development Costs

Software development costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software development costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to five years. There were no software development costs capitalized for the three or six months ended March 31, 2007, while the amortization expense totaled $26,000 and $52,000, respectively, for those periods. As of March 31, 2007 and September 30, 2006, the balance of software development capitalized totaled $513,000 for both dates, with related accumulated amortization of $140,000 and $88,000, respectively.

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

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 1996 Plan was 7,425,000.  As of March 31, 2007, options to purchase 4,372,250 shares were outstanding.  The 1996 Plan expired as of March 31, 2006 and therefore no further grants are available from the 1996 Plan.

In April 2007, the Company’s shareholders approved the adoption to 2007 Stock Incentive Plan (ther “2007 Plan”).  The 2007 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 2007 Plan was 7,500,000.   To date no options have been issued under the 2007 Plan.

The option vesting period under the 1996 Plan was determined by the Board of Directors or a Stock Option Committee and usually provides that 25% of the options granted can be exercised 90 days from the date of grant, and thereafter, those options vest and become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the date of grant. Options granted under the 1996 Plan are generally due to expire upon the sooner of ten years from date of grant, thirty days after termination of services other than by reason of convenience of the Company, three months after disability, or one year after the date of the option holder’s death. The exercise price for such options is equal to the fair market value of the common stock on the date of grant.  Options granted to employees under the 1996 Plan were either incentive stock options or nonqualified options and only nonqualified options were granted to nonemployee directors.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
Dividend Yield	0%	0%	0%	0%
Expected Volatility	348%	165%	348%	165%
Risk free interes t rate	4.6%	4.7%	4.6%	4.7%
Expected lives	10 yrs	10 yrs	10 yrs	10 yrs

The weighted-average estimated fair value of employee stock options granted during the three and six months ended March 31, 2007 and March 31, 2006 using the Black-Scholes model were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
Research and development	$1,000	$2,000	$3,000	$5,000
Marketing and sales	8,000	12,000	21,000	30,000
General and administrative	16,000	24,000	43,000	57,000

Share-based compensation	$25,000	$38,000	$67,000	$92,000

Basic and diluted net income (loss) per share
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

A summary of option activity under the 1996 Plan as of March 31, 2007, and changes during the six months then ended is presented below:

Options	Shares (000)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Options at October 1, 2006	4,455	$0.282
Granted	—	—
Exercised	—	—
Forfeited or expired	(83)	$0.531
Outstanding at March 31, 2007	4,372	$0.277	6.5	$—
Exercisable at March 31, 2007	3,640	$0.299	6.0	$—

There were no options granted or exercised for the six months ended March 31, 2007.

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

Statements of Cash Flows

The following table provides supplemental cash flow information:

	For the six months ended March 31,
	2007	2006
Supplemental cash flow information:
Interest paid	$84,000	$7,000

Non-cash financing and investing activities:
Accrued preferred stock dividends	$132,000	$187,000
Warrants issued for services	—	40,000
Deemed dividend on October 2005 private placement	—	1,000,000
	$132,000	$1,227,000

Note 3 — Spescom Ltd. Transactions and Related Parties

As of March 31, 2007 and September 30, 2006 there were 5,291 shares of Series F Convertible Preferred Stock with a stated value of $1,000 per share held by Spescom Ltd., the majority shareholder of the Company. The Series F Convertible Preferred Stock is convertible into common stock, at a stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd. through September 30, 2008. The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of March 31, 2007, unpaid dividends and accrued interest amounted to $926,000 and $130,000, respectively. As of September 30, 2006, unpaid dividends and accrued interest amounted to $794,000 and $93,000, respectively.

Related party liabilities consist of the following:

	March 31, 2007	September 30, 2006
Current portion:
Payable to Spescom Ltd. UK	$—	$213,000
Notes and accrued interest payable to Spescom Ltd. UK	675,000	—
Payable to Spescom Ltd.	—	337,000
Payable to Spescom Ltd. (including Spescom Ltd. UK)	$675,000	$550,000

Long term portion:
Notes and accrued interest payable to Spescom Ltd. UK	$—	$664,000

The Company has two existing demand notes payable to Spescom Ltd. UK, a wholly owned subsidiary of Spescom Ltd., for $400,000 and $100,000, each bearing interest rate of 10% per annum.  As of March 31, 2007 and September 30, 2006, the balance owed on the notes including interest was $675,000 and $664,000, respectively. Spescom Ltd. has agreed that it will not cause Spescom Ltd. UK to demand repayment under the two notes prior to October 1, 2007.  Interest expense on the notes for the three months ended March 31, 2007 and 2006 was $17,000 and $16,000, respectively, and for the six months ended March 31, 2007 and 2006 was $34,000 and $32,000, respectively. These notes are collateralized by a security interest in favor of both Spescom Ltd. and Spescom Ltd. UK in respect of all the Company’s assets.  In November 2005, the Company’s wholly owned subsidiary, Enterprise Informatics Ltd. agreed to guarantee certain loan obligations of Spescom Ltd. which totaled $1.2 million as of March 31, 2007 and $3.2 million as of September 30, 2006.  The proceeds of these loans had been used by Spescom Ltd. in prior years to provide working capital to the Company. The guarantee is secured by the assets of Enterprise Informatics Ltd. which totaled $1,036,000 as of March 31, 2007.

Under a royalty arrangement beginning in fiscal 2004, Spescom Ltd. resold the Company’s software and maintenance services in South Africa. In February 2006 the royalty arrangement with Spescom Ltd. was terminated and the Company entered into a new reseller arrangement with a third party company, DocQnet International, for the South African market. There was no royalty revenue recognized under the royalty agreement with Spescom Ltd. for the three or six months ended March 31, 2007, while $34,000 and $117,000, respectively, was recognized during the three and six months ended March 31, 2006.  At September 30, 2006 the Company owed $337,000 to Spescom Ltd. primarily for certain marketing and business development projects performed by Spescom Ltd. for the Company along with assistance provided by Spescom Ltd.in raising working capital during fiscal 2005.  Interest accrued on the balance owed at a rate of 11%.  As of March 31, 2007, the Company had paid off the entire payable to Spescom Ltd. including accrued interest of $6,000.

Prior to February 10, 2006, Spescom Ltd. UK provided certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company was billed a monthly fee by Spescom Ltd. UK for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities. As of February 10, 2006, Spescom Ltd. no longer provided administrative or accounting function and the Company’s UK subsidiary was relocated to another facility.  For the three and six months ended March 31, 2007 there were no administrative fees as compared to $83,000 and $226,000 for the same periods in 2006.  The administrative fee charged by Spescom Ltd. UK for the three and six months ended March 31, 2006 included office rent of $48,000 and $132,000, respectively.   At March 31, 2007, the Company had no payable due to Spescom Ltd. UK for administrative fees or rent, while at September 30, 2006, the Company had a payable to Spescom Ltd. UK of $213,000, which was paid in full in October 2006.  In 1999, as part of an agreement to sell a 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd. UK; however, the landlord did not grant its consent to the assignment and as such Spescom Ltd. UK has paid the lease for the entire office directly to the landlord.  The lease expired on March 14, 2006.  The landlord has claimed that the Company owes certain dilapidation payments under the lease.  The Company has disputed such claims and believes there will be no material effect once resolved.

Spescom Ltd. and the Company have entered into a license agreement pursuant to which Spescom Ltd. has licensed to the Company the right to use the name “Spescom” and to use a trademark owned by Spescom Ltd. related to certain computer software. The Company will not pay any royalties to Spescom Ltd. in connection with this license. The license is for an indefinite term, but is terminable by either party upon 60 days prior written notice. Under the license agreement, Spescom Ltd. has agreed to indemnify and hold harmless the Company and its directors, officers, employees and agents against liabilities arising from any claim brought against the Company that alleges that Spescom Ltd.’s or the Company’s use of the licensed trademark infringes the rights of any third party, provided that the Company is in material compliance with the provisions of the license agreement.  In April 2007, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation changing the Company’s name to Enterprise Informatics Inc.  The Company plans to no longer use the name “Spescom Software”.

Note 4 — Receivables

A summary of receivables and allowance for doubtful accounts as of March 31, 2007 and September 30, 2006 are as follows:

	March 31, 2007	September 30, 2006
Receivables consist of:
Receivables	$1,053,000	$767,000
Unbilled receivables	3,000	96,000
	1,056,000	863,000
Less: allowance for doubtful accounts	(20,000)	(9,000)
	$1,036,000	$854,000

Note 5 — Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

	For three months ended March 31,		For six months ended March 31,
	2007	2006	2007	2006
Net income (loss) available for common shareholders	$1,386,000	$(700,000)	$1,269,000	$(1,467,000)

Earnings (Loss) per share:
Basic	$0.04	$(0.02)	$0.03	$(0.04)
Diluted	$0.02	$(0.02)	$0.02	$(0.04)

Weighted average shares outstanding:
Basic	37,144,000	36,895,000	37,144,000	36,857,000
Diluted	82,695,000	36,895,000	59,920,000	36,857,000

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

As of March 31, 2007, a total of 4,372,000 stock options and 6,727,000 common stock warrants were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive. As of March 31, 2006, a total of 6,390,000 stock options, 7,644,000 common stock warrants and, 5,291 and 2,450 shares of Series F and Series I Convertible Preferred Stock, respectively, were excluded from the diluted net income (loss) per share calculation, as their effect would be anti-dilutive.

Note 6 — Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software products.   Revenues by customer location and identifiable assets from continuing operations are as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
United States	$756,000	$1,305,000	$1,999,000	$2,421,000
Europe, primarily United Kingdom	2,992,000	407,000	3,425,000	986,000
Other International	33,000	348,000	84,000	485,000
	$3,781,000	$2,060,000	$5,508,000	$3,892,000

	March 31, 2007	September 30, 2006
Identifiable assets from continuing operations:
United States	$1,467,000	$1,440,000
Europe, United Kingdom	1,036,000	283,000
	$2,503,000	$1,723,000

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

The Certificate of Determination for the Series I Preferred Stock provides that, if the Company  has not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company (subject to certain exceptions), or disposition of all or substantially all of the assets of the Company on or before April 30, 2006, the holders of Series I Preferred Stock may, by the vote not later than December 31, 2006 of at least two-thirds of the then-outstanding shares of Series I Preferred Stock, elect to have all of the outstanding shares of Series I Preferred Stock redeemed by the Company. In that event, the Company would be obligated to redeem the Series I Preferred Stock at an amount equal to $1,000 per share plus all declared but unpaid dividends. The Certificate of Determination further provides that, if such election were made and the Company were to lack sufficient funds available to redeem the Series I Preferred Stock in accordance with applicable law, the holders of Series I

Preferred Stock as a class would be entitled to elect the smallest number of directors of the Company constituting a majority of the authorized number of directors.  As of April 30, 2006 the Company had not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company or disposition of all or substantially all of the assets of the Company.  However, the holders of the Series I Preferred Stock as of December 31, 2006 and as of the date of this filing have not notified the Company of any election to redeem the Series I Preferred Stock.  Under FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF D-98 “Classification and Measurement of Redeemable Securities” and since a binding agreement was not entered into by April 30, 2006, the Company had classified the fair value of the Series I Preferred Stock to liabilities as the Company might have been obligated to repay all the proceeds received.  Since the holders of Series I Preferred Stock have not notified the Company of a vote to redeem the Series I Preferred Stock, the Series I Preferrd Stock is no longer considered redeemable and has been reclassified as equity.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, the adoption of SFAS 159 will have on its financial position and results of operations.

Note 10 — Subsequent  Events

On April 24, 2007 the Company held its annual meeting of shareholders.  At the meeting, the shareholders approved three proposals. The shareholders approved a proposal to adopt the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). The total number of authorized shares under the 2007 Plan is 7,500,000.  In addition, the shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 100,000,000 to 200,000,000.  Lastly the shareholders also approved a proposal to amend the Company’s Articles of Incorporation to change the name of the Company to Enterprise Informatics Inc. from Spescom Software Inc.

In May 2007 the Company settled a dispute arising from claim by Cappello Capital Corp., a former investment advisor to the Company, that a commission was owed in connection with the license agreement the Company signed with Aveva Solutions Limited in October 2006.  Effective May 9, 2007 the Company agreed to pay Cappello $50,000 and issue to that firm an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share.  The option expires on May 31, 2017. Under the terms of the option agreement during the first year from the date of issuance the Company has the right to repurchase the option for $25,000.  As of March 31, 2007 the Company had accrued $100,000 for this claim under SFAS No. 5 “Accounting for Contingencies.”

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

Our revenues in the three and six months ended March 31, 2007 increased by 250%  and 120%, respectively, from the same periods in the prior fiscal year primarily due to one large software license sale sold to Aveva Solutions Limited, while there was no similar large license sales during the same period in the prior year.   The Company’s license revenue fluctuates from quarter to quarter as reflected by the increase in license sales during the current quarter.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training. Of our total revenues for the three months ended March 31, 2007, license revenues accounted for 60%, maintenance services revenues accounted for 21% and non-maintenance services represented 19%, while, of our total revenue for the six months ended March 31, 2007, license revenue accounted for 49%, maintenance service revenue accounted for 28% and non-maintenance services represented 23%.

Many of our customers are located outside the United States, with foreign-originated revenues accounting for 80% and 37% of revenues for the three months ended March 31, 2007 and 2006, respectively, and 64% and 38% of revenue for the six months ended March 31, 2007 and 2006, respectively. Our revenue for the three and six months ended March 31, 2007 reflected a foreign currency gain of $83,000 and $154,000, respectively, as compared to last year due to the increasing value of the British pound to the dollar.

While revenues increased during the three and six months ended March 31, 2007, our cost of revenues decreased by 8% and 6%, respectively, when compared to the same period in the prior fiscal year primarily as a result of lower third party scanning cost related to two large projects. Our operating expenses increased by 14% for the three months ended March 31, 2007 when compared to the same period of the prior fiscal year due to higher legal and accounting fees related to public filings and commission expenses relating to the license sale.   Our operating expenses decreased by 1% for the six months ended March 31, 2007 when compared to the same period of the prior fiscal year due to lower personnel and related costs resulting from the reduction in staff, primarily due to restructuring, in the marketing and sales group.

At March 31, 2007, our principal sources of liquidity consisted of $749,000 of cash, compared to $95,000 at September 30, 2006. During the six months ended March 31, 2007, we received $2,000,000 from a large license and development transaction with Aveva Solutions Limited.

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

RESULTS OF OPERATIONS

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
Revenues:
Licenses	60%	32%	49%	31%
Services and other	40%	68%	51%	69%
Total revenues	100%	100%	100%	100%

Cost of revenues:
Licenses	2%	3%	2%	5%
Services and other	18%	35%	23%	32%
Total cost of revenues	19%	38%	25%	37%

Gross profit	81%	62%	75%	63%

Operating expenses:
Research and development	8%	14%	10%	12%
Marketing and sales	15%	34%	19%	34%
General and administrative	17%	17%	18%	21%
Total operating expenses	40%	65%	47%	67%

Income (loss) from operations	41%	(3)%	28%	(4)%

Interest and other	(2)%	(2)%	(2)%	(3)%

Net income (loss) before income taxes	38%	(5)%	26%	(7)%

Provision for income taxes	—	—	—	—

Net income (loss)	38%	(5)%	26%	(7)%

Deemed dividend	—	(24)%	—	(26)%
Cumulative preferred dividends	(2)%	(5)%	(2)%	(5)%
Net income (loss) available to common shareholders	75%	(39)%	50%	(45)%

Revenues

License Revenues
(in thousands)

	For the three months ended March 31,			For the six months ended March 31,
	2007	2006	Change	2007	2006	Change
License revenues	$2,282	$652	250%	$2,672	$1,216	120%
Percentage of total revenues	60%	32%		49%	31%

License revenues increased by $1,630,000, or 250%, to $2,282,000 from $652,000 for the three months ended March 31, 2007 when compared to the same period a year ago due to a large license sale for $2,000,000 to Aveva Solutions Limited, offset primarily by decreased license sales to JEA of $200,000 and Constellation Energy Group of $132,000.  License revenues increased by $1,456,000, or 120%, from $1,216,000 to $2,672,000 for the six months ended March 31, 2007 when compared to the same period a year ago due to a large license sale for $2,000,000 to Aveva Solutions Limited and $108,000 to existing customer Nuclear Fuel Services, and offset by lower license sales to Florida Power and Light of $269,000 and Constellation Energy Group of $191,000.  The Company’s license revenues fluctuate from quarter to quarter, which is reflected by the increase in license sales in the current quarter. During the same quarter in the prior year there were no similar size sales.

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

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various industries, including those targeted directly by the Company.  Sales through indirect channels for the three and six months ended March 31, 2007 amounted to $95,000, or 3%, and $222,000, or 4%, respectively, compared to $348,000, or 17%, and $520,000, or 13%, respectively, for the same periods in the prior year.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Aveva Solutions Limited accounted for 57% of revenue for the three months ended March 31, 2007, while Constellation Energy Group, DocQnet International, and JEA accounted for 18%, 13% and 11%, respectively, for the three months ended March 31, 2006.  For the six months ended March 31, 2007, Aveva Solutions Limited accounted for 40% of revenue, while Constellation Energy Group accounted for 15% for the six months ended March 31, 2006.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Services and Other Revenues
(in thousands)

	For the three months ended March 31,			For the six months ended March 31,
	2007	2006	Change	2007	2006	Change
Services and other revenues	$1,499	$1,408	6%	$2,836	$2,676	6%
Percentage of total revenues	40%	68%		51%	69%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to business process studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenues increased $91,000, or 6%, from $1,408,000 to $1,499,000 for the three months ended March 31, 2007 compared to the same period a year ago. The non-maintenance portion of service revenue increased slightly by $39,000, or 6% from $685,000 to $724,000 primarily due to more expansion services during the current quarter.   Also in this quarter, maintenance revenue increased $52,000, or 7% from $723,000 to $775,000, primarily due to the increase in software license sales in fiscal year 2006.

Services and other revenues increased $160,000, or 6%, from $2,676,000 to $2,836,000 for the six months ended March 31, 2007 compared to the same period a year ago. The non-maintenance portion of service revenue increased slightly by $71,000, or 6% from $1,221,000 to $1,292,000 primarily due to more expansion and other services, while maintenance revenue increased $89,000, or 6% from $1,455,000 to $1,544,000, when compared to the same period a year ago primarily due to the increase in software license sales in fiscal year 2006.

We anticipate that service and other revenues will fluctuate primarily due to sales to new customers because they require more services that typically include a business process study, integration with other business systems and training.  In addition, service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of License Revenues
(in thousands)

	For the three months ended March 31,			For the six months ended March 31,
	2007	2006	Change	2007	2006	Change
Cost of license revenues	$59	$72	(18)%	$97	$194	(50)%
Percentage of total revenues	2%	3%		2%	5%

Cost of license revenues consists of costs associated with reselling third-party products and amortization of capitalized software development costs.

Cost of license revenues decreased by $13,000, or 18%, from $72,000 to $59,000 for the three months ended March 31, 2007 compared to the same period a year ago.  The decrease is primarily due to a decrease in the proportion of license revenue being attributed to third-party software products, which typically have a higher associated cost than the Company’s own proprietary software.  The decrease in third-party costs and the increase in license revenue from the large license sale to Aveva Solutions Limited during the quarter resulted in an increase in the gross profit percentage of license revenues to 97% for the three months ended March 31, 2007 as compared to 89% for the same period a year ago.

Cost of license revenues decreased by $97,000, or 50%, from $194,000 to $97,000 for the six months ended March 31, 2007 compared to the same period a year ago.  The decrease is primarily due to a decrease in the proportion of license revenue being attributed to third-party software products, which typically have a higher associated cost than the Company’s own proprietary software.  The decrease in third-party costs and the increase in license revenue from the large license sale to Aveva Solutions Limited during the quarter resulted in an increase in the gross profit percentage of license revenues to 96% for the six months ended March 31, 2007 as compared to 84% for the same period a year ago.

We expect the cost of license revenues to fluctuate based on fluctuations in license revenues and in customer requirements for third-party software products since the cost of meeting these customer requirements have the largest impact on cost of license revenues.

Cost of Services and Other Revenues
(in thousands)

	For the three months ended March 31,			For the six months ended March 31,
	2007	2006	Change	2007	2006	Change
Cost of services and other revenues	$673	$721	(7)%	$1,264	$1,261	0%
Percentage of total revenues	18%	68%		23%	69%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenues decreased $48,000, or 7%, from $721,000 to $673,000 for the three months ended March 31, 2007 compared to the same period a year ago.  The decrease was primarily due to lower third party scanning and other services for two large customer projects.   As a result of the reduction in costs, the gross profit from services and other revenue as a percentage of services and other revenues increase to 55% for the three months ended March 31, 2007 as compared to 49% for the same period a year ago.

Cost of services and other revenues remained relatively flat, increasing slightly from $1,261,000 to $1,264,000 for the six months ended March 31, 2007 compared to the same period a year ago.  Although cost of services and other revenue decreased by $142,000 due to lower third party scanning and other services for two large customer projects, the decrease was offset by an increase in personnel related cost with development staff working on more customer projects.   The gross profit from services and other revenue as a percentage of services and other revenues increased to 55% for the six months ended March 31, 2007 as compared to 53% for the same period a year ago.

We expect the cost of services and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Operating Expenses

Research and Development
(in thousands)

	For the three months ended March 31,			For the six months ended March 31,
	2007	2006	Change	2007	2006	Change
Research and development expenses	$305	$282	8%	$563	$485	16%
Percentage of total revenues	8%	14%		10%	12%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses increased $23,000, or 8%, from $282,000 to $305,000 for the three months ended March 31, 2007 compared to the same period a year ago. Research and development expenses increased $78,000, or 16%, from $485,000 to $563,000 for the six months ended March 31, 2007.  The increase for both periods was due to higher personnel and related costs, a result of more developers working on research and development projects during the current quarter versus customer projects.

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to remain at the current levels in absolute dollar amounts in the next several quarters.

Marketing and Sales
(in thousands)

	For the three months ended March 31,			For the six months ended March 31,
	2007	2006	Change	2007	2006	Change
Marketing & sales expenses	$581	$685	(15)%	$1,041	$1,338	(22)%
Percentage of total revenues	15%	34%		19%	34%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses decreased $104,000, or 15%, from $685,000 to $581,000 for the three months ended March 31, 2007 compared to the same period a year ago.  The decrease in marketing and sales expenses is a result of lower personnel and related expenses of $204,000 with fewer employees currently in the department, primarily due to restructuring, when compared to the same period a year ago.  This decrease was offset by commission expense of $100,000 relating to the license sale to the Aveva Solutions Limited.

Marketing and sales expenses decreased $297,000, or 22%, from $1,338,000 to $1,041,000 for the six months ended March 31, 2007 compared to the same period a year ago.  The decrease in marketing and sales expenses is a result of lower personnel related expenses of $397,000 with fewer employees currently in the department, primarily due to restructuring, when compared to the same period a year ago.  This decrease was offset by commission expense of $100,000 relating to the license sale to the Aveva Solutions Limited.

We expect marketing and sales expense to decrease in absolute dollar amounts and as a percentage of total revenue in the current fiscal year.

General and Administrative
(in thousands)

	For the three months ended March 31,			For the six months ended March 31,
	2007	2006	Change	2007	2006	Change
General and administrative expenses	$624	$353	77%	$992	$794	25%
Percentage of total revenues	17%	17%		18%	21%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses increased by $271,000, or 77%, from $353,000 to $624,000 for the three months ended March 31, 2007 compared to the same period a year ago.  The increase was due to higher legal and accounting fees of $194,000 in connection with public filings, personnel and related cost of $38,000, and in other miscellaneous expenses of $39,000.

General and administrative expenses increased by $198,000, or 25%, from $794,000 to $992,000 for the six months ended March 31, 2007 compared to the same period a year ago.  The increase was due to higher legal and accounting fees of $180,000 in connection with public filings and other miscellaneous expenses of $18,000.

We expect that general and administrative expenses will remain relatively constant in absolute dollars.

Interest Expense and Other Expense

Interest expense and other expense consists primarily of fixed interest obligations on our outstanding debt to Spescom Ltd. as well as interest paid on capital lease obligations.  Interest expense was $53,000 for both three month periods ended March 31, 2007 and March 31, 2006.  Interest expense was $115,000 for the six months ended March 31, 2007, while interest expense was $105,000 for the six months ended March 31, 2006.  The increase is due primarily to increased debt balances owed to Spescom Ltd. on outstanding notes payable as well as interest on accrued preferred dividends.  For the three and six months ended March 31, 2007, other expense consists of approximately $10,000 of losses on foreign translations adjustments from our United Kingdom subsidiary.

Deemed Preferred Dividends

In October 2005, the Company completed a financing arrangement whereby the Company issued 1,950 shares of our Series H Preferred Stock along with 925,926 common stock warrants for gross proceeds of $500,000 and the exchange and cancellation of 1,450 shares of Series G Convertible Preferred Stock. In accordance with EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” the Company calculated using the Black—Scholes method the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $500,000.

In March 2006 the Company completed another financing arrangement whereby the Company issued 2,450 shares of Series I Convertible Preferred Stock along with 925,926 common stock warrants for gross proceeds of $500,000 and the exchange and cancellation of 1,950 shares of Series H Convertible Preferred Stock. In accordance with EITF 00-27 “Application of issue No 98-5 to Certain Convertible Instruments,” the Company calculated using the Black—Scholes method the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $500,000.

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

Preferred Dividends

The outstanding Series F Convertible Preferred Stock was entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Cumulative preferred dividends earned for both three month periods ended March 31, 2007 and March 31, 2006 were $66,000, while cumulative preferred dividends earned for both six month periods ended March 31, 2007 and March 31, 2006 were $132,000.  Unpaid dividends accrue interest at the rate of 8% per annum.  As of March 31, 2007, unpaid dividends and accrued interest amounted to $926,000 and $131,000, respectively.

The outstanding Series I Convertible Preferred Stock “Series I Preferred Stock” was entitled to receive dividends of 6.75% of the stated value of $1,000 per share per annum, payable on a monthly basis in cash or common stock accrued through the July 10, 2006 effective date of the registration statement filed by the Company that included the common stock issuable under the Series I Preferred Stock (“Series I Preferred Stock”).  Cumulative preferred dividends earned for fiscal 2006 were $46,000.  Unpaid dividends did not accrue interest.  As of  March 31, 2007, unpaid dividends amounted to $46,000.

Prior to the exchange on March 10, 2006 of all the outstanding Series H Convertible Preferred Stock (“Series H Preferred Stock”) for Series I Preferred Stock, the Series H Preferred Stock was entitled to receive dividends of 6.75% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of shares of Series H Preferred Stock outstanding as of the first day of each such month.  For fiscal year 2006 dividends on the Series H Preferred Stock totaled $44,000 and there was no Series H Preferred Stock outstanding during the prior year.  A total of 325,966 shares of common stock were issued on March 31, 2006 based on a $0.13 per share fair market price in payment of Series H Preferred Stock dividends due as of March 10, 2006, when the Series H Preferred Stock was exchanged for Series I Preferred Stock.

The outstanding Series G Convertible Preferred Stock (the “Series G Preferred Stock”) was entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable monthly in arrears on the last day of each month based on the number of shares of Series G Preferred Stock outstanding as of the first day of each such month until the common shares under the Series G Preferred Stock was registered.  Prior to the associated registration statement being declared effective in March 2005 by the Securities and Exchange Commission, the Company issued 82,050 shares of common stock with a value of $37,000 as a dividend on the Series G Preferred Stock.  In connection with the Series G Preferred Stock financing in November 2004, the Company recorded a beneficial conversion of $2,200,000 as a preferred deemed dividend, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our principal sources of liquidity consisted of $749,000 of cash and cash equivalents compared to $95,000 at September 30, 2006. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors.

In past years, the Company has received loans from Spescom Ltd. to meet its obligations.  The outstanding balance of its demand notes owed to Spescom Ltd. including interest was $675,000 at March 31, 2007 as compared to $664,000 at September 30, 2006.  Spescom Ltd. has agreed not to call the notes prior to October 1, 2007.   The Company had a payable to Spescom Ltd. of $550,000 at September 30, 2006, which was paid during the six months ended March 31, 2007.

Cash provided by operating activities was $728,000 during the six months ended March 31, 2007 related to the increase in by a net profit for the current fiscal year of $1,426,000, deferred revenue of $102,000 and other current assets of $27,000, offset by reductions in a payable to Spescom Ltd. of $566,000, in accounts payable of $321,000, in accounts receivable of $175,000, and in accrued liabilities of $25,000.  The operating loss was adjusted for non-cash activities of $260,000 comprised primarily of $86,000 in depreciation and amortization, $67,000 for FAS 123R period charge for employee stock options, and $107,000 in unpaid interest on notes payable to Spescom Ltd.  We used cash in operating activities of $405,000 during the six months ended March 31, 2006 primarily related to a net loss during the six month period of $281,000 and reductions in deferred revenue and accrued liabilities of $268,000 and $260,000, respectively.

Cash used in investing activities was $51,000 for the six months ended March 31, 2007 for purchases of property and equipment primarily for development services for a new website design.  Our investing activities used $75,000 for the six months ended March 31, 2006 primarily relating to the capitalization of software development costs associated with the Company’s release of its eB product with a new architecture.

Cash used in financing activities was $19,000 for the six months ended March 31, 2007 for payments on capital lease obligations.  Financing activities provided $817,000 for the six months ended March 31, 2006 primarily from the issuance of preferred stock through a private placement on October 25, 2005 and March 10, 2006. (See “October 2005 Private Placement” and “March 2006 Private Placement” in Note 7 to the Consolidated Financial Statements for further information regarding those private placements.)

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

Off-Balance Sheet Arrangements

At March 31, 2007 and September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at March 31, 2007, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Notes and Accounts Payable to Spescom Ltd.	$675,000	$675,000	—	—	—
Lease commitments — Operating Leases	423,000	191,000	$164,000	$68,000	—
Lease commitments — Capital Leases	41,000	38,000	3,000	—	—
Total	$1,139,000	$904,000	$167,000	$68,000	—

On January 30, 2007, the Company gave notice to our landlord of our intent to terminate the lease for our office space located in San Diego, California, effective August 31, 2007.   Management is currently in the process of identifying suitable office space in the same general area.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. As of March 31, 2007 and September 30, 2006, the Company did not have any investments in money market accounts.

Foreign Currency Exchange Risk

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. For the three months ended March 31, 2007, revenues recorded in the United States were 20% of total revenues, while revenues from Europe and other locations were 80% of total revenues. This compares to 63% and 37% for the same period a year ago. For the six months ended March 31, 2007, revenues recorded in the United States were 36% of total revenues, and revenues from Europe and other locations were 64% of total revenues. This compares to 62% and 38% for the same period a year ago.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.  The increase in revenue for the six months ended March 31, 2007 versus the same period in the prior year was increased by a foreign currency gain of $154,000 due to a weaker dollar value compared to the British pound.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, we have concluded that as of March 31, 2007, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES

On May 9, 2007, as part of the settlement of a dispute with Cappello Capital Corp. arising from that firm’s claim that a commission was owed in connection with the October 2006 license agreement with Aveva Solutions Limited, the Company issued to Cappello Capital Corp. an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The option expires on May 31, 2017. Under the terms of the option agreement, during the first year from date of issuance the Company has the right to repurchase the option for $25,000. (See Note 10 to the Consolidated Financial Statements for additional information regarding settlement of the dispute.) The Company believes that the issuance of the option was and expects that any issuance of the Company’s common stock upon exercise of the option will be exempt from the registration requirements of the Securities Act by virture of Section 4(2) thereof and/or Regulation D promulgated thereunder. The Company believes that Cappello Capital Corp. is an “accredited investor” as defined in Regulation D and/or has such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks associated with its acquisition of the option.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on April 24, 2007. At the meeting, the shareholders approved three proposals. The shareholders approved a proposal to adopt the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). The total number of authorized shares under the 2007 Plan is 7,500,000. The proposal was approved with 29,301,229 votes cast for, 474,928 votes cast against, 344,427 abstentions and 18,781,688 broker non-votes. In addition, the shareholders approved a proposal to amend the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from 100,000,000 to 200,000,000. The proposal was approved with 38,999,331 votes cast for, 1,384,091 votes cast against, 12,745 abstentions and no broker non-votes. The shareholders also approved a proposal to amend the Company’s Articles of Incorporation to change the name of the Company to Enterprise Informatics Inc. from Spescom Software Inc. The proposal was approved with 30,043,752 votes cast for, 67,947 votes cast against, 8,885 abstentions and 18,781,688 broker non-votes.

In addition, at the meeting, the shareholders approved the election of the following individuals as directors who will hold office until the next annual meeting: Alan Kiraly, Michael Silverman, D. Ross Hamilton, Hilton Issacman, James P. Myer, Larry D. Unruh. On average the directors received 39,960,049 votes cast for, 436,118 votes against and 8,506,105 broker non-votes.

ITEM 6 — EXHIBITS

3.1	Registrant’s Articles of Incorporation, as amended

4.1	Option Agreement between the Registrant and Cappello Capital Corp., dated May 9, 2007

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan Kiraly	Director and Chief Executive Officer	May 15, 2007
Alan Kiraly	(Principal Executive Officer)

/s/ John W. Low	Chief Financial Officer and Secretary	May 15, 2007
John W. Low	(Principal Financial and Accounting Officer)