Form 10-Q
period 2007-06-30
Enterprise Informatics Inc
filed 2007-08-14
CIK 813747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2007.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       ☐              NO       ☒

Number of shares of Common Stock outstanding at August 14, 2007:  37,503,523

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENTERPRISE INFORMATICS INC.
CONSOLIDATED BALANCE SHEET

	June 30,	September 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash	$706,000	$95,000
Receivables, net	681,000	854,000
Other current assets	217,000	190,000
Total current assets	1,604,000	1,139,000

Property and equipment, net	143,000	131,000
Computer software, net	347,000	425,000
Other assets	26,000	28,000
Total assets	$2,120,000	$1,723,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$440,000	$792,000
Payable to Spescom Ltd.	—	550,000
Notes and accrued interest payable to Spescom Ltd.	675,000	—
Preferred stock dividend payable to Spescom Ltd.	1,144,000	887,000
Accrued liabilities	1,348,000	1,446,000
Lease obligations– current portion	30,000	44,000
Deferred revenue	2,622,000	2,752,000
Series I redeemable preferred stock, par value $0.01 per share; 2,450 shares authorized;
2,450 shares issued and outstanding at September 30, 2006	—	2,450,000
Total current liabilities	6,259,000	8,921,000

Notes and accrued interest payable to Spescom Ltd.	—	664,000
Lease obligations	—	16,000
Total liabilities	6,259,000	9,601,000

Shareholders’ deficit:
Convertible preferred stock, 243,239 remaining shares authorized
Series F - par value $1.00 per share; 5,291 shares authorized, issued and outstanding
at June 30, 2007 and September 30, 2006	6,790,000	6,790,000
Series I - par value $0.01 per share; 2,450 shares authorized; 2450 shares
issued and outstanding at June 30, 2007	2,450,000	—
Common stock, no par value, 100,000,000 shares authorized; 37,503,523 and 37,144,494 shares	76,529,000	76,581,000
outstanding at June 30, 2007 and September 30, 2006
Common stock warrants	1,505,000	1,505,000
Accumulated other comprehensive loss	(513,000)	(441,000)
Accumulated deficit	(90,900,000)	(92,313,000)
Total shareholders’ deficit	(4,139,000)	(7,878,000)
Total liabilities and shareholders’ deficit	$2,120,000	$1,723,000

  The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE INFORMATICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Licenses	$126,000	$255,000	$2,798,000	$1,471,000
Services and other	1,638,000	1,278,000	4,474,000	3,954,000
Total revenues	1,764,000	1,533,000	7,272,000	5,425,000

Cost of revenues:
Licenses	30,000	78,000	127,000	272,000
Services and other	605,000	542,000	1,869,000	1,803,000
Total cost of revenues	635,000	620,000	1,996,000	2,075,000

Gross profit	1,129,000	913,000	5,276,000	3,350,000

Operating expenses:
Research and development	257,000	289,000	820,000	774,000
Marketing and sales	430,000	553,000	1,471,000	1,891,000
General and administrative	373,000	441,000	1,365,000	1,235,000
Total operating expenses	1,060,000	1,283,000	3,656,000	3,900,000

Income (loss) from operations	69,000	(370,000)	1,620,000	(550,000)

Interest and other income	—	—	—	4,000
Interest and other expense	(57,000)	(72,000)	(182,000)	(177,000)
Net income (loss) before income taxes	12,000	(442,000)	1,438,000	(723,000)

Provision for income taxes	—	—	(25,000)	—

Net income (loss)	12,000	(442,000)	1,413,000	(723,000)

Deemed preferred dividend	—	—	—	(1,000,000)
Net income (loss) available after deemed preferred dividend	12,000	(442,000)	1,413,000	(1,723,000)

Cumulative preferred dividends	(66,000)	(97,000)	(198,000)	(283,000)
Net income (loss) available to common shareholders	$(54,000)	$(539,000)	$1,215,000	$(2,006,000)

Earnings (loss) per share:
Basic	$0.00	$(0.01)	$0.03	$(0.05)
Diluted	$0.00	$(0.01)	$0.02	$(0.05)
Weighted average shares outstanding:
Basic	37,504,000	36,895,000	37,264,000	36,869,000
Diluted	37,504,000	36,895,000	52,448,000	36,869,000

Statement of Comprehensive Income (Loss)
Net income (loss)	$12,000	$(442,000)	$1,413,000	$(723,000)
Other Comprehensive income (loss):
Foreign currency translation adjustment	(14,000)	(55,000)	(72,000)	(35,000)
Comprehensive income (loss)	$(2,000)	$(497,000)	$1,341,000	$(758,000)

  The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE INFORMATICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,413,000	$(723,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	130,000	118,000
Unpaid interest on notes payable	155,000	151,000
Share-based compensation	83,000	177,000
Compensation for warrants issued to consultants	55,000	40,000
Changes in assets and liabilities:
Receivables, net	183,000	186,000
Other current assets	(19,000)	(114,000)
Accounts payable	(367,000)	248,000
Payable to Spescom Ltd.	(569,000)	(16,000)
Accrued liabilities	(173,000)	(307,000)
Deferred revenue	(196,000)	(385,000)
Net cash provided (used) in operating activities	695,000	(625,000)

Cash flows from investing activities:
Purchases of property and equipment	(62,000)	(42,000)
Capitalization of development costs	—	(35,000)
Net cash used in investing activities	(62,000)	(77,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,000	—
Net proceeds from private placement	—	764,000
Payments on capital lease obligations	(30,000)	(32,000)
Net cash provided (used) by financing activities	(21,000)	732,000

Effect of exchange rate changes on cash	(1,000)	(9,000)

Net increase in cash	611,000	21,000
Cash at beginning of period	95,000	285,000

Cash at end of period	$706,000	$306,000

See Note 2 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE INFORMATICS INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

Note 1 — Basis of Presentation

The accompanying consolidated financial statements of Enterprise Informatics Inc. (“the Company”) as of June 30, 2007 and for the three and nine months ended June 30, 2007 and 2006 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned United Kingdom subsidiary, Enterprise Informatics, Ltd.  In April 2007, the Company changed its name from Spescom Software Inc. to Enterprise Informatics Inc.  In addition, the Company’s subsidiary, Enterprise Informatics Ltd. changed its name from Spescom Software Ltd. All significant intercompany balances and transactions have been eliminated.

Foreign Currency

The functional currency of the Company’s United Kingdom subsidiary is the British pound.  Assets and liabilities are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect for the period. Net currency exchange gains or losses resulting from such translations are excluded from net income and are accumulated in a separate component of shareholders’ deficit as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions, which are not significant, are included in the consolidated statements of operations.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At June 30, 2007 and September 30, 2006, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. Network Rail and DocQnet International accounted for 38% and 18%, respectively, of trade accounts receivable at June 30, 2007 as compared to Defense Threat Reductions Agency, Constellation Energy Group, JEA, and Network Rail, which accounted for 25%, 18%, 11% and 11%, respectively, of trade accounts receivable at September 30, 2006.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Aveva Group and Network Rail accounted for 30% and 12%, respectively, of revenue for the nine months ended June 30, 2007, while Constellation Energy accounted for 15% of revenue for the nine months ended June 30, 2006.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Software Development Costs

Software development costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software development costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to five years. There were no software development costs capitalized for the three or nine months ended June 30, 2007, while the amortization expense totaled $26,000 and $78,000, respectively, for those periods. As of June 30, 2007 and September 30, 2006, the balance of software development capitalized totaled $513,000 for both dates, with related accumulated amortization of $166,000 and $88,000, respectively.

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

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 1996 Plan was 7,425,000.  As of June 30, 2007, options to purchase 4,077,250 shares were outstanding.  The 1996 Plan expired as of March 31, 2006 and therefore no further grants are available from the 1996 Plan.

In April 2007, the Company’s shareholders approved the adoption to 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 2007 Plan was 7,500,000.   To date no options have been issued under the 2007 Plan.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Dividend Yield	0%	0%	0%	0%
Expected Volatility	241%	171%	241%	171%
Risk free interest rate	5.1%	5.1%	5.1%	5.1%
Expected lives	10 yrs	10 yrs	10 yrs	10 yrs

The weighted-average estimated fair value of employee stock options granted during the three and nine months ended June 30, 2007 and June 30, 2006 using the Black-Scholes model were as follows:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Research and development	$1,000	$4,000	$4,000	$9,000
Marketing and sales	5,000	27,000	26,000	57,000
General and administrative	10,000	54,000	53,000	111,000

Share-based compensation	$16,000	$85,000	$83,000	$177,000

A summary of option activity under the 1996 Plan as of June 30, 2007, and changes during the nine months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding Options at October 1, 2006	4,455,000	$0.282
Granted	—	—
Exercised	(70,000)	$0.133
Forfeited or expired	(308,000)	$0.418
Outstanding at June 30, 2007	4,077,000	$0.274	6.2	$1,600
Exercisable at June 30, 2007	3,508,000	$0.297	5.8	$800

There were no options granted and 70,000 options were exercised during the nine months ended June 30, 2007.

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

Statements of Cash Flows

The following table provides supplemental cash flow information:
	For the nine months ended
	June 30,
	2007	2006
Supplemental cash flow information:
Interest paid	$102,000	$3,000

Non-cash financing and investing activities:
Accrued preferred stock dividends	$198,000	$283,000
Deemed dividend on October 2005 private placement	—	1,000,000
	$198,000	$1,283,000

Note 3 — Spescom Ltd. Transactions and Related Parties

As of June 30, 2007 and September 30, 2006 there were 5,291 shares of Series F Convertible Preferred Stock with a stated value of $1,000 per share held by Spescom Ltd., the majority shareholder of the Company. The Series F Convertible Preferred Stock is convertible into common stock, at a stated conversion price of $0.45 per share subject to certain adjustments.  The conversion is at the option of Spescom Ltd. through September 30, 2008. The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of June 30, 2007, unpaid dividends and accrued interest amounted to $992,000 and $152,000, respectively. As of September 30, 2006, unpaid dividends and accrued interest amounted to $794,000 and $93,000, respectively.

Related party liabilities consist of the following:
	June 30,	September 30,
Short-term liabilities:	2007	2006
Payable to Spescom Ltd. UK	$-	$213,000
Notes and accrued interest payable to Spescom Ltd. UK	675,000	-
Payable to Spescom Ltd.	-	337,000
Payable to Spescom Ltd. (including Spescom Ltd. UK)	$675,000	$550,000

Long-term liability:
Notes and accrued interest payable to Spescom Ltd. UK	$-	$664,000

The Company has two existing demand notes payable to Spescom Ltd. UK, a wholly owned subsidiary of Spescom Ltd., for $400,000 and $100,000, each bearing interest at the rate of 10% per annum.  As of June 30, 2007 and September 30, 2006, the balance owed on the notes including interest was $675,000 and $664,000, respectively. Spescom Ltd. has agreed that it will not cause Spescom Ltd. UK to demand repayment under the two notes prior to October 1, 2007.  Interest expense on the notes for the three months ended June 30, 2007 and 2006 was $17,000 and $16,000, respectively, and for the nine months ended June 30, 2007 and 2006 was $51,000 and $48,000, respectively. These notes are collateralized by a security interest in favor of both Spescom Ltd. and Spescom Ltd. UK in respect of all the Company’s assets.  In November 2005, the Company’s wholly owned subsidiary, Enterprise Informatics Ltd. agreed to guarantee certain loan obligations of Spescom Ltd. which totaled $1.2 million as of June 30, 2007 and $3.2 million as of September 30, 2006.  The proceeds of these loans had been used by Spescom Ltd. in prior years to provide working capital to the Company. The guarantee is secured by the assets of Enterprise Informatics Ltd. which totaled $794,000 as of June 30, 2007.

Under a royalty arrangement beginning in fiscal 2004, Spescom Ltd. resold the Company’s software and maintenance services in South Africa. In February 2006 the royalty arrangement with Spescom Ltd. was terminated and the Company entered into a new reseller arrangement with a third party company, DocQnet International, for the South African market. There was no royalty revenue recognized under the royalty agreement with Spescom Ltd. for the three or nine months ended June 30, 2007.  There was no royalty revenue recognized for the three months ended June 30, 2006, while $117,000 was recognized during the nine months ended June 30, 2006.  At September 30, 2006 the Company owed $337,000 to Spescom Ltd. primarily for certain marketing and business development projects performed by Spescom Ltd. for the Company along with assistance provided by Spescom Ltd. in raising working capital during fiscal 2005.  Interest accrued on the balance owed at a rate of 11%.  As of June 30, 2007, the Company had paid off the entire payable to Spescom Ltd. including accrued interest of $6,000.

Prior to February 10, 2006, Spescom Ltd. UK provided certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company was billed a monthly fee by Spescom Ltd. UK for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities. As of February 10, 2006, Spescom Ltd. no longer provided administrative or accounting function and the Company’s UK subsidiary was relocated to another facility.  For the three and nine months ended June 30, 2007 and for the three months ended June 30, 2006, there were no administrative fees, while there were administrative fees of $226,000 for the nine months ended June 30, 2006.  At June 30, 2007, the Company had no payable due to Spescom Ltd. UK for administrative fees or rent, while at September 30, 2006, the Company had a payable to Spescom Ltd. UK of $213,000, which was paid in full in October 2006.  In 1999, as part of an agreement to sell a 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd. UK; however, the landlord did not grant its consent to the assignment and as such Spescom Ltd. UK has paid the lease for the entire office directly to the landlord.  The lease expired on March 14, 2006.  The landlord has claimed that the Company owes certain dilapidation payments under the lease.  The Company has disputed such claims and believes there will be no material effect once resolved.

Note 4 — Receivables

A summary of receivables and allowance for doubtful accounts as of June 30, 2007 and September 30, 2006 are as follows:

	June 30,	September 30,
	2007	2006
Receivables consist of:
Receivables	$687,000	$767,000
Unbilled receivables	11,000	96,000
	698,000	863,000
Less: allowance for doubtful accounts	(17,000)	(9,000)
	$681,000	$854,000

Note 5 — Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss) available for common shareholders	$(54,000)	$(539,000)	$1,215,000	$(2,006,000)

Earnings (Loss) per share:
Basic	$0.00	$(0.01)	$0.03	$(0.05)
Diluted	$0.00	$(0.01)	$0.02	$(0.05)

Weighted average shares outstanding:
Basic	37,504,000	36,895,000	37,264,000	36,869,000
Diluted	37,504,000	36,895,000	52,448,000	36,869,000

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

As of June 30, 2007, a total of 4,077,000 stock options and 6,727,000 common stock warrants were excluded from the diluted net income (loss) per share calculation for the three months ended June 30, 2007, as their effect would be anti-dilutive. As of June 30, 2006, a total of 5,571,000 stock options, 7,644,000 common stock warrants and, 5,291 and 2,450 shares of Series F and Series I Convertible Preferred Stock, respectively, were excluded from the diluted net income (loss) per share calculation for the three months ended June 30, 2007, as their effect would be anti-dilutive.

Note 6 — Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software products.   Revenues by customer location and identifiable assets from continuing operations are as follows:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
United States	$773,000	$995,000	$2,772,000	$3,416,000
Europe, primarily United Kingdom	959,000	410,000	4,384,000	1,396,000
Other International	32,000	128,000	116,000	613,000
	$1,764,000	$1,533,000	$7,272,000	$5,425,000

			June 30,	September 30,
			2007	2006
Identifiable assets from continuing operations:
United States			$1,326,000	$1,440,000
Europe, United Kingdom			794,000	283,000
			$2,120,000	$1,723,000

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

The Certificate of Determination for the Series I Preferred Stock provides that, if the Company  has not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company (subject to certain exceptions), or disposition of all or substantially all of the assets of the Company on or before April 30, 2006, the holders of Series I Preferred Stock may, by the vote not later than December 31, 2006 of at least two-thirds of the then-outstanding shares of Series I Preferred Stock, elect to have all of the outstanding shares of Series I Preferred Stock redeemed by the Company. In that event, the Company would be obligated to redeem the Series I Preferred Stock at an amount equal to $1,000 per share plus all declared but unpaid dividends. The Certificate of Determination further provides that, if such election were made and the Company were to lack sufficient funds available to redeem the Series I Preferred Stock in accordance with applicable law, the holders of Series I Preferred Stock as a class would be entitled to elect the smallest number of directors of the Company constituting a majority of the authorized number of directors.  As of April 30, 2006 the Company had not entered into a binding agreement to consummate a consolidation, merger, reclassification of the stock of the Company or disposition of all or substantially all of the assets of the Company.  However, the holders of the Series I Preferred Stock as of December 31, 2006 and as of the date of this filing have not notified the Company of any election to redeem the Series I Preferred Stock.  Under FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF D-98 “Classification and Measurement of Redeemable Securities” and since a binding agreement was not entered into by April 30, 2006, the Company had classified the fair value of the Series I Preferred Stock to liabilities as the Company might have been obligated to repay all the proceeds received.  Since the holders of Series I Preferred Stock have not notified the Company of a vote to redeem the Series I Preferred Stock, the Series I Preferred Stock is no longer considered redeemable and has been reclassified as equity.

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

The Series F Preferred Stock is entitled to a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends per share and interest on all accrued but unpaid dividends.  The Series F Preferred Stock is also entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of June 30, 2007 and September 30, 2006, unpaid dividends were $992,000 and $794,000, respectively, and related accrued interest amounted to $152,000 and $93,000, respectively.  As part of the transaction, Spescom Ltd. and its U.K. subsidiary received certain demand and piggyback registration rights with respect to the common stock underlying the Series F Preferred Stock.  Each holder of the shares of Series F Preferred Stock is entitled to the number of votes equal to the number of shares of common stock to which such holder would be entitled -upon conversion of the shares of Series F Preferred Stock held by such holder on all matters submitted to the vote of the holders of common stock, and votes as a class with the holders of common stock.  In a change of control, merger or sale, the Series F Preferred Stock holders would preserve their conversion rights and would be entitled to the same number and amount of shares immediately prior to such transaction.

Note 8 — Shareholders’ Deficit

Exercise of Warrants

On May 9, 2007, the Company settled a dispute arising from claim by its former investment advisor, Cappello Capital Corp. (“Cappello”),  asserting that a commission was owed in connection with the license agreement the Company signed with Aveva Solutions Limited in October 2006.  Effective May 9, 2007, the Company agreed to pay Cappello $50,000 and issued to that firm an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share.  On May 23, 2007, Cappello exercised all of the warrants on a cashless basis and the Company issued 289,029 shares of the Company’s common stock.

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

During November 2005, the Company entered into a six-month engagement with an investment relations firm to develop and implement a marketing program to promote financial market and investor awareness for the Company. Under the engagement agreement, the investor relations firm was entitled to receive, every month the agreement is effective, a warrant, expiring three years from the date of issuance, to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.10 per share for a total of 300,000 shares over the six-month contract. In addition, the investment relations firm was entitled under the agreement to a one time performance warrant to purchase 500,000 shares of the Company’s common stock at $0.25 per share, which would vest if, during the term of the agreement, the volume weighted-average price of the Company’s common stock were to exceed $0.50 for five consecutive days. On March 31, 2006, the Company issued to the investor relations firm a warrant, expiring on the third anniversary of its date of issuance, for the purchase of 300,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The investor relations firm agreed to accept that warrant for 300,000 shares in lieu of all of the warrants issuable to the investor relations firm as monthly compensation during the six-month term of the agreement and in lieu of the performance warrant.  Under EITF 96-19 the fair value of the warrant to purchase 300,000 shares of common stock was determined to be $39,000 and has been expensed ratably over the six-month term of the engagement agreement.

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

Note 10 — Contingencies

On June 14, 2007, the Company signed a lease addendum with its landlord to reduce the amount of office space in our principal offices in San Diego, California from approximately 12,000 square feet to approximately 7,000 square feet.  The amended lease commenced on July 1, 2007 and terminates on June 30, 2012 and carries a monthly rent starting at $13,642, increasing approximately 3.5% each year to $15,640 in year five.

Note 11 — Subsequent Events

On July 31, 2007, the Company executed a new lease agreement primarily for new office furniture in the Company's San Diego offices.  The lease, which commenced on July 31, 2007 and terminates on July 30, 2012, carries monthly lease payments of $1,615.

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

Our revenues in the three months ended June 30, 2007 increased by 15% from the same period in the prior fiscal year primarily due to a large services project for an existing customer in the United Kingdom.  Our revenues in the nine months ended June 30, 2007 increased by 34% from the same periods in the prior fiscal year primarily due to one large software license sale sold to Aveva Solutions Limited in the second quarter, while there were no similar large license sales during the same period in the prior year.   The Company’s license revenue fluctuates from quarter to quarter as reflected by the increase in license sales during the current quarter.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training. Of our total revenues for the three months ended June 30, 2007, license revenues accounted for 7%, maintenance services revenues accounted for 45% and non-maintenance services represented 48%, while, of our total revenue for the nine months ended June 30, 2007, license revenue accounted for 38%, maintenance service revenue accounted for 32% and non-maintenance services represented 30%.

Many of our customers are located outside the United States, with foreign-originated revenues accounting for 56% and 35% of revenues for the three months ended June 30, 2007 and 2006, respectively, and 62% and 37% of revenue for the nine months ended June 30, 2007 and 2006, respectively. Our revenue for the three and nine months ended June 30, 2007 reflected a foreign currency gain of $42,000 and $204,000, respectively, as compared to last year due to the increasing value of the British pound to the dollar.

While revenues increased during the three and nine months ended June 30, 2007, our cost of revenues increased slightly by 2% during the three months ended June 30, 2007 relative to the same period in the prior fiscal year.  During the nine months ended June 30, 2007, our cost of revenues decreased by 4% when compared to the same period in the prior fiscal year primarily as a result of lower third party scanning cost related to two large projects. Our operating expenses decreased by 17% for the three months ended June 30, 2007 when compared to the same period of the prior fiscal year due to lower personnel and related costs, including lower costs related to share-based compensation under FAS 123R.   Our operating expenses decreased by 6% for the nine months ended June 30, 2007 when compared to the same period of the prior fiscal year due to lower personnel and related costs resulting from the reduction in staff, primarily due to restructuring, in the marketing and sales group.

At June 30, 2007, our principal sources of liquidity consisted of $706,000 of cash, compared to $95,000 at September 30, 2006. During the nine months ended June 30, 2007, we received $2,000,000 from a large license and development transaction with Aveva Solutions Limited.

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

RESULTS OF OPERATIONS

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Licenses	7%	17%	38%	27%
Services and other	93%	83%	62%	73%
Total revenues	100%	100%	100%	100%

Cost of revenues:
Licenses	2%	5%	2%	5%
Services and other	34%	35%	26%	33%
Total cost of revenues	36%	40%	27%	38%

Gross profit	64%	60%	73%	62%

Operating expenses:
Research and development	15%	19%	11%	14%
Marketing and sales	24%	36%	20%	35%
General and administrative	21%	29%	19%	23%
Total operating expenses	60%	84%	50%	72%

Income (loss) from operations	4%	(24)%	22%	(10)%

Interest and other	(3)%	(5)%	(3)%	(3)%

Net income (loss) before income taxes	1%	(29)%	19%	(13)%

Provision for income taxes	—	—	—	—

Net income (loss)	1%	(29)%	19%	(13)%

Deemed dividend	—	—	—	(18)%
Cumulative preferred dividends	(4)%	(6)%	(3)%	(5)%
Net income (loss) available to common shareholders	(3)%	(35)%	17%	(37)%

Revenues

License Revenues
(in thousands)
	For the three months ended			For the nine months ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
License revenues	$126	$255	(51)%	$2,798	$1,471	90%
Percentage of total revenues	7%	17%		38%	27%

License revenues decreased by $129,000, or 51%, to $126,000 from $255,000 for the three months ended June 30, 2007 when compared to the same period a year ago primarily due to smaller sales of  expansion software to our existing customers during the current quarter.  License revenues increased by $1,327,000, or 90%, from $1,471,000 to $2,798,000 for the nine months ended June 30, 2007 when compared to the same period a year ago due to a large license sale for $2,000,000 to a new customer Aveva Solutions Limited and due to license sales to another new customer ABSA Bank for $173,000 and to existing customer Nuclear Fuel Services for $108,000, and offset by lower license sales primarily to Florida Power and Light of $269,000, Constellation Energy Group of $254,000, DocQnet of $194,000 and W.H. Smith of $163,000.  The Company’s license revenues fluctuate from quarter to quarter, which is reflected by the decrease in license sales in the current quarter relative to the same quarter in the prior year, during which there were a few large license sales.

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

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various industries, including those targeted directly by the Company.  Sales through indirect channels, which includes license and maintenance revenue, for the three and nine months ended June 30, 2007 amounted to $137,000, or 8%, and $359,000, or 5%, respectively, compared to $147,000, or 10%, and $668,000, or 12%, respectively, for the same periods in the prior year.  The decrease in sales through indirect channels is primarily related to slower sales in the South African market.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Network Rail accounted for 28% of revenue for the three months ended June 30, 2007, while Constellation Energy Group accounted for 14% for the three months ended June 30, 2006.  For the nine months ended June 30, 2007, Aveva Solutions Limited and Network Rail accounted for 30% and 12%, respectively, of revenue, while Constellation Energy Group accounted for 15% of revenue for the nine months ended June 30, 2006.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Services and Other Revenues
(in thousands)
	For the three months ended			For the nine months ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Services and other revenues	$1,638	$1,278	28%	$4,474	$3,954	13%
Percentage of total revenues	93%	83%		62%	73%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to business process studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenues increased $360,000, or 28%, from $1,278,000 to $1,638,000 for the three months ended June 30, 2007 compared to the same period a year ago. The non-maintenance portion of service revenue increased by $344,000, or 70% from $494,000 to $838,000 primarily due to more expansion services for new and existing customers during the current quarter.   Also in this quarter, maintenance revenue increased slightly by $16,000, or 2% from $784,000 to $800,000, primarily due to the increase in software license sales in fiscal year 2006.

Services and other revenues increased $520,000, or 13%, from $3,954,000 to $4,474,000 for the nine months ended June 30, 2007 compared to the same period a year ago. The non-maintenance portion of service revenue increased by $415,000, or 25% from $1,715,000 to $2,130,000 primarily due to a large service project with Network Rail upgrading their system to the latest version of the Company’s software, while maintenance revenue increased $105,000, or 5% from $2,239,000 to $2,344,000, when compared to the same period a year ago primarily due to the increase in software license sales in fiscal year 2006.

We anticipate that service and other revenues will fluctuate primarily due to sales to new customers because they require more services that typically include a business process study, integration with other business systems and training.  In addition, service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues
Cost of License Revenues

(in thousands)
	For the three months ended			For the nine months ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Cost of license revenues	$30	$78	(62)%	$127	$272	(53)%
Percentage of total revenues	2%	5%		2%	5%

Cost of license revenues consists of costs associated with reselling third-party products and amortization of capitalized software development costs.

Cost of license revenues decreased by $48,000, or 62%, from $78,000 to $30,000 for the three months ended June 30, 2007 compared to the same period a year ago.  The decrease is primarily due to a decrease in the proportion of license revenue being attributed to third-party software products, which typically have a higher associated cost than the Company’s own proprietary software.  The decrease in third-party costs resulted in an increase in the gross profit percentage of license revenues to 76% for the three months ended June 30, 2007 as compared to 69% for the same period a year ago.

Cost of license revenues decreased by $145,000, or 53%, from $272,000 to $127,000 for the nine months ended June 30, 2007 compared to the same period a year ago.  The decrease is primarily due to a decrease in the proportion of license revenue being attributed to third-party software products, which typically have a higher associated cost than the Company’s own proprietary software.  The decrease in third-party costs resulted in an increase in the gross profit percentage of license revenues to 95% for the nine months ended June 30, 2007 as compared to 82% for the same period a year ago.

We expect the cost of license revenues to fluctuate based on fluctuations in license revenues and in customer requirements for third-party software products since the cost of meeting these customer requirements have the largest impact on cost of license revenues.

Cost of Services and Other Revenues
(in thousands)
	For the three months ended			For the nine months ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Cost of services and other revenues	$605	$542	12%	$1,869	$1,803	4%
Percentage of total revenues	34%	35%		26%	33%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenues increased $63,000, or 12%, from $542,000 to $605,000 for the three months ended June 30, 2007 compared to the same period a year ago.  The increase was primarily due to the increase in services and other revenue for customer projects.   The gross profit from services and other revenue as a percentage of services and other revenues increased to 63% for the three months ended June 30, 2007 as compared to 58% for the same period a year ago primarily due to higher utilization of the current professional service staff.

Cost of services and other revenues remained relatively flat, increasing slightly from $1,803,000 to $1,869,000 for the nine months ended June 30, 2007 compared to the same period a year ago.  The gross profit from services and other revenue as a percentage of services and other revenues increased to 58% for the nine months ended June 30, 2007 as compared to 54% for the same period a year ago.

We expect the cost of services and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Operating Expenses

Research and Development
(in thousands)
	For the three months ended			For the nine months ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Research and development expenses	$257	$289	(11)%	$820	$774	6%
Percentage of total revenues	15%	19%		11%	14%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses decreased by $32,000, or 11%, from $289,000 to $257,000 for the three months ended June 30, 2007 compared to the same period a year ago. Research and development expenses increased $46,000, or 6%, from $774,000 to $820,000 for the nine months ended June 30, 2007 primarily due to higher personnel and related costs, a result of more developers working on research and development projects and no capitalized labor cost during the current fiscal year.

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to remain at the current levels in absolute dollar amounts in the next several quarters.

Marketing and Sales
(in thousands)
	For the three months ended			For the nine months ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Marketing & sales expenses	$430	$553	(22)%	$1,471	$1,891	(22)%
Percentage of total revenues	24%	36%		20%	35%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses decreased $123,000, or 22%, from $553,000 to $430,000 for the three months ended June 30, 2007 compared to the same period a year ago.  The decrease in marketing and sales expenses is a result of lower personnel and related expenses of $120,000 with fewer employees currently in the department due primarily to restructuring, when compared to the same period a year ago.

Marketing and sales expenses decreased $420,000, or 22%, from $1,891,000 to $1,471,000 for the nine months ended June 30, 2007 compared to the same period a year ago.  The decrease in marketing and sales expenses is a result of lower personnel related expenses of $520,000 with fewer employees currently in the department, primarily due to restructuring, when compared to the same period a year ago.  This decrease was offset by commission expense of $100,000 relating to the license sale to the Aveva Solutions Limited.

We expect marketing and sales expense to decrease in absolute dollar amounts and as a percentage of total revenue in the current fiscal year.

General and Administrative
(in thousands)
	For the three months ended			For the nine months ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
General and administrative expenses	$373	$441	(15)%	$1,365	$1,235	11%
Percentage of total revenues	21%	29%		19%	23%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses decreased by $68,000, or 15%, from $441,000 to $373,000 for the three months ended June 30, 2007 compared to the same period a year ago.  The decrease was due to lower personnel and related cost of $90,000, and was offset by other expenses of $22,000.

General and administrative expenses increased by $130,000, or 11%, from $1,235,000 to $1,365,000 for the nine months ended June 30, 2007 compared to the same period a year ago.  The increase was due to higher legal and professional fees of $203,000 in connection with public filings and related to the Aveva license sale, and was offset by lower personnel and related cost of $79,000.

We expect that general and administrative expenses will remain relatively constant in absolute dollars.

Interest Expense and Other Expense

Interest expense and other expense consists primarily of fixed interest obligations on our outstanding debt to Spescom Ltd. as well as interest paid on capital lease obligations.  Interest expense was $55,000 and $72,000, respectively, for three month periods ended June 30, 2007 and June 30, 2006.  Interest expense was $170,000 for the nine months ended June 30, 2007, while interest expense was $177,000 for the nine months ended June 30, 2006.  The decrease is due primarily to decreased debt balances owed to Spescom Ltd. on outstanding notes payable.  For the three and nine months ended June 30, 2007, other expense consist of $2,000 and $12,000, respectively, of losses on foreign translations adjustments from our United Kingdom subsidiary.

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

Cumulative Preferred Dividends

The outstanding Series F Convertible Preferred Stock was entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Cumulative preferred dividends earned for both three month periods ended June 30, 2007 and June 30, 2006 were $66,000, while cumulative preferred dividends earned for both nine month periods ended June 30, 2007 and June 30, 2006 were $198,000.  Unpaid dividends accrue interest at the rate of 8% per annum.  As of June 30, 2007, unpaid dividends and accrued interest amounted to $992,000 and $152,000, respectively.

The outstanding Series I Convertible Preferred Stock  (“Series I Preferred Stock”) was entitled to receive dividends of 6.75% of the stated value of $1,000 per share per annum, payable on a monthly basis in cash or common stock accrued through the July 10, 2006 effective date of the registration statement filed by the Company that included the common stock issuable under the Series I Preferred Stock.  There were no cumulative preferred dividends earned for the three and nine months ended June 30, 2007, compared to $41,000 for both the three and nine months ended June 30, 2006.  Unpaid dividends did not accrue interest.  As of June 30, 2007, unpaid dividends amounted to $46,000.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our principal sources of liquidity consisted of $706,000 of cash and cash equivalents compared to $95,000 at September 30, 2006. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors.

In past years, the Company has received loans from Spescom Ltd. to meet its obligations.  The outstanding balance of its demand notes owed to Spescom Ltd. including interest was $675,000 at June 30, 2007 as compared to $664,000 at September 30, 2006.  Spescom Ltd. has agreed not to call the notes prior to October 1, 2007.   The Company had a payable to Spescom Ltd. of $550,000 at September 30, 2006, which was paid during the nine months ended June 30, 2007.

Cash provided by operating activities was $695,000 during the nine months ended June 30, 2007 related to the increase in our net profit for the current fiscal year of $1,413,000 and the decrease in accounts receivable of $183,000, and offset by reductions in a payable to Spescom Ltd. of $569,000, in accounts payable of $367,000, in deferred revenue of $196,000, and in accrued liabilities of $173,000.  The operating loss was adjusted for non-cash activities of $423,000 comprised primarily of $130,000 in depreciation and amortization, $83,000 for the period charge of share-based compensation related to employee stock options, $155,000 in unpaid interest on notes payable to Spescom Ltd., and $55,000 in options granted to consultant.  We used cash in operating activities of $625,000 during the nine months ended June 30, 2006 primarily related to a net loss during the nine month period of $723,000 and reductions in deferred revenue and accrued liabilities of $385,000 and $307,000, respectively.

Cash used in investing activities was $62,000 for the nine months ended June 30, 2007 for purchases of property and equipment primarily for development services for a new corporate website design.  Our investing activities used $77,000 for the nine months ended June 30, 2006 primarily relating to the capitalization of software development costs associated with the Company’s release of its eB product with a new architecture.

Cash used in financing activities was $21,000 for the nine months ended June 30, 2007 for payments on capital lease obligations of $30,000, offset by proceeds of $9,000 from the exercise of stock options.  Financing activities provided $732,000 for the nine months ended June 30, 2006 primarily from the issuance of preferred stock through private placements on October 25, 2005 and March 10, 2006. (See “October 2005 Private Placement” and “March 2006 Private Placement” in Note 7 to the Consolidated Financial Statements for further information regarding those private placements.)

The Company believes its capital requirements will continue to vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and third party products and receivables management.  The Company’s future liquidity will depend on its ability to generate new system sales of its eB product suite in the near term, which cannot be assured. Failure to generate sufficient system sales to meet the Company’s cash flow needs including payment of the Company’s outstanding notes to Spescom Ltd., the outstanding balance of which on June 30, 2007 including interest was $675,000 and which may be called beginning on October 1, 2007, would likely have a material adverse effect on the Company’s business, results of operations, and financial condition.  While management believes that the Company’s current cash and receivables and cash and receivables that may be generated from operations will be sufficient to meet its short-term needs for working capital for at least the next year, the Company would be subject to a significantly greater risk of insufficient cash resources in the event of a decision by Spescom Ltd. to call the Company’s indebtedness to it.  Moreover, the Company may not be able to obtain sufficient orders to enable the Company to achieve and maintain operations on a cash flow break-even level, which is necessary for the Company to continue operations in the absence of further financing.  In that event, the availability of any additional equity or debt financing for the Company would be subject to substantial uncertainty.  Future equity financings, if available to the Company, would likely be substantially dilutive to the existing holders of the Company’s common stock.  Future debt financings, if available to the Company, would likely involve restrictive covenants and other terms that are adverse to the Company.

Off-Balance Sheet Arrangements

At June 30, 2007 and September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at June 30, 2007, and the effect such obligations could have on our liquidity and cash flow in future periods:
	Amount of Commitment Expiring by Period
	Total	Less
		Than	1-3	3-5	Over 5
		1 Year	Years	Years	Years

Notes and Accounts Payable to Spescom Ltd.	$675,000	$675,000	—	—	—
Lease commitments – Operating Leases	1,194,000	251,000	$518,000	$425,000	—
Lease commitments – Capital Leases	30,000	30,000	-	—	—
Total	$1,899,000	$956,000	$518,000	$425,000	—

On June 14, 2007, the Company signed a lease addendum with our landlord to reduce the amount of office space in our principal offices in San Diego, California from approximately 12,000 square feet to approximately 7,000 square feet.  The amended lease commenced on July 1, 2007 and terminates on June 30, 2012 and carries a monthly rent starting at $13,642, increasing approximately 3.5% each year to $15,640 in year five.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. As of June 30, 2007 and September 30, 2006, the Company did not have any investments in money market accounts.

Foreign Currency Exchange Risk

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. For the three months ended June 30, 2007, revenues recorded in the United States were 44% of total revenues, while revenues from Europe and other locations were 56% of total revenues. This compares to 65% and 35% for the same period a year ago. For the nine months ended June 30, 2007, revenues recorded in the United States were 38% of total revenues, and revenues from Europe and other locations were 62% of total revenues. This compares to 63% and 37% for the same period a year ago.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.  The increase in revenue for the nine months ended June 30, 2007 versus the same period in the prior year was increased by a foreign currency gain of $204,000 due to a weaker dollar value compared to the British pound.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, we have concluded that as of June 30, 2007, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 5 — OTHER INFORMATION
On June 14, 2007, the Company signed a lease addendum with our landlord, Mesa Ridge Center, LLC (“Mesa Ridge”), which amended the lease between the Company and Mesa Ridge dated April 1, 2003.  Prior to execution of the addendum, the Company leased approximately 12,000 square feet of office space comprising its principal offices in San Diego, California under the lease, which carried a monthly rent of $20,650 and, pursuant to a notice provided by the Company to Mesa Ridge on January 30, 2007, was to terminate on August 31, 2007.  The addendum served to create a new lease term, which commenced on July 31, 2007 and terminates on June 30, 2012, and to reduce the amount of office space under the lease to approximately 7,000 square feet.  The amended lease carries a month rent starting at $13,642, increasing approximately 3.5% each year to $15,640 in year five.

ITEM 6 — EXHIBITS

10.1	Second Addendum to Lease between Enterprise Informatics Inc. and Mesa Ridge Center, LLC, dated June 14, 2007.
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan Kiraly	Director and Chief Executive Officer	August 14, 2007
Alan Kiraly	(Principal Executive Officer)

/s/ John W. Low	Chief Financial Officer and Secretary	August 14, 2007
John W. Low	(Principal Financial and Accounting Officer)