Form 10-K
period 2007-09-30
Enterprise Informatics Inc
filed 2008-01-15
CIK 813747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                                            FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007

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

The aggregate market value of the voting and non-voting common equity on March 31,2007, (the last business day of the Registrant’s most recently completed second fiscal quarter) held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $2,600,115

The number of shares outstanding of the Registrant’s Common Stock at the close of business on January 14, 2008 was 37,862,332.

*                Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement relating to its 2008 Annual Shareholders Meeting are incorporated by reference into – Part III hereof.

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

In this report, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Enterprise Informatics Inc., a California corporation, and its subsidiaries.

 ITEM 1.                BUSINESS

General

Enterprise Informatics Inc., formerly Spescom Software Inc. and formerly Altris Software, Inc., (the “Company”) was founded and incorporated as a California corporation in 1981 and is headquartered in San Diego, California with an international sales and support subsidiary in London, United Kingdom.   Our principal executive office is located at 10052 Mesa Ridge Court, Suite 100, San Diego, California, 92121.  Our telephone number at that address is (858) 625-3000.  Our website address is www.enterpriseinformatics.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 can be accessed, free of charge, at our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

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

As of September 30, 2007 Spescom Ltd. by virtue of its ownership of common stock and Series F Preferred Stock controlled 59% of the outstanding voting shares of the Company.

A timeline summary of equity transactions between the Company and Spescom Ltd. and between the Company and ERP2 Holdings, LLC, which purchased the interests of Spescom Ltd. in the Company in October 2007, follows:

1999
The Company sold 3,428,571 shares of its common stock to Spescom Ltd. for $2,300,000 in cash.  In addition, the Company sold a 60% interest in ASL, its United Kingdom subsidiary, for an additional $1,000,000.  At the end of 1999, Spescom Ltd. purchased the Company’s subordinated debt and Series E Preferred Stock held by a third party.  Under the terms of the debt and preferred stock, Spescom Ltd. had the right to convert the debt and preferred stock into common stock at $1.90 per share which equated to 3,226,841 shares of common stock.

2000
In April 2000, the Company sold 5,284,714 shares of its common stock to Spescom Ltd. for $3,700,000.  Also, the Company agreed to convert its subordinated debt and Series E Preferred Stock held by Spescom Ltd. into 9,528,096 shares of common stock—an effective conversion rate of $.70 per share.  The Company also transferred its remaining interest in ASL to Spescom Ltd. for no consideration.  In September 2000, the Company changed its year end from December 31 to September 30 to coincide with Spescom Ltd.’s year end.

2001
In October 2000, Spescom Ltd. contributed certain assets and liabilities of its United Kingdom subsidiary (formerly ASL) to the Company for 550,000 shares of common stock of the Company.

2002
 In 2002, Spescom Ltd. loaned working capital to the Company under promissory notes secured by all of the assets of the Company.

2003
In September 2003, the Company agreed to convert $5,292,000 of the $5,791,000 owed to Spescom Ltd. into shares of the Company’s Series F Preferred Stock.  As of the date of its issuance the Series F Preferred Stock was convertible into the Company’s common stock based upon a conversion rate of $.45 per share (subject to certain adjustments set forth in the related Certificate of Determination for the Series F Preferred Stock), which equated to 11,757,778 shares of common stock.

2004
In November 2003, the Company issued a note payable to Spescom UK with a principal balance of $600,000 which was repaid in full during fiscal 2004.

2005
In November 2004, the Company completed a financing arrangement whereby the Company issued 2,200 shares of Series G Convertible Preferred Stock along with 2,750,000 common stock warrants for gross proceeds of $2,200,000.  During fiscal 2005, 750 shares of this preferred stock was converted into 2,428,000 shares of common stock.

2006
In fiscal 2006, the Company completed two preferred stock financings, the net aggregate result of which was the Company’s issuance of 2,450 shares of Series I Convertible Preferred Stock along with 1,851,852 common stock warrants, its receipt of cash consideration of $1,000,000 and its cancellation of the remaining 1,450 shares of Series G Convertible Preferred Stock.  As a result of these financing activities and certain anti-dilution provisions under the terms of the Company’s Series F Convertible Preferred Stock held by Spescom Ltd. resulted in the Series F conversion rate was adjusted from $0.45 per share to $0.39 per share.

2007
On October 10, 2007, pursuant to a Securities Purchase Agreement , dated as of September 30, 2007, between Spescom Ltd, and its wholly owned subsidiary Spescom Ltd. UK (collectively, “Spescom”), on the one hand, and ERP2 Holdings, LLC (“ERP2”), on the other hand, Spescom sold to ERP2, for aggregate consideration of $2,500,000, all shares of the capital stock of the Company held by Spescom, two demand notes payable by the Company to Spescom, and certain contract rights and other interests held by Spescom in connection with its ownership of such shares and notes (the “Transaction”). The shares of capital stock sold to ERP2 consist of 15,650,471 shares of the Company’s common stock and 5,291 shares of the Company’s Series F Convertible Preferred Stock.

2008
On January 14, 2008, the Company entered into a term sheet with ERP2 that provides, among other things, for the concurrent consummation (the “ERP2 Closing”) of the following transactions: (i) the extension of the maturity date of the demand notes acquired by ERP2 from Spescom Ltd. to the date that is two years from the date of the ERP2 Closing, (ii) the agreement of ERP2 not to call such demand notes following an event of default, prior to September 30, 2008; (iii)  the issuance of additional notes to ERP2 in the aggregate principal amount of $1,500,000 with a maturity date two years from the date of the ERP2 Closing.  Disbursement of $300,000 of such aggregate principal amount is subject to delivery at the ERP2 Closing of definitive transaction documents pursuant to the term sheet.  Disbursement of the remaining $1,200,000 of such amount is subject to completion of all actions required to be completed by the Company in order to effectuate a 1000-to-1 reverse split of the Company’s common stock and the deregistration of the Company’s common stock under the Securities Exchange Act of 1934.

Upon execution of the term sheet, the Company’s issued to ERP2 a warrant exercisable for 17,175,971 shares of Common Stock, which warrant has a per share exercise price of $0.08 and a 10-year term.  The term sheet provides that, upon the above-referenced $1,200,000 disbursement, the Company will issue to ERP2 warrants for the purchase of the number of shares of common stock equal to the greater of (i) 26,735,508 shares of common stock and (ii) 20% of the fully diluted outstanding common stock as of the issuance date.  Such warrants will have a per share exercise price of $0.08 and a 10-year term.

Upon execution of the term sheet, the Company declared a dividend payable to ERP2 in the amount of 20,827,268 shares of Common Stock, in satisfaction of the entire amount of accrued and unpaid dividends (together with interest) on the shares of the Company’s Series F Convertible Preferred Stock held by ERP2.

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

Whatever the format and wherever the location, unstructured data represents information that is essential to a company’s business and forms a key part of its intellectual capital. In today’s competitive marketplace, companies need the ability to leverage their intellectual capital; however, limitations on a company’s ability to access, process and communicate this information has restrained the productivity of businesses at both the individual and team levels. Without an effective means of obtaining business information, employees are often forced to re-create information from scratch, duplicating effort and increasing the potential for error. In addition, professionals often spend a significant amount of their time locating information rather than engaging in higher value activities. Additional complexity results where information must be accessed and revised by collaborative teams dispersed throughout and beyond an enterprise that may operate different desktop software and computers. The lack of effective tools for communicating and sharing information and for automating the business logic makes this process even more time-consuming, inefficient and error-prone.

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

Competition

The market for the Company’s products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company currently encounters competition from a number of public and private companies, including Electronic Document Management Systems/Enterprise Content vendors such as EMC (Documentum product), IBM (FileNet products), OpenText, and Sword; Enterprise Asset Management vendors such as Indus, Computer Aided Design Vendors (CAD) / Product Lifecycle Management (PLM) vendor such as PTC, Siemens (UGS product), Matrix, Autotrol and Intergraph. Many of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

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

In June 2007, the Company announced it had received Microsoft Vista Logo Certification for its flagship product eB. It has been participating in the Early Adopter program for certification for the new Microsoft Windows 2008 Server product. These certifications not only validate the design and robustness of Enterprise Informatics software products, but provide significant marketing opportunities with Microsoft as Microsoft launches its offerings.

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

•            Outsource Non-Core Operations.  The Company plans to continue its program of outsourcing non-core service functions. Services presently outsourced include on-site implementation and integration using partners in selected regions and markets. The Company plans to expand these functions to include other regions and markets. Through careful partner and supplier selection and program coordination, monitoring and implementation, the Company is better positioned to:

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

iii)            Applying resources to expand horizontally or vertically to new user groups, departments or subsidiaries within existing markets.

iv)            Leverage partnerships into new markets.

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

A small number of customers has typically accounted for a large percentage of the Company’s annual revenues. In fiscal 2007 Aveva Solutions Limited and Network Rail accounted for 25% and 12%, respectively.  In fiscal 2006 Constellation Energy Group accounted for 13% of revenues.  In fiscal 2005 Network Rail accounted for 16% of revenues.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis. For this reason, alternatives “to market avenues” are being pursued with strategic partners.  It is a defined objective of the Company to substantially grow our partnering relationships in markets where we are not directly active.

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

Indirect distribution channels

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various vertical markets, including those targeted directly by the Company.  Sales through indirect channels amounted to $485,000 or 5%, $796,000 or 11%, and $507,000 or 9% of total sales for fiscal years 2007, 2006 and 2005, respectively.

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

During 2006, the Company developed a new feature set that enable it to bring EIM features to an existing Microsoft SharePoint installation. This technology will continue to be enhanced and refined during 2007.   In June 2007, the Company announced it had received Microsoft Vista Logo Certification for its flagship product eB.   It has been participating in the Early Adopter program for certification for the new Microsoft Windows 2008 Server product.  These certifications not only validate the design and robustness of Enterprise Informatics software products, but provide significant marketing opportunities with Microsoft as Microsoft launches  its offerings.  In addition, the Company is participating in the Early Adopter program for certification on Microsoft’s new Vista operating system.

Backlog and Current Contracts

The Company’s contract backlog consists of the aggregate anticipated revenues remaining to be earned at a given time from the uncompleted portions of its existing contracts. It does not include revenues that may be earned if customers exercise options to make additional purchases. At September 30, 2007, the Company’s contract backlog was $3,530,000 as compared to $4,244,000 at September 30, 2006. The Company  expects a majority of the September 30, 2007 backlog to be substantially completed in fiscal 2008. The amount of contract backlog is not necessarily indicative of future contract revenues because short-term contracts, modifications to or terminations of present contracts and production delays can provide additional revenues or reduce anticipated revenues. The Company’s backlog is typically subject to large variations from time to time when new contracts are awarded. Consequently, it is difficult to make meaningful comparisons of backlog.

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

Employees

As of September 30, 2007, the Company had 37 full-time employees, of whom 10 were engaged in product development, 14 in customer support, implementation and application engineering activities, 6 in sales and marketing and 7 in administration. The Company also utilizes consultants for specific projects. None of the Company’s employees is represented by a labor union. The Company has not experienced work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the industry in which the Company competes is intense and the Company expects that such competition will continue for the foreseeable future. The Company has an incentive stock option plan which is used for granting options to employees as a means of attracting and keeping key individuals. The Company believes that its future success will depend, in large measure, on its ability to continue to attract, hire and retain qualified employees and consultants.

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

Although the Company reported net income of $998,000 for fiscal year 2007, the Company has a history of losses and may incur losses in the foreseeable future.  We incurred net losses of $2,376,000 and $6,049,000 for fiscal years 2006 and 2005, respectively.  As of September 30, 2007, our accumulated deficit was $91,051,000.  If revenues do not reach the levels the Company anticipates, or if operating expenses exceed the Company’s expectations, the Company may not be able to achieve or sustain profitability in the near future or at all.   If the Company is unable to achieve and sustain profitability at satisfactory levels, its financial condition and stock price could be materially adversely affected.

The Company will be controlled by ERP2 Holdings, LLC as long as they are entitled to a majority of the votes eligible to be cast in the election of directors.

As of January 13, 2008, ERP2 Holdings, LLC ("ERP2"), by virtue of its ownership of common stock and Series F Preferred Stock, was entitled to 32,554,099, or 59%, of the total number of votes eligible to be cast in the election of directors.  Furthermore, on January 14, 2008, the board of directors of the Company declared a dividend payable to ERP2 in the amount of 20,827,268 shares of common stock in satisfaction of the entire amount of accrued and unpaid dividends (together with interest) on the shares of the Company's Series F Convertible Preferred Stock held by ERP2.  Upon payment of such dividend, ERP2 will be entitled to 50,044,406 or 69% of the total number of votes eligible to be cast in the election of directors.  ERP2 therefore currently has the ability to elect a majority of the Company’s board of directors and to remove the entire board of directors, with or without cause, without calling a special meeting.  Moreover, even if the percentage of the voting power of the voting securities of the Company held by ERP2 were to drop below 50%,  it is likely that ERP2 would have sufficient votes to retain control of the Company.  As a result, ERP2 will likely continue to control all matters affecting the Company, including but not limited to:

•	the composition of the Company’s board of directors and, through it, any determination with respect to the Company’s business direction and policies, including the appointment and removal of officers;

•	the allocation of business opportunities that may be suitable for the Company and ERP2 ;

•	any determinations with respect to mergers or other business combinations or extraordinary transactions;

•	the Company’s acquisition or disposition of assets; and

•	the Company’s financing.

•	ERP2 is not prohibited from selling a controlling interest in us to a third party.

Upon a liquidation of the Company, sale of all or substantially all of the Company’s assets, or merger of the Company, the Company’s preferred shareholders would be entitled to receive substantial payments prior to any distribution to the common shareholders.

Upon a liquidation of the Company, the holders of Series F Convertible Preferred Stock would be entitled to receive, prior to any distribution to the holders of common stock, an aggregate amount equal to $5,291,000 plus accrued but unpaid dividends per share and interest on all such dividends.  Upon a liquidation of the Company, sale of all or substantially all of the Company’s assets, or merger of the Company, prior to any distribution or payment of merger consideration to the holders of common stock, the holders of Series I Convertible Preferred Stock would be entitled to receive an aggregate amount equal to the higher of (i) $2,450,000 and (ii) the amount such holders would be entitled to receive had such holders’ shares of Series I Preferred Stock been converted into shares of common stock immediately prior to the liquidation, sale of assets or merger in accordance with the terms of the Series I Preferred Stock.

The Company's indebtedness to ERP2 Holdings, LLC is secured by all the Company's assets, and the Company may become insolvent if repayment of such debt is due prior to the Company’s ability to obtain funds to repay such debt or if the Company fails to restructure such debt.

At December 31, 2007, the Company owed, including accrued but unpaid interest, an aggregate amount of $693,000 to ERP2 Holdings, LLC ("ERP2") under two demand notes.  Interest accrues on such debt at an annual interest rate of 10%, and such debt is secured by a security interest in favor of ERP2 on all of the Company’s assets.

On January 14, 2008, the Company entered into a term sheet with ERP2 that provides, among other things, for the concurrent consummation (the “ERP2 Closing”) of the following transactions: (i) the extension of the maturity date of the existing demand notes to the date that is two years from the date of the ERP2 Closing; (ii) the agreement of ERP2 not to call such demand notes, as extended, following an event of default, prior to September 30, 2008; and (iii) the issuance of additional notes to ERP2 in the aggregate principal amount of $1,500,000 with a maturity date two years from the date of the ERP2 Closing.  Interest will accrue on the Company’s debt under the notes so extended or issued at an annual rate of 10%, and such debt will be secured by a security interest in favor of ERP2 on all of the Company’s assets.  Disbursement of $300,000 of such aggregate principal amount is subject to delivery at the ERP2 Closing of definitive transaction documents pursuant to the term sheet.  Disbursement of the remaining $1,200,000 of such amount is subject to completion of all actions required to be completed by the Company in order to effectuate a 1000-to-1 reverse split of the Company’s common stock and the deregistration of the Company’s common stock under the Securities Exchange Act of 1934.  If the Company fails to complete such actions by April 30, 2008, such failure will constitute an event of default under the extended demand notes and under the additional notes contemplated by the term sheet.

If the Company is unable to generate sufficient cash flow from its operations, secure funds from the capital markets or lenders or restructure its debt to ERP2 prior to the time that the debt under the demand notes, as extended, and the additional notes contemplated by the term sheet become due, the Company will become insolvent.

Financing to fund the Company’s future capital requirements may not be available on favorable terms or at all.

The Company and ERP2 have entered into a term sheet that contemplates the extension by ERP2 to the Company of a $1,500,000 loan, the disbursement of which, as discussed above, is subject to certain conditions.  The Company, however, may need financing in the future in addition to any funding received from ERP2 pursuant to such term sheet, and such financing may not be available on favorable terms or at all from any source.

The Company believes its capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and third party products and receivables management.  The Company’s future liquidity will depend on financing from ERP2 and its ability to generate new system sales of its eB product suite in the near term, which cannot be assured.  Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  Management believes that the Company’s current cash and receivables, as well as additional cash that may be generated from operations and received from ERP2 pursuant to the above-referenced term sheet, will be sufficient to meet its short-term needs for working capital.  However, the Company may not be able to obtain sufficient orders to enable the Company to achieve a sustained break-even level of cash flow, which would be necessary to continue operations in the absence of further financing.   Future equity financings would be dilutive to the existing holders of the Company’s common stock.  Future debt financings could involve restrictive covenants.  Moreover, the Company may not be able to attract equity or debt financing at all.

The Company is party to a term sheet with ERP2 Holdings, LLC that contemplates the consummation of a 1000-to-1 reverse split of the Company’s common stock; in the event the reverse split is consummated, (i) certain shareholders will receive a cash payment in exchange for some or all of their common shares; (ii) the trading liquidity of the common shares could be adversely effected;  (iii) the total market capitalization of the common sharesafter the reverse stock split may be lower than the total market capitalization before the reverse stock split; (iv) the market price of the common shares may become subject to greater declines on a percentage basis; and (v) some shareholders may consequently own “odd lots” requiring higher transaction costs to sell.

The Company is party to a term sheet with ERP2 Holdings, LLC (“ERP2”), which provides, among other things, for the extension to the Company by ERP2 of a $1,500,000 loan, of which $1,200,000 is subject to disbursement only upon completion of all actions required to be completed by the Company in order to effectuate a 1000-to-1 reverse split of the Company’s common stock (as well as the subsequent deregistration of the Company’s common stock under the Securities Exchange Act of 1934).  In the event the Company fails to complete such actions prior to April 30, 2008, an event of default will exist with respect to the loan.  ERP2, following payment to ERP2 of a dividend on the shares of the Company’s Series F Convertible Preferred Stock held by ERP2 that the Company declared on January 14, 2008, will possess sufficient voting power to ensure the requisite shareholder approval of such reverse stock split.

In the event the reverse split contemplated by the term sheet is consummated, each shareholder will be entitled to receive that number of post-split common shares calculated by dividing their pre-split common share holdings by 1,000 and rounding down to the nearest whole number.  If the total number of pre-split common shares that a shareholder holds is not evenly divisible by 1,000, the shareholder will receive cash equal to the fraction of a post-split common share that the shareholder otherwise would have been entitled to receive, multiplied by a value determined by the Company’s board of directors to represent the approximate market value of 1,000 common shares prior to consummation of the split.

Consummation of the reverse stock split would reduce the number of issued and outstanding shares of the Company’s common stock by a factor of one-thousand.  Such reduction could lead to reduced trading volume of and a smaller number of market makers for the common shares, thereby adversely affecting the trading liquidity of the common shares.

In the event the reverse stock split is consummated, there can be no assurancesthat the market price of the Company’s common sharesafter the reverse stock split will increase in proportion to the reduction in the number of common shares issued and outstanding before the reverse stock split.  For example, based on the closing price on the OTC Bulletin Board of the Company’s common shares on January 9, 2008 of $0.07per share, if the reverse stock splitis consummated, there can be no assurancesthat the post-split market price of the Company’s common shares would be at least $70.00per share.  Accordingly, the total market capitalization of the Company’s common shares after the proposed reverse stock split may be lower than the total market capitalization before the proposed reverse stock split.  Furthermore, if the reverse stock split is consummated and the market price of the Company’s common shares subsequently declines, the percentage decline may be greater than would occur in the absence of the reverse split.

In the event the reverse stock split is consummated, some shareholders may consequently own less than 100 shares of the Company’s common stock.A purchase or sale of less than 100 shares (an “odd lot” transaction) may result in incrementally higher tradingcosts through certain brokers. Therefore, those shareholders who own less than 100 common shares following the reverse stock split may be required to pay higher transaction costs if they shoulddetermine to sell their shares.

The Company is party to a term sheet with ERP2 Holdings, LLC that contemplates the deregistration of the Company’s common stock under the Securities Exchange Act of 1934; in the event the deregistration is consummated, (i) the Company  will no longer make public filings under the Securities Exchange Act of 1934 and (ii) the Company’s common stock will no longer be eligible for trading on the OTC Bulletin Board, and there may cease to be any public market for the Company’s common stock.

The Company is party to a term sheet with ERP2 Holdings, LLC (“ERP2”), which provides, among other things, for the extension to the Company by ERP2 of a $1,500,000 loan, of which $1,200,000 will be subject to disbursement only upon completion of all actions required to be completed by the Company in order to effectuate the deregistration of the Company’s common stock under the Securities Exchange Act of 1934 (the “Exchange Act”) (as well as a 1000-to-1 reverse split of the Company’s common stock, contemplated to occur prior to such deregistration).  In the event the Company fails to complete such actions prior to April 30, 2008, an event of default will exist with respect to the loan.

In the event the deregistration contemplated by the term sheet is consummated, the Company will no longer be subject to public reporting requirements under the Exchange Act, including any requirements to file annual reports on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K.  Consequently, following any such deregistration, there will not be made available to the public current financial or other information concerning the Company, except such information, if any, as the Company may choose to voluntarily disclose or be required to disclose pursuant to applicable legal requirements.

Although the Company anticipates that, immediately following any such deregistration, its common stock will be quoted in the Pink Sheets, there can be no assurances that such quotation of the Company’s common stock will occur or continue for any period of time.  Rule 15c2-11 under Exchange Act requires brokers to obtain certain information and assess its reliability before publishing quotations for securities that are not registered under the Exchange Act.  As indicated above, following deregistration, the Company will be under no obligation to make public filings under the Exchange Act, and any information that the Company makes available to the public may not include all of the information that a broker would need to have available in order to publish quotations of the Company’s common stock under Rule 15c2-11.  Accordingly, quotations for the Company’s common stock in the Pink Sheets may cease to be published if brokers determine that the available information about the Company is no longer current.  In that case, there would be no public market for the Company’s common stock, and stockholders may be unable to sell shares of the Company’s common stock.

The Company is dependent on sales to a relatively small number of new customers each quarter, so any failure to close a sale to any customer could have a material adverse effect on its quarterly operating results.

A small number of customers has typically accounted, and will continue in the future to account, for a large percentage of the Company’s annual revenues. Aveva Solutions Limited and Network Rail accounted for 25% and 12%, respectively, of revenue for fiscal 2007.  Constellation Energy Group accounted for 13% of revenue for fiscal 2006.  Network Rail accounted 16% of the Company’s revenues in fiscal 2005.  Because of the Company’s reliance on sales to relatively few customers, the loss of any sale could have a material adverse effect on the results of its operations on any given quarter.  Additionally, a significant portion of the Company’s revenues has historically been, and is expected in the future to be, derived from the sale of systems to new customers.  The Company generally incurs significant marketing and sales expense prior to entering into a contract with a new customer that generates revenues.  The length of time it takes to establish a new customer relationship typically ranges from 6 to 12 months.  As such, the Company may incur significant expenses associated with its sales efforts directed to prospective customers in any particular period before any associated revenues stream begins.  If the Company is not successful at obtaining significant new customers or if a small number of customers cancel or delay their orders for its products, then its business and its prospects could be harmed which may cause the price of the Company’s common stock to decline.

In fiscal 2007 the Company granted a source code license in the eB product suite, as it existed in March 2007, to Aveva Solutions Limited and could face competition from the offering by that company or one of its sublicensees of products with substantially the same functionality as the eB product suite.

On October 2, 2006, the Company entered into a $2 million licensing contract with an engineering IT solutions and services company, Aveva Solutions Limited (“AVEVA”), by which the Company granted to AVEVA a non-exclusive perpetual license to use and sublicense (subject to certain restrictions described below) the technology underlying the Company’s eB product suite, including the source code of the eB product suite.  However, prior to March 31, 2008, AVEVA may not (1) sublicense the source code of the eB product suite or any derivative of it (except to third party contractors under limited circumstances) or (2) sublicense the eB product suite or any derivative of it when such technology is not included with other products (except to existing customers of AVEVA’s parent company, Aveva Group plc, and certain of its affiliates).  Nevertheless, subject to the foregoing restrictions, AVEVA or a party to whom AVEVA grants a sublicense could offer products using the Company’s source code and providing substantially the same functionality as the eB product suite, which could have a material adverse impact on the Company’s business, results of operations, and financial condition. The source code license, however, was based on the state of the eB product in March 2007 and since that time the Company has developed new features and functions into the product for which AVEVA has no technology rights.

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

On September 30, 2003, the Company issued 5,291 shares of Series F Preferred Stock with a stated value of $1,000 per share in consideration of the cancellation of $5,291,000 of certain debt.  The Series F Preferred Stock is convertible into the Company’s common stock at a stated conversion price of $0.45 per share, subject to certain anti-dilution provisions.  As a result of these anti-dilution provisions and the issuance of the Series I Convertible Preferred Stock, the conversion price has been adjusted to $0.39 per share. Upon conversion of the Series F Preferred Stock at the $0.39 per share conversion price, 13,566,667 shares of the Company’s common stock is issuable based on the stated value of the Series F Preferred Stock.  In addition, upon such conversion, shares of the Company’s common stock are issuable based on any unpaid accrued dividends and interest thereon related to the Series F Preferred Stock as of such date. As of the date of payment to ERP2 of the dividend declared by the Company on January 14, 2008, there will be no such unpaid accrued dividends and interest.  Conversion of the Series F Preferred Stock may occur at the option of the holder until September 30, 2008.  On that date, any outstanding Series F Preferred Stock not previously converted will be converted automatically.  Conversion of the Series F Preferred Stock will result in substantial dilution to common shareholders.

Future sales of common stock by the Company’s shareholders, including investors in future offerings and ERP2 Holdings, LLC, could adversely affect the Company’s stock price.

ERP2 Holdings, LLC (“ERP2”), as of January 15, 2008 (i) holds 48,388,207 shares of the Company’s common stock on a fully diluted basis and (ii) is entitled to payment of a dividend in the amount of 20,827,268 additional shares of common stock, in satisfaction of the entire amount of accrued and unpaid dividends (together with interest) on the shares of the Company’s Series F Convertible Preferred Stock held by ERP2.  In addition, as detailed below, ERP2 is anticipated to become entitled to receive warrants with a per share exercise price of $0.08 for the purchase of the number of shares of common stock equal to the greater of (A) 26,735,508 shares of common stock and (B) 20% of the fully diluted outstanding common stock as of the date of issuance of such warrants.  If ERP2, from time to time in the future, sells the shares of common stock that it holds or may acquire, the Company’s stock price may be adversely affected.

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

The exercise of outstanding options and warrants and warrants that are anticipated to be issued to ERP2 Holding, LLC, would result in dilution of the Company’s stock.

As of January 15, 2008, the Company had outstanding stock options to purchase approximately 5,755,250 shares of common stock and warrants to purchase approximately 19,877,823 shares of common stock including a warrant to purchase 17,175,971 shares of common stock at a per share exercise price of $0.08 issued to ERP2 Holdings, LLC ("ERP2").   If such options and warrants are exercised for all or a substantial number of the shares of common stock issuable thereunder, shareholders could suffer significant dilution.

The Company is party to a term sheet with ERP2, which provides, among other things, for the extension to the Company by ERP2 of a $1,500,000 loan in two tranches:  (a) $300,000 upon delivery of definitive transaction documents pursuant to the term sheet and (b) $1,200,000 upon completion of all actions required to be completed by the Company in order to effectuate a 1000-to-1 reverse split of the Company’s common stock and the deregistration of common stock under the Securities Exchange Act of 1934.  The term sheet provides that, upon disbursement of such $1,200,000 tranche, the Company will issue to ERP2 warrants with a per share exercise price of $0.08 for the purchase of the number of shares of common stock equal to the greater of (i) 26,735,508 shares of common stock and (ii) 20% of the fully diluted outstanding common stock as of the date of such issuance.  In the event such warrants are issued and subsequently exercised for all or a substantial number of the shares of common stock issuable thereunder, shareholders could suffer significant dilution.

The issuance of shares of common stock to ERP2 Holdings, LLC in payment of the dividend that has been declared on the Series F Convertible Preferred Stock will result in dilution of the Company’s stock.

On January 14, 2008, the Company declared a dividend payable to ERP2 Holdings, LLC (“ERP2”) in the amount of 20,827,268 shares of common stock, in satisfaction of the entire amount of accrued and unpaid dividends (together with interest) on the shares of the Company’s Series F Convertible Preferred Stock held by ERP2.  Such dividend was issued in satisfaction of a condition to the execution by ERP2 of a term sheet for a financing transaction that the Company and ERP2 entered into on January 14, 2008.

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

The market for the Company’s products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.  The Company currently encounters competition from a number of public and private companies, including Electronic Document Management System/Enterprise Content Management vendors such as EMC (Documentum product), IBM (FileNet products) , OpenText, and Sword; Enterprise Asset Management vendors such as Indus, Computer Aided Design Vendors (CAD) / Product Lifecycle Management (PLM) vendor such as PTC, Siemens (UGS product), Matrix, Autotrol and Intergraph.  Many of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company.  The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

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

The Company’s common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Consequently, broker/dealers dealing in the Company’s common stock are subject to certain requirements. Such requirements may reduce the potential market for the Company’s common stock by reducing the number of potential investors.  This may make it more difficult for investors in the Company’s common stock to sell shares to third parties or to otherwise dispose of them.  This could cause the Company’s stock price to decline.  Penny stock is stock:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s headquarters are located in San Diego, California. The Company leased 12,192 square feet of a 40,000 square foot building in San Diego through June 14, 2007.  The original lease, which commenced September 1, 2003 and was to terminate on August 31, 2009, carried a monthly rent starting at $18,898 in year one, increasing 3% each year to $21,908 in year six.  On June 14, 2007, the Company signed a lease addendum with our landlord to reduce the amount of office space in our principal offices from 12,192 square feet to 6,996 square feet.  The amended lease commenced on July 1, 2007 and terminates on June 30, 2012 and carries a monthly rent starting at $13,642, increasing approximately 3.5% each year to $15,640 in year five.

The Company leases 3,024 square feet of a 6,137 square foot building in Surrey, United Kingdom.  The lease, which commenced on February 10, 2006 and terminates on February 10, 2011, includes an early termination option effective beginning February 9, 2009, provided six months notice is given.  The monthly rent, which began on August 10, 2006, is $6,663 over the lease term.

See Note 9 of the Notes to the Consolidated Financial Statements for further information regarding the Company’s lease commitments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company trades on the OTC Bulletin Board under the symbol “EPRS.OB” The following table shows, for the calendar quarters indicated, the high and low bid prices of the Common Stock.  These high and low bid prices from over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
	High	Low
Year Ended September 30, 2007
First Quarter	$0.15	$0.05
Second Quarter	0.09	0.06
Third Quarter	0.25	0.05
Fourth Quarter	0.19	0.06
Year Ended September 30, 2006
First Quarter	$0.25	$0.09
Second Quarter	0.25	0.11
Third Quarter	0.14	0.08
Fourth Quarter	0.12	0.06

On January 11, 2008, there were approximately 800 holders of record of the Company’s Common Stock and the last sale price of the Common Stock as reported on the OTC Bulletin Board on September 30, 2007 was $0.11 per share.

The Company has never paid a dividend on its Common Stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the operation and expansion of the Company’s business. Consequently, the Company does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future.

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans as of September 30, 2007.  The table includes the 1996 Stock Incentive Plan and the 2007 Stock Incentive Plan.

				Number of securities
	Number of securities to be			remaining available for future
	issued upon exercise of		Weighted-average exercise	issuance under equity
outstanding options,			price of outstanding options,	compensation plans (excluding
warrants and rights			warrants and rights	securities reflected in column a)
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,768,000		$0.24	—
Equity compensation plans not approved by security holders	1,300,000	(1)(2)	$0.33	—
Total	7,068,000		$0.25	—

(1)  A warrant underlying 1,000,000 of these option shares was granted in 2004 to a public relations firm.  The exercise price under the warrant is $0.40 per share.  The warrant expired unexercised on November 3, 2007.

(2)  A warrant underlying 300,000 of these option shares was granted on March 31, 2006 to a public relations firm.  The exercise price under the warrant is $0.10 per share.  The warrant expires on the third anniversary of its date of issuance.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company. The financial data for each of the years ended September 30, 2007, 2006, 2005, 2004 and 2003 have been derived from the audited Consolidated Financial Statements.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
		Years ended September 30,
	2007	2006	2005	2004	2003
	(In thousands except per share data)
Consolidated Statement of Operations Data
Revenues
Licenses	$3,107	$1,775	$737	$3,897	$2,053
Services and other	5,867	5,231	5,088	5,105	5,309
Total revenues	8,974	7,006	5,825	9,002	7,362

Cost of revenues
Licenses	169	324	206	260	690
Services and other	2,477	2,370	2,232	2,249	2,334
Total cost of revenues	2,646	2,694	2,438	2,509	3,024

Gross profit	6,328	4,312	3,387	6,493	4,338

Operating expenses:
Research and development	1,152	1,058	852	1,393	1,494
Marketing and sales	1,936	2,410	3,799	2,949	2,452
General and administrative	1,719	1,622	1,994	1,965	1,410
	4,807	5,090	6,645	6,307	5,356
Income (loss) from operations	1,521	(778)	(3,258)	186	(1,018)

Nonrecurring loss on conversion of debt
to preferred stock	—	—	—	—	(1,499)
Interest and other income	2	4	1	13	4
Interest and other expense	(261)	(248)	(291)	(151)	(491)

Net income (loss)	1,262	(1,022)	(3,548)	48	(3,004)
Deemed preferred dividend	—	(1,000)	(2,200)	—	—
Cumulative preferred dividends	(264)	(354)	(301)	(271)	—
Net income (loss) available to common shareholders	$998	$(2,376)	$(6,049)	$(223)	$(3,004)

Basic net income (loss) per share	$0.03	$(0.06)	$(0.17)	$(0.01)	$(0.10)
Diluted net income (loss) per share	$0.02	$(0.06)	$(0.17)	$(0.01)	$(0.10)
Shares used in computing basic and diluted net loss per common share
Basic	37,324	36,875	34,941	34,016	31,100
Diluted	49,841	36,876	34,941	34,016	31,100

		Years Ended September 30,
	2007	2006	2005	2004	2003
			(In thousands)
Consolidated Balance Sheet Data
Working deficit	$(4,852)	$(7,782)	$(4,659)	$(2,693)	$(3,880)
Total assets	2,062	1,723	1,645	1,430	1,230
Long-term obligations	55	680	976	601	566
Shareholders’ (deficit) equity	(4,348)	(7,878)	(4,960)	(3,136)	(4,141)

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, markets and supports eB, its integrated suite of collaborative document, configuration and records management software solutions. The eB suite enables organizations in a broad range of industries to create, capture, store, manage, share and distribute critical business information regarding their customers, products, assets and processes in an efficient manner.  The eB suite also enables them to maintain complete, up-to-date information about the configuration of their products, assets and infrastructures so that they can achieve operational excellence and compliance with regulatory requirements. eB provides the capabilities of an Enterprise Content Management (ECM)/Electronic Document Management (EDM) System, and extends these capabilities by also managing the “things’ that the content/documents relate to such as products, assets , functions, processes, requirements, projects, organizations, locations, work orders, etc. As a result, eB can be used to manage the lifecycle of physical items (e.g. products, equipment or assets), and the requirements (e.g. functional, safety, performance, environmental, etc.) that govern them. It enables intelligent relationships to be defined between these items thereby creating an interdependency model. As a result, the effects of any change on requirements, documents and items can be determined and change can be managed to effectively ensure information integrity. In particular, eB enables organizations with extensive and complex physical infrastructures to efficiently identify, classify, structure, link, and manage documents, physical items, and requirements throughout their lifecycles and ensure that conformance between these is maintained by means of an automated change process.

We develop, market and support eB, our integrated suite of collaborative document, configuration and records management software solutions. Our revenues in the fiscal year ended September 30, 2007 increased by 28% from the prior fiscal year primarily due to the sale of a perpetual license to Aveva Solutions Limited for $2.0 million.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training.  Of our total revenues in fiscal 2007, license revenues accounted for 35%, maintenance services revenues accounted for 35% and non-maintenance services represented 30%.

Many of our customers are located outside the United States, with foreign-originated revenues accounting for 58% and 35% of fiscal 2007 and 2006 revenues, respectively.  Revenue in fiscal 2007 reflected a foreign currency gain of $238,000 due to the declining value of the dollar during the year.

While revenues increased, our cost of revenues decreased by 2% in fiscal 2007 compared to fiscal 2006 primarily because of lower cost of sales for licenses.   Our gross profit increased from 62% to 71% of revenues in fiscal 2007 due to the increase in high margin software sales.  Operating expenses decreased by 6% primarily as a result of decreased marketing and sales personnel related costs during fiscal 2007.

At September 30, 2007, our principal sources of liquidity consisted of $553,000 of cash and cash equivalents, compared to $95,000 at September 30, 2006.  The improvement in liquidity was primarily due to the $2.0 million perpetual license sale.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-year period ended September 30, 2007, each year therein being referred to as fiscal 2007, fiscal 2006 and fiscal 2005.  Unless otherwise indicated, references to any year in this discussion refer to the applicable fiscal year ended September 30.  This discussion and analysis should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

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

Software Development Costs and Purchased Software

Software development costs and purchased software are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers.  In fiscal 2007 the Company capitalized no internal software development costs, while in fiscal 2006, the Company capitalized $35,000 of internal software developments costs.  The capitalized software costs relate primary to the eB version 14 product release completed in November 2005 and is the core base product of the Company going forward. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to five years.

Allowance for Doubtful Accounts

The Company sells its products directly to end-users, generally requiring a significant up-front payment and remaining terms appropriate for the creditworthiness of the customer. The Company also sells its products to VARs and other software distributors generally under terms appropriate for the creditworthiness of the VAR or distributor. The Company retains no continuing obligations on sales to VARs.  Management believes that no significant concentrations of credit risk existed at September 30, 2007. Receivables from customers are generally unsecured. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is comprised of a general reserve based on historical collections performance plus a specific reserve for certain known customer collections issues. If actual bad debts are greater than the reserves calculated based on historical trends and known customer issues, the Company may be required to book additional bad debt expense which could have a material adverse effect on our business, results of operations and financial condition for the periods in which such additional expense occurs.

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

Results of Operations

The following table sets forth the percentage relationship to total revenues of items included in the Company’s Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005.

	Years ended September 30,
	2007		2006		2005
Revenues
Licenses	35%		25%		13%
Services and other	65%		75%		87%
Total revenues	100%		100%		100%

Cost of revenues
Licenses	1%		4%		4%
Services and other	28%		34%		38%
	29%		38%		42%

Gross profit	71%		62%		58%

Operating expenses:
Research and development	13%		15%		15%
Marketing and sales	22%		35%		65%
General and administrative	19%		23%		34%
	54%		73%		114%

Income (loss) from operations	17%		(11	) %	(56	) %

Interest and other income	—		—		—
Interest expense	(3	) %	(4	) %	(5	) %

Net income (loss)	14%		(15	) %	(61	) %
Deemed preferred dividend	—		(14	) %	(38	) %
Cumulative preferred dividends	(3	) %	(5	) %	(5	) %
Net income (loss) available to common shareholders	11%		(34	) %	(104	) %

Revenues

Licenses Revenues
(in thousands)

	2007	Change	2006	Change	2005
License revenues	$3,107	75%	$1,775	141%	$737
Percentage of total revenues	35%		25%		13%

License revenues increased by $1.3 million, or 75%, to $3.1 million in fiscal 2007 from $1.8 million in fiscal 2006.  The increase is due primarily to new customer Aveva Solutions Limited purchasing a perpetual license for $2,000,000, offset by lower license sales to other new and existing customers.

License revenues increased by $1.0 million, or 141% to $1.8 million in fiscal 2006 from $737,000 in fiscal 2005.  The increase was due to (1) new customers ordering software systems such as Florida Power and Light for $269,000 and Defense Threat Reduction Agency (a part of the United States Defense Department) for $140,000 and (2) current customers expanding their systems such as Constellation Energy Group who placed sales for $282,000 and JEA for $275,000

The Company was successful in capitalizing on its pipeline of sales opportunities in 2007.  While the Company’s pipeline of sales opportunities continues to be strong for 2008, the Company’s license revenues can fluctuate from quarter to quarter, based on the timing of customers orders due to the long sales cycle and changes in customers’ internal plans for the rollout of software licenses.  The length of time it takes to establish new customer relationships typically ranges from 6 to 12 months and as such the timing of sales can fluctuate significantly.

A small number of customers has typically accounted for a large percentage of the Company’s total annual revenues. Aveva Solutions Limited accounted for 25% and Network Rail accounted for 12% of fiscal 2007 revenue.  Constellation Energy Group accounted for 13% of 2006 revenue, while Network Rail accounted for 16% of fiscal 2005 revenue. The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.   In fiscal 2007 revenue through resellers totaled $485,000 or 5% of total revenue, versus $796,000 or 11% in fiscal 2006 and $507,000 or 9% in fiscal 2005.

Services and Other Revenues
(in thousands)

	2007	Change	2006	Change	2005
Services and other revenues	$5,867	12%	$5,231	3%	$5,088
Percentage of total revenues	65%		75%		87%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to design studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenues increased $636,000 or 12% from $5.2 million in fiscal 2006 to $5.9 million in fiscal 2007.   Non-maintenance services increased $502,000 while maintenance revenue increased $134,000 in fiscal 2007.   Non-maintenance services increased as customers continued to utilize the Company’s resources to assist in implementing their systems in new business areas within their organization and upgrading from older legacy systems to the current versions of eB.  Maintenance increases were due primarily to a full year of maintenance revenue for software purchased late in fiscal 2006 including a new customer, Defense Threat Reduction Agency, and expansions from two existing customers, JEA and Trinity Industries.

Service and other revenues had a slight increase of $143,000 or 3% from fiscal 2005 to fiscal 2006.  Non-maintenance services increased $134,000 while maintenance revenue increased $9,000.  Non-maintenance services increased slightly as customers continued to utilize the Company’s resources to assist in implementing their systems in new business areas within their company and upgrading from older legacy systems to the current versions of eB.

We anticipate that service and other revenue will fluctuate primarily due to fluctuations in sales to new customers, which require more services that typically include a business process study, integration with other business systems and training.  In addition, we expect that service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of Licenses Revenues
(in thousands)

	2007	Change		2006	Change	2005
Cost of License Revenues	$169	(48	) %	$324	57%	$206
Percentage of total revenues	1%			4%		4%
Cost of licenses revenues consists of costs associated with reselling third-party products and amortization of internal software development costs.

Cost of license revenue decreased $155,000 or 48% in fiscal 2007 compared to fiscal 2006 primarily due to fewer third party software orders.  The gross profit percentage of license revenue increased to 95% in fiscal 2007 from 82% in fiscal 2006 due primarily to the large perpetual license sale to one customer, Aveva Solutions Limited, during fiscal 2007.

Cost of license revenues increased $118,000 or 57% in fiscal 2006 compared to fiscal 2005 primarily due to amortization of software development costs, which totaled $87,000, associated with the Version 14 eB upgrade project completed in November 2005 and an increase in third party software costs of $31,000 for one customer.  However, the gross profit percentage of license revenue increased to 82% in fiscal 2006 from 72% in fiscal 2005 primarily due to the substantial increase in the sales of the Company’s proprietary software during fiscal 2006 while the related costs were limited to the amortization of the Company’s capitalized software development costs.

We expect the cost of license revenues to fluctuate based on customer requirements for third-party software products since these costs have the largest impact on cost of license revenues.  We expect the gross profit percentage from license revenues to improve as sales of the Company’s proprietary software become a greater portion of total license revenues in future years.

Cost of Services and Other Revenues
(in thousands)

	2007	Change	2006	Change	2005
Cost of services and other revenues	$2,477	5%	$2,370	6%	$2,232
Percentage of total revenues	28%		34%		38%

Cost of services and other revenues consists primarily of personnel-related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenues increased by $107,000 or 5% in fiscal 2007 compared to fiscal year 2006 due to higher personnel related costs primarily related to bonuses.  The gross profit percentage on services and other revenues increased to 58% in fiscal 2007 from 55% in fiscal 2006 primarily due to the increased services and other revenues to both new and existing customers resulting in a higher utilization of service engineers applied to service contracts.

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

Operating Expenses

Research and Development
(in thousands)

	2007	Change	2006	Change	2005
Research and development expenses	$1,152	9%	$1,058	24%	$852
Percentage of total revenue	13%		15%		15%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

In fiscal 2007, research and development expenses increased $94,000, or 9% compared to fiscal 2006 primarily due to higher consulting fees of $53,000 in connection with services to integrate our eB product with the Microsoft Office SharePoint server environment.  In addition, in fiscal 2006 there was a total of $35,000 of labor cost capitalized related to an updated version of our eB version 14 software product, while there was no labor costs capitalized in fiscal 2007.

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

Marketing and Sales
(in thousands)

	2007	Change		2006	Change		2005
Marketing and sales expenses	$1,936	(20	) %	$2,410	(37	) %	$3,799
Percentage of total revenue	22%			35%			65%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct sales force, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

In fiscal 2007, marketing and sales expenses decreased $474,000, or 20% compared to fiscal 2006 due to lower personnel related costs of $591,000 with the consolidation of certain functions within the department.  These lower costs were offset by higher professional fees of $100,000 related to the closing of the Aveva Solutions Limited license sale and tradeshow costs of $17,000 for marketing support associated with the Company’s name change and goal to improve our communications and positioning in the marketplace.

In fiscal 2006, marketing and sales expenses decreased $1,389,000 or 37% when compared to fiscal 2005.  This decrease is primarily due to a reduction in personnel in September 2005 resulting in $756,000 lower personnel related costs and reduced costs of $589,000 for advertising, consulting, and tradeshows.

We expect marketing and sales expense to increase in absolute dollar.

General and Administrative
(in thousands)

	2007	Change	2006	Change		2005
General and administrative expenses	$1,719	6%	$1,622	(19	) %	$1,994
Percentage of total revenue	19%		23%			34%

General and administrative expenses consist primarily of personnel cost for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overall corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

In fiscal 2007, general and administrative expenses increased by $97,000, or 6% when compared to fiscal 2006.  This increase was due to higher legal and professional fees of $180,000 related to the Company’s public filings and the license sale to Aveva Solutions Limited, offset by lower personnel related expenses primarily related to FAS 123R expenses.

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

We expect that general and administrative expenses will increase slightly in absolute dollars in comparison to the prior year but decrease as a percentage of total revenue in fiscal 2008.

Interest & Other Income
(in thousands)

	2007	Change		2006	Change	2005
Interest & other income	$2	(50	) %	$4	300%	$1
Percentage of total revenue	-%			-%		-%

Interest and other income consists primarily of interest earned on our cash and cash equivalents, gains on revaluation of derivatives or foreign translation adjustments, and gains on the sale of assets.  In fiscal 2007, interest and other income decreased to $2,000 from $4,000 primarily due to a decrease in the foreign translation exchange and offset by an increase in interest earnings.

In fiscal 2006, interest and other income increased to $4,000 from $1,000, a net increase of $3,000, primarily from a foreign translation exchange difference.

Interest & Other Expense
(in thousands)

	2007		Change	2006		Change		2005
Interest & other expense	$261		5%	$248		(15	) %	$291
Percentage of total revenue	(3	) %		(4	) %			(5	) %

Interest and other expense increased $13,000 from fiscal 2006 to 2007. This increase was primarily due to loss on sales of assets of $5,000, interest expense of $4,000, and loss on foreign translation of $4,000.

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

Deemed Preferred Dividends
(in thousands)

	2007	Change		2006		Change		2005
Deemed preferred dividends	$-	(100	) %	$1,000		(55	) %	$2,200
Percentage of total revenue	-%			(14	) %			(38	) %

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

In March 2006 the Company completed a further round of financing whereby the Company issued 2,450 shares of Series I Preferred Stock along with 925,926 common stock warrants for gross proceeds of $500,000 and the exchange and cancellation of 1,950 shares of Series H Convertible Preferred Stock. In accordance with EITF 00-27 “Application of issue No 98-5 to Certain Convertible Instruments,” the Company calculated using the Black–Scholes method the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $500,000.

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

Cumulative Preferred Dividends
(in thousands)

	2007		Change		2006		Change	2005
Cumulative preferred dividends	$264		(25	) %	$354		18%	$301
Percentage of total revenue	(3	) %			(5	) %		(5	) %

The outstanding Series F Convertible Preferred Stock was entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Cumulative preferred dividends earned in fiscal 2007 and fiscal 2006 were $264,000 and $265,000, respectively.  Unpaid dividends accrue interest at the rate of 8% per annum. As of September 30, 2007, unpaid dividends and accrued interest amounted to $1,058,000 and$175,000, respectively. As of September 30, 2006, unpaid dividends and accrued interest amounted to $794,000 and $93,000, respectively.

The outstanding Series I Convertible Preferred Stock was entitled to receive dividends of 6.75% of the stated value of $1,000 per share per annum, payable on a monthly basis in cash or common stock accrued through the July 10, 2006 effective date of the registration statement filed by the Company that included the common stock issuable under the Series I Convertible Preferred Stock (“Series I Preferred Stock”).  Cumulative preferred dividends earned for fiscal 2006 were $55,000 and no cumulative preferred dividends were earned for fiscal 2007. Unpaid dividends did not accrue interest. As of September 30, 2007, unpaid dividends amounted to $55,000. On October 22, 2007 a total of 358,809 shares of the Company’s common stock were issued based on a $0.15 fair market price in payment of the Series I Convertible Preferred Stock dividends owed.

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

 Liquidity and Capital Resources

At September 30, 2007, our principal sources of liquidity consisted of $553,000 of cash and cash equivalents compared to $95,000 at September 30, 2006. During fiscal 2007, we received payment of $2,000,000 relating to a large license and development fee sale in October 2006. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors.

In past years, the Company has received loans from Spescom Ltd. to meet its obligations.  The outstanding balance of its demand notes owed to Spescom Ltd. as of September 30, 2007 was $676,000 as compared to $680,000 at September 30, 2006.  On October 10, 2007 the notes along with all of the Company’s common stock and Series F Preferred Stock held by Spescom Ltd. were sold to ERP2 Holdings, LLC (“ERP2”).

On January 14, 2008, the Company entered into a term sheet with ERP2 that provides, among other things, for the concurrent consummation (the “ERP2 Closing”) of the following transactions: (i) the extension of the maturity date of the existing demand notes to the date that is two years from the date of the ERP2 Closing; (ii) the agreement of ERP2 not to call such demand notes following an event of default, prior to September 30, 2008; and (iii) the issuance of additional notes to ERP2 in the aggregate principal amount of $1,500,000 with a maturity date two years from the date of the ERP2 Closing Date.  Disbursement of $300,000 of such aggregate principal amount is subject to delivery at the ERP2 Closing of definitive transaction documents pursuant to the term sheet.  Disbursement of the remaining $1,200,000 of such amount is subject to completion of all actions required to be completed by the Company in order to effectuate a 1000-to-1 reverse split of the Company’s common stock and the deregistration of the Company’s common stock under the Securities Exchange Act of 1934.  Any failure of the Company to consummate such actions by April 30, 2008 will constitute an event of default under the extended demand notes and under the additional notes contemplated by the term sheet.  Additional information regarding the term sheet entered into between the Company and ERP2 is provided under Note 13 (“Subsequent Events”) to the Company’s consolidated financial statements.

At September 30, 2006, the Company had a payable to Spescom Ltd. of $534,000. This amount including interest was paid in full as of January 2007 with funds received from the large license and development fee sale in October 2006.

Cash provided from operating activities was $567,000 for fiscal 2007 due to the income the Company generated in the fiscal year.  Net income was adjusted for non-cash activities of $575,000 comprised primarily of $179,000 in depreciation and amortization, $114,000 for FAS 123R period charge for employee stock options, $227,000 in unpaid interest on notes payable to Spescom Ltd., and $55,000 in common stock options issued to a consultant for services.  On an operating basis the Company also had a $231,000 decrease in deferred revenue due primarily to one customer’s prepayment in 2005 of maintenance for three years.

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

Cash used in investing activities was $83,000 for fiscal 2007.  In fiscal 2007 the Company purchased $152,000 of property and equipment, of which $69,000 was financed through a new capital lease, in connection with the renovation of it corporate headquarters in San Diego, California.

Cash used in investing activities was $78,000 for fiscal 2006.  In fiscal 2006 the Company capitalized $35,000 in software development costs associated with its release of its eB product with a new architecture. In fiscal 2006 the Company purchased $43,000 of property and equipment in connection with the move into a new office facility in the United Kingdom.

In fiscal 2007 cash used by financing activities was $33,000 primarily relating to payments of capital lease obligations.  In fiscal 2006 cash provided by financing totaled $676,000 the result of $716,000 through two private placements less $40,000 in payments of capital lease obligations.  The private placements were in connection with the issuance of the Series H and I Convertible Preferred Stock.

The Company believes its capital requirements will continue to vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and third party products and receivables management.  The Company’s future liquidity will depend on financing from ERP2 and its ability to generate new system sales of its eB product suite in the near term, which cannot be assured. Management believes that the Company’s current cash and receivables and cash that may be generated from operations and received from ERP2 pursuant to the above-referenced term sheet, will be sufficient to meet its short-term needs for working capital for at least the next year.  However, the Company may not be able to obtain sufficient orders to enable the Company to continue on a cash flow break-even level, which would be necessary to continue operations in the absence of further financing.  Future equity financings, if available to the Company, would be dilutive to the existing holders of the Company’s common stock.  Future debt financings, if available to the Company, would likely involve restrictive covenants.

Net Operating Loss Tax Carryforwards

As of September 30, 2007, the Company had a net operating loss carryforward (“NOL”) for federal income tax purposes of $31,442,000, which expires over the years 2008 through 2025. The Company also had a NOL carryforward for state income tax purposes of $4,833,000, which expires over the years 2008 through 2013. In addition, the Company generated but has not used research and investment tax credits for federal income tax purposes of approximately $274,000, which will substantially expire in the years 2008 through 2012. Under the Internal Revenue Code of 1986, as amended (the “Code”), the Company generally would be entitled to reduce its future Federal income tax liabilities by carrying unused NOL forward for a period of 20 years to offset future taxable income earned, and by carrying unused tax credits forward for a period of 20 years to offset future income taxes. As a result of the Spescom Ltd’s sales of its equity interests in the Company to ERP2 Holdings, LLC on October 10, 2007 an ownership change occurred. The Company’s ability to utilize the consolidated NOL in future years will be limited pursuant to Code Section 382. The annual limitation is estimated to be approximately $550,000.

Off-Balance Sheet Arrangements

At September 30, 2007 and 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company were engaged in such relationships.

Foreign Currency

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. In fiscal 2007, revenues recorded in the United States were 42% of total revenue and revenues from Europe and other locations were 58% of total revenue.   In fiscal 2006, revenues recorded in the United States were 65% of total revenue and revenues from Europe and other locations were 35% of total revenue.   For fiscal 2005, revenues recorded in the United States were 54% of total revenues, and revenues from Europe and other locations were 46% of total revenues.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.   Revenue in fiscal 2007 and fiscal 2006 were improved by foreign currency gains of $238,000 and $10,000, respectively, in each case due to a weakened dollar value compared to the pound sterling.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at September 30, 2007, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
	Total	Less
		Than	1-3	3-5	Over 5
		1 Year	Years	Years	Years

Notes and Accounts Payable to Spescom Ltd.	$676,000	$676,000	—	—	—
Lease commitments – Operating Leases	1,132,000	253,000	$521,000	$358,000	—
Lease commitments – Capital Leases	110,000	40,000	37,000	33,000	—
Total	$1,918,000	$969,000	$558,000	$391,000	—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk.  As of September 30, 2007, 2006 and 2005 the Company did not have any investments in money market accounts.

Foreign Exchange Risk

Our revenue originating outside the United States was 58%, 35% and 46% for fiscal 2007, 2006 and 2005, respectively. International sales are made mostly from our foreign sales subsidiary in the United Kingdom.  The functional currency of the Company’s United Kingdom subsidiary is the pound sterling. Our subsidiary incurs and settles most of its expenses in its local currency.

The assets and liabilities of our subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the daily current exchange rates. Gains and losses from translation are included in stockholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Enterprise Informatics Inc.
San Diego, California

We have audited the consolidated balance sheets of Enterprise Informatics Inc. (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders’ deficit, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule of Enterprise Informatics Inc. listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Informatics Inc. as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
January 15, 2008

                                           ENTERPRISE INFORMATICS INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$553,000	$95,000
Receivables, net	746,000	854,000
Other current assets	204,000	190,000
Total current assets	1,503,000	1,139,000

Property and equipment, net	211,000	131,000
Computer software, net	321,000	425,000
Other assets	27,000	28,000
Total assets	$2,062,000	$1,723,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$338,000	$792,000
Note and accrued interest payable to Spescom Ltd.	—	550,000
Preferred stock dividend payable to Spescom Ltd.	1,233,000	887,000
Accrued liabilities	1,465,000	1,446,000
Lease obligations– current portion	32,000	44,000
Deferred revenue	2,611,000	2,752,000
Series I redeemable preferred stock, par value $0.01 per share, 2,450 shares authorized; 2,450
shares issued and outstanding in 2006	—	2,450,000
Total current liabilities	5,679,000	8,921,000

Notes and accrued interest payable to Spescom Ltd.	676,000	664,000
Lease obligations	55,000	16,000
Total liabilities	6,410,000	9,601,000

Shareholders’ deficit:
Convertible preferred stock, 243,239 remaining shares authorized
Series F - par value $1.00 per share; 5,291 shares authorized, issued and
outstanding in 2007 and 2006	6,790,000	6,790,000
Series I - par value $0.01 per share; 2,450 shares authorized;
2,450 shares issued and outstanding in 2007	2,450,000	—
Common stock, no par value, 100,000,000 shares authorized; 37,503,523 and 37,144,494
shares issued and outstanding in 2007 and 2006	76,495,000	76,581,000
Common stock warrants	1,505,000	1,505,000
Accumulated other comprehensive loss	(537,000)	(441,000)
Accumulated deficit	(91,051,000)	(92,313,000)
Total shareholders’ deficit	(4,348,000)	(7,878,000)

Total liabilities and shareholders’ deficit	$2,062,000	$1,723,000

The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE INFORMATICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2007	2006	2005
Revenues:
Licenses	$3,107,000	$1,775,000	$737,000
Services and other	5,867,000	5,231,000	5,088,000
Total revenues	8,974,000	7,006,000	5,825,000

Cost of revenues:
Licenses	169,000	324,000	206,000
Services and other	2,477,000	2,370,000	2,232,000
Total cost of revenues	2,646,000	2,694,000	2,438,000

Gross profit	6,328,000	4,312,000	3,387,000

Operating expenses:
Research and development	1,152,000	1,058,000	852,000
Marketing and sales	1,936,000	2,410,000	3,799,000
General and administrative	1,719,000	1,622,000	1,994,000
	4,807,000	5,090,000	6,645,000

Income (loss) from operations	1,521,000	(778,000)	(3,258,000)

Interest and other income	2,000	4,000	1,000
Interest and other expense	(261,000)	(248,000)	(291,000)
Net income (loss)	1,262,000	(1,022,000)	(3,548,000)

Deemed preferred dividend	—	(1,000,000)	(2,200,000)
Net income (loss) available after deemed preferred dividend	1,262,000	(2,022,000)	(5,748,000)

Cumulative preferred dividends	(264,000)	(354,000)	(301,000)
Net income (loss) available to common shareholders	$998,000	$(2,376,000)	$(6,049,000)

Earnings per share:
Basic	$0.03	$(0.06)	$(0.17)
Diluted	$0.02	$(0.06)	$(0.17)
Weighted average shares outstanding:
Basic	37,324,000	36,876,000	34,941,000
Diluted	49,841,000	36,876,000	34,941,000

Statement of Comprehensive Loss
Net income (loss)	$1,262,000	$(1,022,000)	$(3,548,000)
Other Comprehensive income (loss):
Foreign currency translation adjustment	(96,000)	(88,000)	34,000
Comprehensive income (loss)	$1,166,000	$(1,110,000)	$(3,514,000)

The accompanying notes are an integral part of these consolidated financial statements.

                                             ENTERPRISE INFORMATICS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
Years Ended September 30, 2007, 2006 and 2005
(In thousands except preferred share data)
						Accumulated
						Other
	Preferred Stock		Common Stock		Stock	Comprehensive	Accumulated		Comprehensive
	Share	Amount	Share	Amount	Warrants	Income	Deficit	Total	Income (Loss)
Balance at September 30, 2004	5,291	6,790	34,143	74,726	278	(387)	(84,543)	(3,136)
Exercise of stock options	—	—	74	10	—	—	—	10
Issuance of Series G Preferred
Stock & Warrants( see Note 6)	2,200	2,200	—	552	1,197	—	(2,200)	1,749
Preferred Stock dividend Series F	—	—	—	(264)	—	—	—	(264)
Preferred Stock dividend Series G	—	—	82	—	—	—	—	—
Warrants issued for services	—	—	—	—	30	—	—	30
Expiration of warrants	—	—	—	133	(133)	—	—	—
Conversion of Series G Preferred
Stock into Commn Stock	(750)	(750)	2,428	750	—	—	—	—
Warrants exercised	—	—	91	31	(13)	—	—	18
Extension of expiration date of
warrants (see Note 7)	—	—	—	—	147	—	—	147
Foreign currency translation
adjustment	—	—	—	—	—	34	—	34	$34
Net loss	—	—	—	—	—	—	(3,548)	(3,548)	(3,548)
Total comprehensive loss	—	—	—	—	—	—	—	—	$(3,514)
Balance at September 30, 2005	6,741	$8,240	36,818	$75,938	$1,506	$(353)	$(90,291)	$(4,960)
Exhange Series G Preferred Stock
for Series H Preferred Stock	(1,450)	(1,450)	—	—	—	—	—	(1,450)
(See Note 6)
Issuance of Series H Preferred
Stock (see Note 6)	1,950	1,950	326	303	133	—	(500)	1,886
Exchange Series H Preferred Stock
for Series I Preferred Stock	(1,950)	(1,950)	—	—	—	—	—	(1,950)
Issuance of Series I Preferred
Stock (see Note 6)	2,450	2,450	—	175	—	—	(500)	2,125
Reclass of Series I Preferred Stock
to current liabilities (see Note 6)	(2,450)	(2,450)	—	—	105	—	—	(2,345)
Preferred Stock dividend Series F	—	—	—	(264)	—	—	—	(264)
Preferred Stock dividend Series I	—	—	—	(46)	—	—	—	(46)
Warrants issued for services	—	—	—	—	40	—	—	40
Expiration of warrants	—	—	—	279	(279)	—	—	—
FAS 123 period charge for
employee stock options	—	—	—	196	—	—	—	196
Foreign currency translation
adjustment	—	—	—	—	—	(88)	—	(88)	$(88)
Net loss	—	—	—	—	—	—	(1,022)	(1,022)	(1,022)
Total comprehensive loss	—	—	—	—	—	—	—	—	$(1,110)
Balance at September 30, 2006	5,291	$6,790	37,144	$76,581	$1,505	$(441)	$(92,313)	$(7,878)
Preferred Stock dividend Series F	—	—	—	(264)	—	—	—	(264)
Options issued for services	—	—	—	—	55	—	—	55
Cashless exercise	—	—	289	55	(55)	—	—	0
Exercise of stock options	—	—	70	9	—	—	—	9
FAS 123 period charge for
employee stock options	—	—	—	114	—	—	—	114
Reclass of Series I Preferred Stock
to Equity (see Note 6)	2,450	2,450	—	—	—	—	—	2,450
Foreign currency translation	—	—	—	—	—	(96)	—	(96)	$(96)
Net loss	—	—	—	—	—	—	1,262	1,262	1,262
Total comprehensive loss	—	—	—	—	—	—	—	—	$1,166
Balance at September 30, 2007	7,741	$9,240	37,503	$76,495	$1,505	$(537)	$(91,051)	$(4,348)
                            The accompanying notes are an integral part of these consolidated financial statements.

     ENTERPRISE INFORMATICS INC.
   CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,262,000	$(1,022,000)	$(3,548,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,000	167,000	84,000
Loss on disposal of assets	6,000	—	—
Unpaid interest on notes payable	227,000	253,000	135,000
Deferral of professional service charge from Spescom Ltd.	—	—	302,000
Share-based compensation	114,000	196,000	—
Impairment of capitalized software	—	—	36,000
Extension of expiration date on warrants	—	—	147,000
Compensation for options issued to consultants	55,000	40,000	30,000
Changes in assets and liabilities:
Receivables, net	122,000	(222,000)	333,000
Other current assets	(6,000)	(115,000)	228,000
Accounts payable	(476,000)	416,000	(68,000)
Payable to Spescom Ltd.	(578,000)	(7,000)	20,000
Accrued liabilities	(101,000)	(133,000)	156,000
Deferred revenue	(231,000)	(346,000)	1,119,000
Net cash provided (used) in operating activities	567,000	(773,000)	(1,026,000)

Cash flows from investing activities:
Purchases of property and equipment	(83,000)	(43,000)	(14,000)
Capitalization of software development costs	—	(35,000)	(514,000)
Purchases of software	-	—	(39,000)
Net cash used in investing activities	(83,000)	(78,000)	(567,000)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,000	—	10,000
Proceeds from exercise of warrants	—	—	18,000
Net proceeds from private placement of preferred stock	—	716,000	1,750,000
Payments on capital lease obligations	(42,000)	(40,000)	(31,000)
Net cash (used) provided by financing activities	(33,000)	676,000	1,747,000

Effect of exchange rate changes on cash	7,000	(15,000)	22,000

Net increase (decrease) in cash and cash equivalents	458,000	(190,000)	176,000
Cash and cash equivalents at beginning of period	95,000	285,000	109,000

Cash and cash equivalents at end of period	$553,000	$95,000	$285,000

*See Note 1 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

                                        ENTERPRISE INFORMATICS INC.
                            Notes to Consolidated Financial Statements – September 30, 2007, 2006 and 2005

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

Principles of Consolidation

The consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned United Kingdom subsidiary, Enterprise Informatics Ltd. All significant intercompany balances and transactions have been eliminated.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2007 and 2006, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans, leases and lines of credit approximate their fair values based on current market rates of interest.

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

A small number of customers has typically accounted for a large percentage of the Company’s annual revenues. Aveva Solutions Limited and Network Rail accounted for 25% and 12% of revenue for fiscal 2007.  Constellation Energy Group accounted for 13% of revenues for fiscal 2006, while Network Rail accounted for 16% of revenues for fiscal 2005.

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

Accumulated depreciation and amortization of property, equipment and purchased software was $584,000 and $1,400,000 at September 30, 2007 and 2006, respectively. In fiscal 2007 the Company reduced its office space and disposed of obsolete and virtually fully amortized property and equipment totaling $905,000 with a related accumulated depreciation of $899,000. Depreciation expense was $70,000, $79,000 and $83,000 for the years ended September 30, 2007, 2006 and 2005, respectively.  Expenditures for ordinary repairs and maintenance are expensed as incurred while major additions and improvements are capitalized.

Software Development Costs

Software development costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. In fiscal 2007 the Company did not capitalize internal software development costs.   In fiscal 2006 the Company capitalized $35,000 of internal software development costs, while the Company capitalized $514,000 of internal software developments costs in fiscal 2005.  Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to four years. Accumulated amortization of capitalized software costs was $192,000 and $88,000 at September 30, 2007 and 2006, respectively. The related amortization expense was $104,000 and $87,000 for the years ended September 30, 2007 and 2006, respectively.   The Company has determined that none of its capitalized development costs has been impaired as of September 30, 2007 in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset’s carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.  The Company concluded in fiscal 2007 and 2006 that there were no events or changes in circumstances that would indicate that the carrying amounts of long-lived assets were impaired.

Share-Based Payments

In April 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 2007 Plan is 7,500,000.  As of September 30, 2007, options to purchase 5,768,000 shares were outstanding, of which 1,692.250 were issued under the 2007 Plan and 4,075,750 were issued under the 1996 Stock Incentive Plan discussed below.

The option vesting period under the 2007 Plan is determined by the Board of Directors or a Stock Option Committee and usually provides that 25% of the options granted can be exercised immediately from the date of grant, and thereafter, those options vest and become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the date of grant. Options granted are generally due to expire upon the sooner of ten years from date of grant, the date of termination of services for cause by the Company, twelve months after termination of services due to death or disability, 90 days after termination of services due to retirement in accordance with the Company’s retirement policy, or three months after termination of services other than for cause by the Company or due to death, disability or retirement.  The option exercise price is equal to the fair market value of the common stock on the date of grant.  Options granted to employees under the 2007 Plan may be either incentive stock options or nonqualified options. Options granted to non-employee directors under the 2007 Plan may only be nonqualifies options.

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 1996 Plan was 7,425,000.  As of September 30, 2006, options to purchase 4,455,000 shares were outstanding.   The 1996 Plan expired as of March 31, 2006 and therefore no further grants are available from this Plan.  The Company  adopted a new sock incentive plan in fiscal 2007.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

	Years ended September 30,
	2007	2006
Dividend Yield	0%	0%
Expected Volatility	222%	391%
Risk free interest rate	4.5%	4.7%
Expected lives	10	10

The weighted-average estimated fair value of employee stock options granted during fiscal 2007 and fiscal 2006 using the Black-Scholes model were as follows:

	Years ended September 30,
	2007	2006
Research and development	$7,000	$10,000
Marketing and sales	36,000	63,000
General and administrative	71,000	123,000

Share-based compensation	$114,000	$196,000

Basic and diluted net income (loss) per share attributable to common shareholders
Basic	$0.03	$(0.06)
Diluted	$0.02	$(0.06)

A summary of option activity under the Plan as of September 30, 2007, and changes during the fiscal year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(000)	Price	Term	Value

Outstanding Options at September 30, 2006	4,455	$0.28
Granted	1,696	$0.14
Exercised	(70)	$0.13
Forfeited or expired	(313)	$0.41

Outstanding at September 30, 2007	5,768	$0.24	7.1	$-

Exercisable at September 30, 2007	3,942	$0.28	5.8	$-

The weighted-average grant-date fair values of options granted during the fiscal years ended September 30, 2007 and 2006 were $0.14 and $0.12, respectively, per share.

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

Year ended
September 30,
2005
Net income (loss) used in computing net income (loss) per share
As reported	$(6,049,000)
Add: Total stock based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(190,000)
Pro forma	$(6,239,000)
Basic and diluted net loss per share
As reported	$(0.17)
Pro forma	$(0.18)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Year ended
September 30,
2005
Dividend yield	0%
Expected volatility	154%
Risk free interest rate	4%
Expected lives (years)	10

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

Net Loss per Common Share

Basic net income (loss) per common share is computed as net loss divided by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed as net loss divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the year and assumes conversion into common stock at the beginning of each period of all outstanding shares of convertible preferred stock, stock options, warrants and other potential common stock. Computations of diluted net loss per share do not give effect to individual potential common stock for any period in which their inclusion would be anti-dilutive.

Statements of Cash Flows

The following table provides supplemental cash flow information:

	Years ended September 30,
	2007	2006	2005
Supplemental cash flow information:
Interest paid	$95,000	$12,000	$12,000

Non-cash financing and investing activities:
Deemed preferred dividend on private placement	$-	$1,000,000	$2,200,000
Expiration of warrants	$-	$279,000	$133,000
Accrued preferred stock dividends	$264,000	$310,000	$265,000
Acquisition of equipment under capital lease	$69,000	$-	$68,000
Preferred stock coversion to common stock	$-	$44,000	$-
Beneficial conversion of Series H	$-	$762,000	$-

Note 2—Summary of Significant Accounting Policies

Recent Accounting Pronouncements

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

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” FAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. FAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. The
Company has not determined the impact, if any, the adoption of FAS 157 will have on its financial position and results of operations.

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an Amendment of FASB Statements No. 87, 88, 106 and 132(R).” FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. FAS 158 was effective for us as of the end of the fiscal year ending after December 15, 2006. We do not expect the adoption of FAS 158 to significantly affect our financial condition or results of operations.

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

In October 2006, the FASB issued FAS 123R-5, “Amendment of FASB Staff Position FAS 123R-1,” to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. FAS 123R.” The provisions in FAS 123R-5 are effective for us in the quarter beginning January 1, 2007. We do not expect the adoption of FAS 123R-5 to significantly affect our financial condition or results of operations.

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

Note 3 – Spescom Ltd. Transactions and Related Parties

As of September 30, 2007 and 2006 there were 5,291 shares of Series F Convertible Preferred Stock with a stated value of $1,000 per share held by Spescom Ltd., the then majority shareholder of the Company. The Series F Convertible Preferred Stock was originally convertible into common stock, at a stated conversion price of $0.45 per share subject to certain anti-dilution provisions. As a result of these anti-dilution provisions and the issuance of the Series I Convertible Preferred Stock in March 2006, the conversion price has been adjusted to $0.39 per share. The conversion is at the option of the holder of the Series F Convertible Preferred Stock through September 30, 2008. The outstanding Series F Convertible Preferred Stock is entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of September 30, 2007, unpaid dividends and accrued interest amounted to $1,058,000 and $175,000, respectively. As of September 30, 2006, unpaid dividends and accrued interest amounted to $794,000 and $93,000, respectively.  The Series F Convertible Preferred Stock is convertible at the currently effective conversion price based on the stated value of the Series F Convertible Preferred Stock and the amount of unpaid accrued dividends interest thereon.  Subsequent to yearend, Spescom Ltd. sold all of its interests in the Company to ERP2 Holdings, LLC.  See Note 13-Subsequent Events.

Related party liabilities consist of the following:

	Years ended September 30,
	2007	2006
Notes and accrued interest payable on demand - Spescom UK	$-	$16,000
Payable to Spescom UK	-	197,000
Payable to Spescom Ltd.	-	337,000
Payable to Spescom Ltd.	$-	$550,000

Notes and accrued interest payable on demand - Spescom UK	$676,000	$664,000
Notes and accrued interest payable to Spescom Ltd.	$676,000	$664,000

As of September 30, 2007, the Company had two existing demand notes payable to Spescom Ltd. UK, a wholly owned subsidiary of Spescom Ltd., for the original principal amounts of $400,000 and $500,000, each bearing interest at the rate of 10% per annum.  As of September 30, 2007 and 2006, the balance owed on the notes including interest was $676,000 and $680,000, respectively. Interest expense on the notes was $73,000 and $65,000 for the years ended September 30, 2007 and 2006, respectively.  These notes were collateralized by a security interest in favor of both Spescom Ltd. and Spescom Ltd. UK in respect of all the Company’s assets. In November 2005 the Company’s wholly owned subsidiary, Enterprise Informatics Ltd. agreed to guarantee certain loan obligations of Spescom Ltd. which totaled $1.2 million as of September 30, 2007.  The proceeds of these loans had been used by Spescom Ltd. in prior years to provide working capital to the Company. The guarantee was secured by the assets of Enterprise Informatics Ltd., which totaled $563,000 as of September 30, 2007.  Upon Spescom Ltd.’s sale in October 2007 of its interest in the Company to ERP2 Holdings, LLC ("ERP2"), which included the sale of the two notes, Enterprise Informatics Ltd. is no longer obligated under the guarantee. In addition, on January 14, 2008, the Company and ERP2 entered into a term sheet that provides, among other things, for (i) the extension of the maturity date of the notes acquired by ERP2 from Spescom Ltd. to the date that is two years from the date of issuance of certain additional notes pursuant to the term sheet , and (ii) the agreement of ERP2 not to call such notes following an event of default, prior to September 30, 2008.

Under a royalty arrangement beginning in fiscal 2004, Spescom Ltd. resold the Company’s software and maintenance services in South Africa. In February 2006 the royalty arrangement with Spescom Ltd. was terminated and the company entered into a new reseller arrangement with a third party company, DocQnet International, for the South African market. As part of the termination the Company assumed responsibility for the remaining maintenance obligations owed by Spescom Ltd. to their customers.  The deferred maintenance obligation assumed totaled $99,000 and was deducted from the payable balance owed by the Company to Spescom Ltd. There were no royalty revenues recognized under the royalty agreement with Spescom Ltd. for the year ended September 30, 2007, while the royalty revenue recognized for the years ended September 30, 2006 and 2005 were $117,000 and $81,000, respectively.  In September 2005, Spescom Ltd. performed certain marketing and business development projects for the Company along with assisting in raising working capital.  As of September 30, 2006, the outstanding balance owed to Spescom Ltd. for these services and accrued interest amounted to $302,000 and $35,000, respectively. In January 2007, the outstanding balance, including accrued interest, was paid in full.

Prior to February 10, 2006, Spescom Ltd. UK provided certain administrative and accounting functions for the Company’s United Kingdom subsidiary.  The Company was billed a monthly fee by Spescom Ltd. UK for reimbursement of certain costs in the United Kingdom including the office facilities, all accounting and human resources services, and certain corporate marketing activities. After February 10, 2006, Spescom Ltd. no longer provided these administrative or accounting functions and the Company’s United Kingdom subsidiary relocated to another facility.  For the year ended September 30, 2007 there were no administrative fees or rent fees charged by Spescom Ltd. UK.  For the years ended September 30, 2006 and 2005 the administrative fees totaled $226,000 and $605,000, respectively. The office rent included in the administrative fee totaled $132,000 and $354,000, respectively, for the years ended September 30, 2006 and 2005. At September 30, 2006, the Company had a payable to Spescom Ltd. UK of $213,000, which was paid in full in fiscal year 2007. In 1999, as part of an agreement to sell a 60% interest in its United Kingdom subsidiary to Spescom Ltd., the lease for the United Kingdom office facility was to be assigned to Spescom Ltd. UK; however, the landlord did not grant its consent to the assignment and as such Spescom Ltd.UK has paid the lease for the entire office directly to the landlord.  The lease expired on March 14, 2006.  The landlord has claimed that the Company owes certain dilapidation payments under the lease.  The Company has disputed such claims and believes there will be no material effect once resolved.

Since February 10, 2006 the Company has provided certain accounting and administrative functions at fair value for Spescom Ltd. UK.  The Company has received compensation of $34,000 and $20,000 for the year ended September 30, 2007 and 2006, respectively, for the accounting and administrative services rendered.

Note 4 – Balance Sheet Information

	September 30,
	2007	2006
Receivables, net:
Receivables	$754,000	$767,000
Unbilled receivables	—	96,000
	754,000	863,000
Less: allowance for doubtful accounts	(8,000)	(9,000)
	$746,000	$854,000

Property and equipment, net:
Computer equipment	$265,000	$1,035,000
Purchase software	297,000	252,000
Equipment under capital leases	178,000	148,000
Furniture & fixtures	21,000	73,000
Leasehold improvements	33,000	23,000
	794,000	1,531,000
Less accumulated depreciation & amortization	(584,000)	(1,400,000)
	$210,000	$131,000

Accrued liabilities
Accrued vacation	$343,000	$331,000
Employee compensation and related expenses	215,000	326,000
Accrued dividends	56,000	46,000
Customer deposits	391,000	327,000
Accrued audit and tax fees	153,000	121,000
VAT and sales tax payable	52,000	29,000
Accrued deferred rent	80,000	106,000
Other	175,000	160,000
	$1,465,000	$1,446,000

Note 5 – Reconciliation of Net Loss and Shares Used in Per Share Computations:

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock awards and shared performance stock awards using the “treasury stock” method. The components of basic and diluted earnings per share were as follows:

	Years ended September 30,
	2007	2006	2005
Net income (loss) available for common shareholders	$998,000	$(2,376,000)	$(6,049,000)

Common stock and common stock equivalents
Basis	37,324,000	36,876,000	34,941,000
Diluted	49,841,000	36,876,000	34,941,000

For the years September 30, 2007, 2006 and 2005, shares totaling 5,768,000, 4,883,000 and 1,541,000, respectively, attributable to outstanding stock options, were excluded in the calculation of diluted earnings per share.

In September 2003, the Company issued an option to purchase 2,500,000 shares of common stock to an investment consulting firm involved in a private placement and the Company issued 5,291 shares of Series F Preferred Stock to Spescom Ltd. and Spescom

UK with a stated value of $1,000 per share which were originally convertible into the Company’s common stock at a stated conversion price of $0.45 per share, subject to certain adjustments to prevent dilution, representing, as of the date of issuance, a total of 11,757,778 shares of common stock.  Also in September 2003, the Company issued warrants to investors who participated in the private placement to purchase 1,008,335 shares of the Company’s common stock.  In November 2004 the Company issued 2,200 shares of Series G Preferred Stock along with certain warrants to purchase 2,197,000 shares of common stock.  The stock options, warrants and convertible preferred stock were excluded from calculations of per share amounts, because their effect would be antidilutive for all periods.

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

Each share of Series I Preferred Stock is convertible into a number of shares of common stock determined by dividing $1,000 by the conversion price per share in effect at the time of conversion, provided that a holder of Series I Preferred Stock may at any given time convert only that number of shares of Series I Preferred Stock such that , upon conversion, the aggregate beneficial ownership of the Company’s common stock of such holder and all persons affiliated with such holder is not more than 9.99% of the Company’s common stock then outstanding. The conversion price per share is equal to 85% of the market price (the volume-weighted average price of the Company’s common stock during the five immediately preceding trading days, subject to adjustment), provided that in no event shall the conversion price exceed a ceiling price of $0.21 per share, or be less than a floor price of $0.0725 per share.

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

October 2005 Private Placement

On October 25, 2005, the Company completed a private placement issuing 1,950 shares of Series H Convertible Preferred Stock (“Series H Preferred Stock”) and warrants for the purchase of 925,926 common shares in exchange for cash of $500,000 and 1,450 shares of previously issued Series G Convertible Preferred Stock. (See Series G Convertible Preferred Stock below.) The common stock warrants have an exercise price of $0.27 per share and expire October 25, 2008. In connection with this transaction, the 1,450 shares of Series G Convertible Preferred Stock then outstanding were cancelled by the Company. Expenses relating to the transaction totaled $64,000 primarily relating to legal and accounting fees. In accordance with EITF 00-27 “Application of Issue No 98-5 to Certain Convertible Instruments,” the Company calculated, using the Black—Scholes method, the intrinsic value of the convertible instruments issued and determined that there was a deemed preferred dividend equal to the gross proceeds received of $500,000.  In March 2006 the Company completed a private placement exchanging all of the Series H Preferred Stock for Series I Convertible Preferred Stock.  See March 2006 Private Placement below.

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

In 2005, 750 shares of the Series G Preferred Stock with a value of $750,000 were converted into 2,428,000 shares of common stock.  In November 2005 the remaining 1,450 shares of Series G Preferred Stock were exchanged for Series H Convertible Preferred Stock as part of a private placement.

Series F Convertible 5% Preferred Stock

On September 30, 2003, the Company issued 5,291 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) with a stated value of $1,000 per share in consideration of the cancellation of $5,291,000 of its debt owed to Spescom Ltd. and its subsidiary (See Note 3).  The Series F Preferred Stock is convertible into the Company’s common stock at a stated conversion price of $0.45 per share, subject to certain anti-dilution provisions.  As a result of such anti-dilution provisions and the issuance of the Series I Convertible Preferred Stock, the conversion price has been adjusted to $0.39 per share.    Upon conversion of the Series F Preferred Stock at the $0.39 per share conversion price, 13,566,667 shares of the Company’s common stock is issuable based on the stated value of the Series F Preferred Stock.  In addition, upon such conversion, 3,160,912 shares of the Company’s common stock is issuable as of September 30, 2007 based on the $1,233,000 of unpaid accrued dividends and interest thereon related to the Series F Preferred Stock as of such date. Upon payment to ERP2 of the dividend declared by the Company on January 14, 2008 (as further described under “Execution of Term Sheet with ERP2 Holdings, LLC, and Associated Issuance of Common Stock Warrant and Declaration of Series F Convertible Preferred Stock Dividend Payable in Common Stock” under “Note 13—Subsequent Events” below), however, all accrued dividends and interest on the Series F Convertible Preferred Stock as of the date of such payment will be satisfied.  Conversion of the Series F Preferred Stock may occur at the option of the holder until September 30, 2008.  On that date, any outstanding Series F Preferred Stock not previously converted will be converted automatically.

The Series F Preferred Stock is entitled to a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends per share and interest on all accrued but unpaid dividends.  The Series F Preferred Stock is also entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  As of September 30, 2007 and 2006, unpaid dividends were $1,058,000 and $794,000, respectively, and related accrued interest amounted to $175,000 and $93,000, respectively.  As part of the transaction, Spescom Ltd. and its U.K. subsidiary received certain demand and piggyback registration rights with respect to the common stock underlying the Series F Preferred Stock.  The holder of each share of preferred stock is entitled to the number of votes equal to the number of shares of common stock which the Series F Preferred Stock is entitled to upon conversion on all matters submitted to the vote of the holders of common stock, and shall vote as a class with the holders of common stock.  In a change of control, merger or sale, the Series F Preferred Stock holders would preserve their conversion rights and would be entitled to the same number and amount of shares immediately prior to such transaction. The Series F Preferred Stock was purchased by ERP2 Holdings, LLC on October 10, 2007 (see Note 12 – Subsequent Events).

Note 7—Shareholders’ Deficit

Exercise of Options to Investment Advisor

On May 9, 2007, the Company settled a dispute arising from claim by its former investment advisor, Cappello Capital Corp. (“Cappello”), asserting that a commission was owed in connection with the license agreement the Company signed with Aveva Solutions Limited in October 2006.  Effective May 9, 2007, the Company agreed to pay Cappello $50,000 and issued to that firm an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share.  On May 23, 2007, Cappello exercised the option in full on a cashless basis and the Company issued to Cappello 289,029 shares of the Company’s common stock.

Issuance of Options to Investor Relations Firm

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

Common Stock Options

In April 2007, the Company adopted its 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 2007 Plan is 7,500,000.  As of September 30, 2007, options to purchase 5,768,000 shares were outstanding, of which 1,692,250 were issued under the 2007 Plan and 4,075,750 were issued under the 1996 Stock Incentive Plan discussed below.

The option vesting period under the 2007 Plan is determined by the Board of Directors or a Stock Option Committee and usually provides that 25% of the options granted can be exercised immediately from the date of grant, and thereafter, those options vest and become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the date of grant. Options granted are generally due to expire upon the sooner of ten years from date of grant, the date of termination of services for cause by the Company, twelve months after termination of services due to death or disability, 90 days after termination of services due to retirement in accordance with the Company’s retirement policy, or three months after termination of services other than for cause by the Company or due to death, disability or retirement.  The option exercise price is equal to the fair market value of the common stock on the date of grant.  Options granted to employees under the 2007 Plan may be either incentive stock options or nonqualified options. Options granted to non-employee directors under the 2007 Plan may only be nonqualified options.

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan was administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  On January 30, 2004 at the stockholder’s meeting a motion was approved to increase the authorized shares by 3,000,000 from 2,425,000 for the maximum number of shares of Common Stock to be issued were 5,425,000, under the 1996 Plan.  As of September 30, 2006, options to purchase 4,454,750 shares were outstanding and there were not shares available for grant as the 1996 Plan expired on March 31, 2006.

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

The following table summarizes information about employee stock options outstanding:

		Years ended September 30,
	2007		2006		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of year	4,454,750	$0.28	4,856,000	$0.30	5,090,750	$0.31
Options granted	1,696,000	$0.14	2,194,000	0.12	150,000	0.23
Options exercised	(70,000)	$0.13	—	—	(74,000)	0.14
Options forfeited	(312,750)	$0.41	(2,595,250)	0.19	(310,750)	0.42
Outstanding at end of year	5,768,000	$0.24	4,454,750	$0.28	4,856,000	$0.30

Options exercisable at end of year	3,941,750		3,410,000		3,758,000

Weighted average fair value of
options during the year	$0.28		$0.32		$0.30

The following table summarizes information about employee stock options outstanding at September 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted
	Number	average		Weighted	Number	Weighted
	outstanding at	remaining		Average	exercisable at	average
	September 30,	contractual		exercise	September 30,	exercise
	2007	life		price	2007	price
Range of Exercise prices
$0.110 to $0.110	80,000	8.24	years	$0.11	40,000	$0.11
$0.130 to $0.130	1,037,500	8.49	years	$0.13	519,500	$0.13
$0.140 to $0.140	1,937,250	9.21	years	$0.14	669,000	$0.14
$0.180 to $0.180	250,000	5.54	years	$0.18	250,000	$0.18
$0.210 to $0.210	1,210,000	5.87	years	$0.21	1,210,000	$0.21
$0.250 to $0.350	585,500	5.27	years	$0.33	585,500	$0.33
$0.370 to $1.063	585,750	2.84	years	$0.59	585,750	$0.59
$1.125 to $1.125	47,000	3.18	years	$1.13	47,000	$1.13
$1.313 to $1.313	30,000	2.99	years	$1.31	30,000	$1.31
$1.875 to $1.875	5,000	2.65	years	$1.88	5,000	$1.88

$0.110 to $1.875	5,768,000	7.07	years	$0.24	3,941,750	$0.28

Note 8 - Income Taxes:

Deferred tax assets and liabilities are comprised of the following:

	September 30,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$11,118,000	$11,727,000
Research and development costs	393,000	404,000
Depreciation and amortization	177,000	61,000
Deferred revenue	811,000	794,000
Accruals	189,000	137,000
Interest to Spescom Ltd.	161,000	-
Credits	-	274,000
Other	16,000	1,000
Total deferred tax assets	12,865,000	13,398,000
Less valuation allowance	(12,865,000)	(13,398,000)
Net deferred tax assets	$—	$—

The Company has recorded a valuation allowance amounting to the entire net deferred tax asset balance due to its lack of a history of earnings, possible limitations on the use of carryforwards, and the expiration of certain of the net operating loss carryforwards (“NOL”) which gives rise to uncertainty as to whether the net deferred tax asset is realizable.   The valuation allowance decreased by $533,000 during the year ended September 30, 2007.  Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

As a result of these provisions, utilization of the NOL may be limited.  There were no significant differences from the Company’s total provision for income taxes as compared to applying the statutory foreign and U.S. federal income tax rates for the years ended September 30, 2007, 2006 and 2005.

The Company has NOL carryforwards of $31,442,000 and $4,833,000 for federal and state tax purposes, respectively, which expire over the years 2008 through 2025.   Effective September 11, 2002, pursuant to California revenue and tax code section 24416.3, no net operating loss deduction would be allowed for any taxable year beginning on or after January 1, 2002, and before January 1, 2004.  For any suspended losses, the carryover period would be extended by one year for losses incurred in tax year beginning on or after January 1, 2002, and before January 1, 2003; and by two years for losses incurred in taxable years beginning before January 1, 2002

On October 10, 2007 Spescom Ltd. sold all of its equity interest in the Company resulting in an ownership change. Consequently, future utilization of the NOL carryforwards is estimated to be limited on an annual basis to approximately $550,000.  See Note 13-Subsequent Events.

Note 9—Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software product.

Revenues for the years ended September 30, 2007, 2006 and 2005, by customer location are as follows:
	2007	2006	2005
United States	$3,738,000	$4,521,000	$2,960,000
Europe, primarily United Kingdom	5,087,000	2,319,000	2,583,000
Other International	149,000	166,000	282,000
	$8,974,000	$7,006,000	$5,825,000

Information by geographic location for the years ended September 30, 2007, 2006 and 2005, are as follows:

			Corporate
	United	Europe and	Research and
	States	other	Development	Consolidated
2007
Revenues	$6,229,000	$2,745,000	$—	$8,974,000
Operating income	1,758,000	915,000	(1,152,000)	1,521,000
Identifiable assets	1,499,000	563,000	—	2,062,000
2006
Revenues	$4,687,000	$2,319,000	$—	$7,006,000
Operating income (loss)	(17,000)	297,000	(1,058,000)	(778,000)
Identifiable assets	1,440,000	283,000	—	1,723,000
2005
Revenues	$3,162,000	$2,663,000	$—	$5,825,000
Operating income (loss)	(1,869,000)	(537,000)	(852,000)	(3,258,000)
Identifiable assets	1,300,000	345,000	—	1,645,000

A majority of the Europe and other revenues and operating income (loss) and all of the identifiable assets are attributable to the Company’s subsidiary in the United Kingdom. The Europe and other segment includes revenues from Aveva Solutions Limited and Network Rail that totaled 25% and 12%, respectively of the Company’s consolidated revenues for the year ended September 30, 2007.  Network Rail revenues totaled 8% and 16% of the Company’s consolidated revenues for the years ended September 30, 2006 and 2005, respectively.  The United States segment includes revenues from Constellation Energy Group that totaled 7%, 13% and 4% of the Company’s consolidated revenues for the years ended September 30, 2007, 2006 and 2005, respectively.  Research and development is performed both in the United States and Europe for the benefit of the entire Company and has not been separately allocated to geographic regions.

Note 10—Long Term Obligations and Commitments

The Company leases equipment and office space under non-cancelable operating and capital leases with terms through September 2012.  Annual future minimum payments under capital and operating leases as of September 30, 2007 are as follows:

	Operating	Capital
	Leases	Leases
2008	$253,000	$40,000
2009	257,000	19,000
2010	264,000	18,000
2011	215,000	18,000
Thereafter	143,000	15,000
Total minimum payments	$1,132,000	110,000

Less amount representing interest		(23,000)

Present value of future minimum payments		87,000
Less current portion		(32,000)

Long-term portion		$55,000

Rent expense for the Company’s principal office for the years ended September 30, 2007, 2006 and 2005 was  $216,000, $231,000 and $232,000, respectively.  Cost of equipment under capital leases at September 30, 2007 and 2006 was $178,000 and $148,000, respectively, with accumulated depreciation of $80,000 and $79,000, respectively.  Payments for equipment under capital leases, including interest for the years ended September 30, 2007 and 2006 were $49,000 and $50,000, respectively.

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

Note 12—Quarterly Results of Operations (Unaudited)

		Fiscal 2007
		Three Months Ended
	December 31,	March 31,	June 30,	September 30,
Revenues	$1,727,000	$3,781,000	$1,764,000	$1,702,000
Gross profit	$1,098,000	$3,049,000	$1,129,000	$1,052,000
Net income (loss)	$(51,000)	$1,452,000	$12,000	$(151,000)
Deemed preferred dividends	$-	$-	$-	$-
Cumulative preferred dividends	$(66,000)	$(66,000)	$(66,000)	$(66,000)
Net income (loss) available to common shareholders	$(117,000)	$1,386,000	$(54,000)	$(217,000)
Basic net income (loss) per common share	$0.00	$0.04	$0.00	$(0.01)
Shares used in computing basic
net income (loss) per common share	37,144,000	37,144,000	37,504,000	37,504,000
Diluted net income (loss) per common share	$0.00	$0.02	$0.00	$(0.01)
Shares used in computing diluted net
income (loss) per common share	37,144,000	87,213,000	37,504,000	37,504,000

		Fiscal 2006
		Three Months Ended
	December 31,	March 31,	June 30,	September 30,
Revenues	$1,832,000	$2,060,000	$1,533,000	$1,581,000
Gross profit	$1,170,000	$1,267,000	$913,000	$962,000
Net income (loss)	$(179,000)	$(102,000)	$(442,000)	$(299,000)
Deemed preferred dividends	$(500,000)	$(500,000)	$-	$-
Cumulative preferred dividends	$(88,000)	$(98,000)	$(97,000)	$(71,000)
Net income (loss) available to common shareholders	$(767,000)	$(700,000)	$(539,000)	$(370,000)
Basic net income (loss) per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Diluted net income (loss) per common share	$(0.02)	$(0.02)	$(0.01)	$(0.01)
Shares used in computing basic and diluted net
income (loss) per common share	36,819,000	36,895,000	36,895,000	36,895,000

Note 13—Subsequent Events

Sales of Spescom Ltd. interests in the Company

On October 10, 2007, pursuant to a Securities Purchase Agreement (the “Agreement”), dated as of September 30, 2007, between Spescom Ltd, and its wholly owned subsidiary Spescom UK (collectively, “Spescom”), on the one hand, and ERP2 Holdings, LLC (“ERP2”), on the other hand, the parties thereto consummated the sale by Spescom to ERP2, for aggregate consideration of $2,500,000, of all shares of the capital stock held by Spescom, two demand notes payable to Spescom, and certain contract rights and other interests held by Spescom in connection with its ownership of such shares and notes (the “Transaction”).

The shares of capital stock sold to ERP2 consist of 15,650,471 shares of the Company’s common stock and 5,291 shares of the Company’s Series F Preferred Stock.  Upon conversion of the Series F Preferred Stock at the $0.34 per share conversion price effect as of January 15, 2008, 15,561,765 shares of the Company’s common stock is issuable based on the stated value of the Series F Preferred Stock.  In addition, upon such conversion, shares of the Company’s common stock are issuable based on any unpaid accrued dividends and interest thereon related to the Series F Preferred Stock as of such date.  As of the date of payment to ERP2 of the dividend declared by the Company on January 14, 2008 (as further described under “Execution of Term Sheet with ERP2 Holdings, LLC, and Associated Issuance of Common Stock Warrant and Declaration of Series F Convertible Preferred Stock Dividend Payable in Common Stock” below), there will be no such unpaid accrued dividends and interest.

By virtue of its ownership of the shares of common stock and Series F Convertible Preferred Stock of the Company purchased in the Transaction, ERP2 is entitled, as of January 13, 2008, to 32,554,099, or 59%, of the total number of votes eligible to be cast on all matters submitted to the vote of the holders of the common stock of the Company. Accordingly, ERP2 controls 59% of the voting power of the voting securities of the Company and is entitled to elect a majority of the board of directors of the Company (the “Board”).

Each of the demand notes sold to ERP2 in the Transaction bears interest at the rate of 10% per annum and is collateralized by a security interest in respect of all of the Company’s assets.  As of September 30, 2007, the balance owed on the notes including interest was $676,000.

The contract rights sold to ERP2 in the Transaction include the rights of Spescom Ltd. under the Stock Purchase Agreement, dated as of January 14, 2000, between the Company and Spescom Ltd.  By virtue of the sale to ERP2 of such rights of Spescom Ltd., the Company is obligated to include two nominees of ERP2 in management’s slate of nominees to be elected to the Board and recommend to its shareholders the election of such nominees for as long as ERP2 or any of its affiliates holds at least 33% of the 16,242,381 shares of the Company’s common stock sold to Spescom Ltd. pursuant to such agreement.

Extension of Demand Notes

On October 22, 2007, the Company and ERP2 Holdings, LLC (“ERP2”), entered into a letter agreement by which ERP2 agreed to forbear from seeking repayment of two demand notes payable to it prior to December 21, 2007 and the Company, in exchange, agreed to (i) pay a forbearance fee of $25,000 to ERP2 or its designees not later than October 24, 2007 and (ii) reimburse ERP2 for expenses, including legal fees, incurred by it in connection with a due diligence process to be commenced immediately in an amount up to $25,000.

Execution of Term Sheet with ERP2 Holdings, LLC, and Associated Issuance of Common Stock Warrant and Declaration of Series F Convertible Preferred Stock Dividend Payable in Common Stock

On January 14, 2008, the Company entered into a term sheet (the “Term Sheet”) for a financing transaction with ERP2 Holdings, LLC (“ERP2”), and in consideration for ERP2’s execution of the Term Sheet, the Company issued to ERP2 a warrant for the purchase of shares of the Company’s common stock.  In addition, in accordance with the term sheet, the board of directors of the Company declared on such date a dividend, payable to ERP2 in shares of common stock, on the shares of the Company’s Series F Convertible Preferred Stock held by ERP2.

The Term Sheet provides, among other things, for the concurrent consummation (the “ERP2 Closing”) of the following transactions: (i) the extension of the maturity dates of the Company’s existing secured demand notes payable to ERP2 dated March 15, 2002 and April 19, 2002, under which the aggregate amount payable by the Company including interest, as of November 30, 2007 was $687,000 (the “Old Notes”), to the date that is two years from the date of the ERP2 Closing; (ii) the agreement of ERP2 not to call such demand notes following an event of default, prior to September 30, 2008; and (iii) the issuance to the Company of additional secured promissory notes (the “New Notes”), which notes will be in the aggregate principal amount of $1,500,000 and will have a maturity period of two years from the date of the ERP2 Closing Date.  Disbursement of $300,000 of such aggregate principal amount is subject to delivery at the ERP2 Closing of definitive transaction documents pursuant to the term sheet.  Disbursement of the remaining $1,200,000 of such amount is subject to completion of all actions required to be completed by the Company in order to effectuate a 1000-to-1 reverse split of the Company’s common stock and the deregistration of the Company’s common stock under the Securities Exchange Act of 1934 (the “Borrower Actions”).  The interest rate for the extended Old Notes and the New Notes will be 10% per annum (provided that, upon an event of default, the interest rate will increase to 13% per annum).  The Old Notes and New Notes will be subject to customary events of default, including any failure of the Company to complete the Borrower Actions by April 30, 2008.  In addition, the Term Sheet provides for customary affirmative and negative covenants, including a quarterly EBITDA covenant.

Upon execution of the Term Sheet, the Company’s issued to ERP2 a warrant exercisable for 17,175,971 shares of Common Stock, which warrant has a per share exercise price of $0.08 and a 10-year term and contains certain “cashless exercise” and anti-dilution provisions.  The term sheet provides that, upon the above-referenced $1,200,000 disbursement, the Company will issue to ERP2 warrants for the purchase of the number of shares of common stock equal to the greater of (i) 26,735,508 shares of common stock and (ii) 20% of the fully diluted outstanding common stock as of the issuance date.  Such warrants will have a per share exercise price of $0.08 and a 10-year term, and contain customary “cashless exercise” and anti-dilution provisions.

Under the Term Sheet, so long as the New Notes or the Old Notes are outstanding, the Company will procure management consulting, strategic and financial advisory services from ERP2, the aggregate cost of which will not exceed $60,000 in any quarter.  The Term Sheet provides for the payment by the Company to ERP2 of all reasonable fees and expenses of ERP2 in connection with the provision of the New Note and the extension of the Old Notes, in addition to a $75,000 closing fee.  Such closing fee includes all fees and expenses that the Company is required to reimburse to ERP2 pursuant to the letter agreement between the Company and ERP2 dated October 22, 2007.

Upon execution of the Term Sheet, the Company declared a dividend payable to ERP2 in the amount of 20,827,268 shares of common stock, in satisfaction of the entire amount of accrued and unpaid dividends (together with interest) on the shares of the Company’s Series F Convertible Preferred Stock held by ERP2.  Upon payment of such dividend, ERP2, by virtue of its ownership of common stock and Series F Convertible Preferred Stock, will be entitled to 50,044,406 or 69% of the total number of votes eligible to be cast on all matters submitted to the vote of the holders common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, we have concluded that as of September 30, 2007, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the fourth quarter of fiscal 2007, there were no changes in the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in the Proxy Statement for the 2008 Annual Meeting of Stockholders set forth under the captions “Directors and Executive Officers” is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement for the 2008 Annual Meeting of Stockholders set forth under the captions “Executive Officer Compensation” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions” of the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” of the Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)                                 Financial Statements, Schedules, and Exhibits

(1)                                 Financial Statements:

(2)                                 Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)                                 Exhibits

3.1	Restated Articles of Incorporation of Enterprise Informatics Inc. (incorporated by reference to Exhibit 3.1 to the Form 10-Q filed on May 15, 2007).

3.2	Registrant’s Bylaws, as amended (incorporated by reference from previous filings with the Securities and Exchange Commission).

4.1	Specimen certificate of Common Stock (incorporated by reference from previous filings with the Securities and Exchange Commission).

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

4.9	Warrant to Purchase 550,000 shares of Common Stock of Spescom Software Inc. issued to Cappello Capital Corp (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 28, 2005).

4.10	Warrant to Purchase Common Stock issued to M.A.G. Capital, LLC, dated October 25, 2005 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 31, 2005).

4.11	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated October 25, 2005 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 31, 2005).

4.12	Warrant to Purchase Common Stock issued to M.A.G. Capital, LLC, dated March 10, 2006. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 16, 2006).

4.13	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated March 10, 2006 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 16, 2006).

4.14	Warrant to Purchase Common Stock issued to Mercator Momentum Fund III, L.P., dated March 10, 2006 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 16, 2006).

4.15	Warrant to Purchase Common Stock issued to Liolios Group, Inc., dated March 31, 2006 (incorporated by reference to Exhibit 4.22 to the Form S-1 filed on April 7, 2006).

4.16	Warrant to Purchase Common Stock issued to ERP2 Holdings, LLC, dated January 14, 2008.

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

10.7	Stock Purchase Agreement, dated January, 2000, by and between Altris, Inc. and Spescom Limited (incorporated by reference to Annex A to the Schedule 14A filed on March 13, 2000).

10.8
Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd. and Mercator Advisory Group, LLC, dated November 5, 2004 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 12, 2004).

10.9
Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd. and M.A.G. Capital, LLC, dated October 25, 2005 (incorporated by reference to Exhibits 10.1 to the Form 8-K filed on October 31, 2005).

10.10
Subscription Agreement by and among the Company, Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P. and M.A.G. Capital, LLC, dated March 10, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8 K filed on March 16, 2006).

10.11	Public Relations Agreement Between Liolios Group, Inc. and the Company dated November 15, 2005 (incorporated by reference to Exhibit 4.17 to the Form 10-K filed on January 4, 2006).

10.12	Letter Amendment to Public Relations Agreement between Liolios Group, Inc. and the Company, dated March 31, 2006 (incorporated by reference to Exhibit 4.21 to the Form S-1 filed on April 7, 2006).

10.13	Source Code License between Spescom Software Inc. and Aveva Solutions Limited, dated October 2, 2006 (incorporated by reference to Exhibit 10.13 to the Form 10-K filed on December 26, 2006).

10.14*	Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on April 5, 2004).

10.15*
Form of Incentive Stock-Option Agreement, Non-Statutory Stock-Option Agreement and Restricted Stock Option Agreement under Amended and Restated 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Form 10-K filed March 31, 1997).

10.16*	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-8 filed May 1, 2007).

10.17*
Form of Notice of Stock Option Grant under 2007 Stock Incentive Plan, including, as exhibits thereto, the associated form of Stock Option Agreement and form of Exercise Notice (incorporated by reference to Exhibit 10.2 to the Form S-8 filed May 1, 2007).

10.18	Lease between Rowlandson Properties Limited and Spescom Software Limited, dated February 10, 2006 (incorporated by reference to Exhibit 10.20 to the Form S-1 filed on April 7, 2006).

10.19	Second Addendum to Lease between Enterprise Informatics Inc. and Mesa Ridge Center, LLC, dated June 14, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 14, 2007).

10.20*	Retention Agreement between the Company and John W. Low, dated April 27, 2006 (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on May 15, 2006).

10.21*	Retention Agreement between the Company and Glenn Cox, dated April 25, 2006 (incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on May 15, 2006).

10.22*	Retention Agreement between the Company and Pierre DeWet, dated April 26, 2006 (incorporated by reference to Exhibit 10.11 to the Form 10-Q filed on May 15, 2006).
10.23*	Retention Agreement between the Company and Alan Kiraly, dated April 25, 2006 (incorporated by reference to Exhibit 10.12 to the Form 10-Q filed on May 15, 2006).

10.24	Letter agreement between Enterprise Informatics Inc. and ERP2 Holdings, LLC, dated October 22, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 26, 2007).

10.25	Summary of Terms between Enterprise Informatics Inc. and ERP2 Holdings, LLC, dated January 14, 2008.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Indicates a management contract or compensatory plan or arrangement covering executive officers or directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on January 15, 2008.
Enterprise Informatics Inc.

By:	/s/ Alan Kiraly
Alan Kiraly Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Kiraly	Director and Chief Executive Officer (Principal Executive Officer)	January 15, 2008
Alan Kiraly

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting	January 15, 2008
John W. Low	Officer)

/s/ Kyong K. “Steve” Lee	Director	January 15, 2008
Kyong K. “Steve” Lee

/s/ D. Ross Hamilton	Director	January 15, 2008
D. Ross Hamilton

/s/ Richard Shorten	Director	January 15, 2008
Richard Shorten

/s/ Michael Silverman	Director	January 15, 2008
Michael Silverman

/s/ Larry D. Unruh	Director	January 15, 2008
Larry D. Unruh

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ENTERPRISE INFORMATICS INC.

Column A	Column B		Column C		Column D		Column E
			Additions
Description	Balance at	Charged to	Charged to		Deductions—		Balance at
	Beginning	Costs and	Other		Describe		End of Period
	of Period	Expenses	Accounts—
			Describe
Year ended September 30, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$9,000	$(10,000)	(a)		$9,000	(b)	$8,000
Allowance for deferred tax benefit	$13,398,000		$(533,000)	(c)			$12,865,000

Year ended September 30, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$8,000	$1,000	(e)				$9,000
Allowance for deferred tax benefit	$13,543,000		$196,000	(c)	$(341,000)	(d)	$13,398,000

Year ended September 30, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$83,000				$(75,000)	(b)	$8,000
Allowance for deferred tax benefit	$14,822,000		$1,061,000	(c)	$(2,340,000)	(d)	$13,543,000

(a)             Reduction in allowance for doubtful accounts due to write down of disputed account by one customer.

(b)             Addition (reduction) in allowance for doubtful accounts based on history of minimal bad debt.

(c)             Valuation allowance against benefit recorded

(d)             Expiration of net operating loss carryforwards.

(e)             Addition to allowance due to increase in foreign currency exchange rates.