Form 10-K/A
period 2007-09-30
Enterprise Informatics Inc
filed 2008-01-28
CIK 813747

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

The aggregate market value of the voting and non-voting common equity on March 31,2007, (the last business day of the Registrant’s most recently completed second fiscal quarter) held by non-affiliates* of the Registrant, based upon the last price reported on the OTC Bulletin Board on such date was $2,600,115.

The number of shares outstanding of the Registrant’s Common Stock at the close of business on January 25, 2008 was 58,696,089.

*                Without acknowledging that any individual director of Registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

EXPLANATORY NOTE:

The registrant hereby amends its Annual Report on Form 10-K for the year ended September 30, 2007 to include Part III of Form 10-K, to the extent such information was not previously included in the Annual Report on Form 10-K, as set forth below. This amendment also attaches Exhibit 31.1, 31.2, 32.1 and 32.2. Items in the Annual Report on Form 10-K not referenced below are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein. Items referenced herein are amended as set forth below.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The following table and discussion set forth certain information with regard to the Company’s current directors.

In accordance with the Stock Purchase Agreement dated as of January 14, 2000 between the Company and  Spescom Limited, which Spescom Limited assigned to ERP2 Holdings, LLC. as of October 10, 2007, the Company has covenanted to include two nominees of ERP2 Holdings, LLC in management’s slate of nominees to be elected to the Board of Directors at each election of directors and to recommend to the shareholders the election of such nominees for as long as ERP2 Holdings, LLC or any affiliate of ERP2 Holdings, LLC holds at least thirty-three percent (33%) of the 16,242,381 shares of the Company’scommon stock sold to Spescom Limitedpursuant to such agreement.  Mr. Lee and Mr. Shorten were the nominees designated by ERP2 Holdings, LLC.

Name	Age	Position
Alan Kiraly	46	Chief Executive Officer and Director
Michael L. Silverman	63	Chairman and Director
Kyong K. “Steve” Lee	36	Director
D. Ross Hamilton	69	Director
Richard Shorten, Jr.	40	Director
Larry D. Unruh	57	Director

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

Mr. Lee was appointed to the Board in October 2007 as a designee of ERP2 Holdings, LLC where he is a Manager. Mr. Lee is a Director at The Bank Street Group LLC, a boutique investment bank in Stamford Connecticut.  Mr. Lee began his employment at Bank Street in January of 2005 as an investment banker responsible for origination and execution of mergers and acquisitions and financing transactions for its corporate clients with a primary focus on technology, media and telecommunications sectors.  Prior to Bank Street, Mr. Lee founded FTC Trinity LLC in April of 2004, a distribution company focusing on the specialty chemicals industry.  Mr. Lee was an independent consultant between January of 2003 to April of 2004, providing corporate and financial advisory services to corporate and financial clients, including The Carlyle Group.  Prior to January of 2003, Mr. Lee was a Senior Associate at Banc of America Securities LLC in its High Yield Syndication Group.  Mr. Lee graduated fromHarvard Law School in 1997 and University of California at Berkeley with a Bachelor of Arts degree in Political Science in 1994.

Mr. Hamilton has been a Director of the Company since June 1994.  He served as Chairman of the Board of the Company from January 1997 through June 1997.  Since 1983 Mr. Hamilton has served as President of Hamilton Research, Inc., a financial consulting firm.  Mr. Hamilton received a B.S. degree in Economics from Auburn University in 1961.

Mr. Shorten was appointed to the Board in October 2007 as a designee of ERP2 Holdings, LLC where he is Administrative Manager.  Mr. Shorten also has served as Managing Director for Silvermine Capital Resources, a financial advisory, strategic consulting and merchant-banking firm since he formed the firm in 2001. Prior to forming Silvermine Capital Resources, Mr. Shorten was Executive Vice President and Director of Graphnet, Inc., from 1999 to 2000 where he had broad-based operating responsibilities for development, finance, marketing, legal affairs and human resources. Mr. Shorten spent two years with Destia Communications, where he was involved in the planning and execution of that company’s initial public offering in 1999. Destia was acquired in 2001 by Viatel Inc., where Mr. Shorten was appointed as Senior Vice President, Data Services. Mr. Shorten has served since 2002 as a Board member of Abovenet, Inc, a publicly-held telecommunications company. In addition Mr. Shorten has served on the Board of Directors of Infinia Corporation, privately-held alternative energy company, since 2003 and of Norwood Promotional Products, Inc., a privately-held wholesales supplier, since 2007.  Mr. Shorten graduated with honors from Rutgers Law School in 1992 and earned a Bachelor of Arts degree in Economics and French from Colgate University in 1989.

Mr. Unruh has served as a Director of the Company since May 1988. Since January 2003 he has been Managing Partner of Hein & Associates LLP, certified public accountants, as well as its Managing Tax Partner since 1982.  Mr. Unruh has served as a director of Advanced Laser Technology, Inc. since 1999 and also has served as a director since 2006 of Enerplus U.S.A., a wholly owned subsidiary of a Canadian oil and gas royalty trust. Mr. Unruh received a B.S. degree in Accounting from the University of Denver in 1973.

All directors are elected annually and serve until the next annual meeting of shareholders and until their successors have been elected and qualified.

Executive Officers

The following table and discussion set forth certain information with regard to the Company’s current executive officers.

Name	Age	Position
Alan Kiraly	46	Chief Executive Officer
Glenn Cox	51	Vice President, Marketing and Sales
John W. Low	51	Chief Financial Officer and Secretary
Pierre de Wet	44	Vice President, Operations

Biographical information for Mr. Kiraly is set forth above under Directors.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended September 30, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

The Code of Ethics has been posted on the Company’s website at www.enterpriseinformatics.com under the heading “Investors.”

Director Nominations

No material changes have been made to the procedures disclosed in the Definitive Proxy Statement for our 2007Annual Meeting of Stockholders by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, that makes recommendations regarding the selection of independent public accountants and reviews with them the scope and results of the audit engagement. The Audit Committee is comprised of Messrs. Hamilton, Silverman and Unruh. Mr. Unruh is Chairman of the Audit Committee, and the Board of Directors has determined that Mr. Unruh is an Audit Committee Financial Expert. Messrs. Hamilton, Silverman and Unruh are independent directors, in accordance with the definition of independence for audit committee members set forth in the NASDAQ listing standards.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Philosophy/Objectives

The Company’s overall philosophy with regards to executive compensation is to provide a compensation package that enables it to attract and retain highly qualified individuals whose abilities are critical to its long-term success, and to motivate these executives to achieve superior performance. The Company’s compensation program for our Named Executive Officers (NEOs) is based upon the following underlying principles:
•	The NEOs’ total direct compensation (consisting of salary, bonus and long-term equity incentive opportunities) should be competitive;
•	Each NEO’s bonus should be tied to the Company’s achievement of financial performance goals and the NEO’s contribution to the achievement of those goals; and
•
Our compensation program should align each NEO’s interests with the interests of stockholders by providing executives with long-term equity incentive compensation opportunities and promoting stock ownership.

Role of the Compensation Committee

Our executive compensation program is administered by the Compensation Committee of the Board of Directors. During fiscal 2007 the members of the committee were Hilton Isaacman, James Myers, Larry Unruh and D. Ross Hamilton, each a non-employee director. Both Mr. Unruh and Mr. Hamilton, who served as Chairman, are independent directors. Mr. Isaacman and Mr. Myers resigned from the Board On October 10, 2007 and their positions on the Compensation Committee were not replaced.

    Under the terms of its charter, the Compensation Committee is responsible for setting compensation policies applicable to the Company’s executive officers. The Committee’s fundamental policy is to offer the Company’s executive officers competitive compensation opportunities based upon the overall performance of the Company, the individual contribution of such officers to the financial success of the Company and market rates of compensation of executive officers at similarly situated technology companies. It is the Committee’s objective to have a substantial portion of each officer’s total compensation potential contingent upon the Company’s performance, as well as upon the officer’s own level of performance. Accordingly, each executive officer’s compensation package is generally comprised of three elements:  (i) base salary, which is established primarily on the basis of individual qualifications, performance and market considerations, (ii) annual variable performance awards payable in cash and tied to the Company’s achievement of financial performance goals and the executive’s contribution to the achievement of those goals, and (iii) long-term stock-based incentive awards that are intended to strengthen the mutuality of interests between the executive officers and the shareholders.

In fulfilling its role, the Compensation Committee meets to review and approve corporate goals and objectives relevant to the compensation of the Company’s CEO and other NEOs, evaluate the performance of the CEO and other NEOs in light of these goals and objectives, and determine and approve annual compensation both for the CEO and the other NEOs based on this evaluation. The CEO does not have a role in setting his own compensation.

The Compensation Committee reviews and determines the compensation of our CEO and our other NEOs based, in part, on its evaluation of a variety of criteria such as comparable and market compensation data, executive performance and potential, and other information determined by the Compensation Committee to be important. The Compensation Committee also considers the recommendations of the CEO when determining annual compensation for our other NEOs. On at least an annual basis, the Compensation Committee or Board also approves stock option or other equity or cash incentive awards for all our NEOs. In addition, the Compensation Committee reviews and recommends to the Board of Directors severance arrangements for our NEOs.

The Compensation Committee has the authority to retain outside counsel, experts and other advisors and to obtain other data or resources as it determines appropriate. During fiscal 2007, the Compensation Committee did not elect to use its authority to utilize additional resources beyond those made available by the Company.

Compensation Program

In line with the principles noted above, our executive compensation program generally is comprised of three elements: (i) base salary, which is established primarily on the basis of individual qualifications, performance and market considerations, (ii) annual variable performance awards payable in cash and tied to the Company’s achievement of financial performance goals and the executive’s contribution to the achievement of those goals, and (iii) long-term stock-based incentive awards that are intended to strengthen the mutuality of interests between the executive officers and the stockholders.

Base Salary. Individual officer salaries are determined based on individual experience, performance and breadth of responsibility within the Company. The Compensation Committee reviews these factors for each executive officer each year. In addition, the Compensation Committee considers executive officers’ salaries for relative competitiveness with similarly-situated companies.

Bonuses. Individual bonuses are determined at the discretion of the Compensation Committee based on its subjective assessment of the contribution of each officer to and the achievement of overall financial goals of the Company.

Equity Plans. The 2007 Stock Incentive Plan is a long-term incentive plan for the Company’s employees, executive officers and directors. The plan is intended to align shareholder and employee interests by creating a direct link between long-term rewards and the value of the Company’s common stock. The Compensation Committee believes that ownership of long-term stock options by executive officers and employees is an important factor in retaining valued personnel and in achieving growth in share value. The options awarded utilize vesting periods that encourage executive officers and employees to continue in the employ of the Company. Because the value of an option bears a direct relationship to the Company’s stock price, the Compensation Committee believes that options motivate executive officers and employees to manage the Company in a manner which will benefit all shareholders.

Stock options may be awarded to executive officers and employees at any time. The exercise price per share of each stock option is generally equal to the prevailing market price of a share of the Company’s common stock on the date the option is granted. The size of stock option grants is determined by a number of factors, including comparable grants to executive officers and employees of similarly situated companies, as well as the executive officer’s relative position and responsibilities with the Company, the individual performance of the executive officer over the previous fiscal year, the anticipated contribution of the executive officer to the attainment of the Company’s long-term strategic performance goals, and the dilutive effect of the option grant. The Committee views stock option grants as an important component of its long-term, performance-based compensation philosophy.

Executive Compensation Tables

2007 FISCAL YEAR SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid during the last fiscal year to the Company’schief executive officer, chief financial officer and other two executive officers who served asexecutive officers during fiscal 2007 and as of September 30, 2007(collectively, the “named executive officers”).

Name	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Alan Kiraly	$217,426	$29,500	-0-	$40,745	-0-	-0-		$287,671
Chief Executive Officer
John W. Low	$207,569	$26,500	-0-	$12,768	-0-	-0-		$246,837
Chief Financial Officer
Glenn Cox	$159,412	$15,000	-0-	$9,200	-0-	$51,102	(2)	$234,714
Vice President Marketing and Sales
Pierre De Wet	$160,201	$15,000	-0-	$8,150	-0-	-0-		$183,351
Vice President Operations

(1)
The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to fiscal 2007. See Note 1 to the financial statements in the Company’s Form 10-K for the year ended September 30, 2007 for more information about how the Company account for stock based compensation.

(2)	The payment of $51,102 to Mr. Cox related to commissions earned on sales.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2007

The following table sets forth certain information with respect to the grant of awards under our 2007 Stock Incentive Plan Executive.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
	Grant	Threshold	Target	Maximum
Name	Date	($)	($)	($)		($/Sh)	($)
Alan Kiraly	8/22/07	—	—	—	750,000	$0.14	$105,000
John W. Low	8/22/07	—	—	—	150,000	$0.14	$21,000
Glenn Cox	8/22/07	—	—	—	100,000	$0.14	$14,000
Pierre de Wet	8/22/07	—	—	—	100,000	$0.14	$14,000

With respect to each grant of options reflected in the above table, 25% of the options granted can be exercised immediately from the date of grant, and thereafter, the options vest and become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the grant date.  The expiration date of each such option is the date that is 10 years from the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

The following table sets forth for the Named Executive Officers information with respect to unexercised options to purchase shares of common stock at September 30, 2007:

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable(1)	($)	Date
Alan Kiraly	187,500	562,500	$0.14	8/22/17
	100,000	100,000	$0.13	3/31/16
	30,000	—	$0.33	8/11/14

John W. Low	37,500	112,500	$0.14	8/22/17
	75,000	75,000	$0.13	3/31/16
	400,000	—	$0.21	8/15/13
	50,000	—	$0.14	4/24/13
	36,000	—	$0.53	4/4/11
	15,000	—	$1.06	5/15/10
	27,000	—	$0.56	11/15/09
	20,000	—	$0.50	8/5/09
	20,000	—	$0.25	9/14/08
	8,000	—	$0.63	6/30/08

Glenn Cox	25,000	75,000	$0.14	8/22/17
	50,000	50,000	$0.13	3/31/16
	40,000	—	$0.35	5/4/14
	20,000	—	$0.14	4/24/13
	20,000	—	$0.53	4/4/11
	18,000	—	$0.56	11/15/09
	20,000	—	$0.50	8/5/09
	2,000	—	$0.63	6/30/08

Pierre de Wet	25,000	75,000	$0.14	8/22/17
	50,000	50,000	$0.13	3/31/16
	120,000	—	$0.21	5/4/14
	22,000	—	$0.14	4/24/13
	30,000	—	$0.53	4/4/11
	32,000	—	$0.56	11/15/09
	20,000	—	$0.50	8/5/09
	15,000	—	$0.25	9/14/08
	8,000	—	$0.63	6/30/08

(1) Options reflected in this column were granted on the date 10 years prior to the applicable expiration date and, with respect to each grant of options, 25% of the options can be exercised immediately from the date of grant, and thereafter, the options vest and become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of the grant date.

OPTION EXERCISES DURING FISCAL YEAR 2007

The following table sets forth certain information with respect to options exercised by each Named Executive Officer during the fiscal year ended September 30, 2007.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)
Alan Kiraly—Chief Executive Officer	None	—
John W. Low—Chief Financial Officer and Secretary	None	—
Glenn Cox—Vice President Marketing and Sales	None	—
Pierre De Wet—Vice President Operations	None	—

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

AND EMPLOYMENT CONTRACTS

The information below describes certain arrangements to which the Company is party that provide for payments to Named Executive Officers in connection with termination of employment or a change in control of the Company.  The Company has not entered into any employment contracts with its Named Executive Officers other than the retention agreements described below.

Based on the recommendation of the Compensation Committee,on November 14, 2002the Board of Directors approved severance arrangement whereby, upon terminationby the Company without cause,the Company’s Chief Executive Officer would receive severancepayments equal to six months of base salary, the Company’s Chief Financial Officer would receive severance payments equal to three months of base salary, and each other executive officer would receive severance payments equal to one month of base salary.

On May 15, 2006, the Company entered into retention agreements with Alan Kiraly, Glenn Cox, John W. Low and Pierre de Wet, each of which contains the following terms and conditions:  If, at the time of a change in control of the Company, the executive officer party to the agreement has not voluntarily terminated his employment or been terminated by the Company for cause, the officer shall be entitled to a retention bonus, payable in cash and/or securities of the entity acquiring the Company (the “Acquiror”), allocated to him from a bonus pool with the approval of the Compensation Committee.  The bonus pool shall be equal to seven percent of the net acquisition proceeds received by the Company in connection with the change in control, provided that the minimum amount of such pool shall be $450,000 and the maximum amount shall be $675,000.  The officer shall be entitled to receive at least 50% of the retention bonus in cash.  If the officer is not employed by the Company or the Acquirer after the change in control, the Company agrees to, within 12 months after the change in control, redeem, or cause the redemption of, for cash any non-marketable securities of the Acquirer that were paid as part of the retention bonus.  The redemption shall be at fair market value, as determined by the Acquirer.  In addition to the retention bonus, the Company agrees, subject to the officer’s execution of a release and separation agreement, to pay the officer severance benefits equal to his base salary for a certain period, which in each case is six or nine months, and a portion of the COBRA premiums under the Company’s or the Acquirer's health plan for the same period, when (i) the officer does not remain employed with the Company or the Acquirer immediately following the change in control and certain other conditions are satisfied (which conditions are identified in note (1) to the table immediately below) or (ii) the officer accepts employment with the Company or the Acquirer following the change in control and is terminated without cause within 12 months.

Spescom Ltd’s sale of all its interest in the Company to ERP2 Holdings, LLC on October 10, 2007 constituted a change in control under the retention agreements and triggered the retention bonuses for the Named Executive Officers.  On January 28, 2008, the Board of Directors, on the recommendation of the Compensation Committee, approved bonuses to the Named Executive Officers pursuant to the retention agreements in the aggregate amount of $232,000, of which $85,000is payable to Mr. Kiraly, $67,000is payable to Mr. Low, $35,000 is payable to Mr. Cox, and $45,000 is payable to Mr. De Wet.

Based on the recommendation of the Compensation Committee, on January 28, 2008 the Board of Directors approved certain severance arrangements, effective October 10, 2008.  Upon termination by the Company without cause, the Company’s Chief Executive Officer and Chief Financial Officer would receive severance payments equal to six months of base salary and, if such termination is in connection with a change in control, such payments would increase to twelve months of base salary.  For other Named Executive Officers, upon termination by the Company without cause, the Named Executive Officer would be entitled to severance payments equal to three months of base salary, which payments would increase to six months of base salary if in connection with a change in control.

Each stock option agreement applicable to grants of stock options to Named Executive Officers under our 1996 Stock Incentive Plan and 2007 Stock Incentive Plan provides that, in the event of the termination of the option holder’s employment for any reason within one year after a change in control (i) any portion of an option that has not vested on or prior to the date of such termination will be fully vested and exercisable on such date and (ii) the option will terminate upon the earlier of its expiration date and the first anniversary of the date of such termination.  In addition, pursuant to the terms of our 2007 Stock Incentive Plan, in the event that a change in control occurs and the surviving or acquiring entity declines to assume any stock awards outstanding under the plan or to substitute similar stock awards for them, then, with respect to stock awards held by persons whose continuous service to the Company has not terminated, the Board of Directors may (i) provide for the payment of a cash amount in exchange for the cancellation of any such stock award equal to its fair value, which, in the case of stock options, equals the excess, if any, of the market value of the Company’s common stock over the exercise price of the option, multiplied by the number of shares then subject to the option, (ii) continue any such stock award, or (iii) notify the holders of certain stock awards that such stock awards will terminate if not exercised or redeemed upon or prior to consummation of the change in control transaction.

The table below sets forth the estimated value of the potential payments to each Named Executive Officers, in each of the following circumstances:  (i) the officer’s employment is terminated by the Company without cause on September 30, 2007 other than in connection with a change in control, and (ii) a change in control occurs on September 30, 2007 and (A) the officer’s employment is not terminated within the following 12 months, (B) the officer’s employment is terminated concurrently with the change in control and any of certain conditions (set forth in note (1) to the table) are satisfied, (C) the officer’s employment is terminated concurrently with the change in control and none of such conditions are satisfied, (D) the officer’s employment is not terminated concurrently with the change in control but is terminated by the Company or the acquiring entity without cause within the following 12 months, or (E) the officer’s employment is not terminated concurrently with the change in control but is terminated within the following 12 months other than by the Company or the acquiring entity without cause.

Name	Termination Without Cause; No Change in Control	Change in Control; No Termination within 12 Months	Change in Control; Qualifying Concurrent Termination (1)	Change in Control; Non-Qualifying Concurrent Termination (2)	Change in Control; No Concurrent Termination; Termination Without Cause Within 12 Months	Change in Control; No Concurrent Termination; Termination Within 12 Months Other than Termination Without Cause
Alan Kiraly
Retention Bonus (3)	$-	$85,000	$85,000	$85,000	$85,000	$85,000
Cash Severance (4)	$107,016	$-	$107,016	$-	$107,016	$-
Payment of COBRA Premiums (5)	$-	$-	$3,804	$-	$3,804	$-
Vesting of Stock Options (6)	$-	$-	$-	$-	$-	$-
John W. Low
Retention Bonus (3)	$-	$67,000	$67,000	$67,000	$67,000	$67,000
Cash Severance (4)	$52,475	$-	$157,424	$-	$157,424	$-
Payment of COBRA Premiums (5)	$-	$-	$8,019	$-	$8,019	$-
Vesting of Stock Options (6)	$-	$-	$-	$-	$-	$-
Glenn Cox
Retention Bonus (3)	$-	$35,000	$35,000	$35,000	$35,000	$35,000
Cash Severance (4)	$13,500	$-	$80,999	$-	$80,999	$-
Payment of COBRA Premiums (5)	$-	$-	$281	$-	$281	$-
Vesting of Stock Options (6)	$-	$-	$-	$-	$-	$-
Pierre De Wet
Retention Bonus (3)	$-	$45,000	$45,000	$45,000	$45,000	$45,000
Cash Severance (4)	$13,433	$-	$80,600	$-	$80,600	$-
Payment of COBRA Premiums (5)	$-	$-	$3,804	$-	$3,804	$-
Vesting of Stock Options (6)	$-	$-	$-	$-	$-	$-

(1) “Qualifying Concurrent Termination” means any termination concurrent with a change in control that results from the occurrence of any of the following: (A) the officer is not offered employment at the Company or with the acquiring entity after the change in control, (B) the officer is notoffered employment at the Company or with the acquiring entity after the change in control in a position with duties and responsibilities thatare comparable to those of the officer’s current position and the officerdeclinesthe offered position, or (C)  relocation that increases the officer’scommute by more than 25miles is required to ensure continued employment following a change in control and the officerdeclinesto relocate thus terminating the officer’semployment.

(2) “Non-Qualifying Concurrent Termination” means any termination concurrent with a change in control that is not a Qualifying Concurrent Termination.

(3) Estimates are based on the actual retention bonuses approved by the Board of Directors for payment to each Named Executive Officer pursuant to the retention agreement of such Named Executive Officer in connection with the change in control that resulted from the sale by Spescom Ltd. of its interests in the Company to ERP2 Holdings, LLC on October 10, 2007.

(4) Amounts set forth under the heading “Termination Without Cause; No Change in Control” reflect severance payments approved by the Board of Directors on November 14, 2002, and amounts set forth under each other heading reflect severance payments contemplated by the retention agreement of the applicable Named Executive Officer.

(5) Amounts reflect COBRA premium payments contemplated by the retention agreement of the applicable Named Executive.

(6) No amounts are included with respect to the vesting of stock options because, on September 30, 2007, the exercise price of each unvested stock option held by a Named Executive Officer exceeded the closing market price of the Company’s common stock.

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

The table below shows compensation paid in fiscal year 2007 to each non-employee director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
D. Ross Hamilton	$18,250	-0-	$3,150	(4)	-0-	-0-	-0-	$21,400
Hilton Isaacman (5)	$7,000	-0-	$2,127	(6)	-0-	-0-	-0-	$9,127
James P. Myers(5)	$6,000	-0-	$3,248	(6)	-0-	-0-	-0-	$9,248
Michael Silverman	$48,750	-0-	$3,150	(4)	-0-	-0-	-0-	$51,900
Larry Unruh	$29,500	-0-	$3,150	(4)	-0-	-0-	-0-	$32,650

(1)	At fiscal year end, there were no outstanding stock awards held by any director.

(2)
The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123(R). These amounts may reflect options granted in years prior to fiscal 2007. See Note 1 to the financial statements in the Company’s Form 10-K for the year ended September 30, 2007 for more information about how the Company accounts for stock based compensation.

(3)
At fiscal year end, Mr. Hamilton held 210,000 outstanding options, Mr. Isaacman held 325,000 outstanding options, Mr. Myers held 170,000 outstanding options, Mr. Silverman held 95,000 outstanding options, and Mr. Unruh held 210,000 outstanding options.  All of such options were for the purchase of shares of the Company’s common stock.

(4)
Each of Messrs. Hamilton, Silverman and Unruh received a grant of an option to purchase 25,000 shares of the Company’s common stock on August 22, 2007 at an exercise price of $0.14 per share. The grant date fair value of each such option, based on the Black Sholes model and the closing price of the Company’s Common Stock on August 22, 2007 of $0.14, was approximately $3,500.

(5)
Messrs. Isaacman and Meyers, as nominees designated by Spescom Ltd., resigned from the Board of Directors of the Company on October 10, 2007 upon the sale by Spescom Ltd. of its interests in the Company to ERP2 Holdings, LLC.

(6)	Neither Mr. Issacman nor Mr. Myers received any grant of option awards during fiscal 2007.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2007 the Compensation Committee was comprised of Messrs. Hamilton, Isaacman, Myers and Unruh.  None of the committee members is or was an employee or officer of the Company during the fiscal year ended September 30, 2007.  Duringthe fiscal year ended September 30, 2007,no executive officer of the Company served as a member of the Board of Directors or Compensation Committee of any entity in which any member of the Compensation Committee of the Company or any other member of the Board of Directors of the Company is an executive officer.  On October 10, 2007 Messrs. Isaacman and Myers resigned from the Board and their positions on the Compensation Committee were not replaced.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained herein with management of the Company. Based on the Compensation Committee’s review and discussion of the Compensation Discussion and Analysis with management, the Compensation Committee recommended to the Board of the Directors of the Company that the Compensation Discussion and Analysis be included herein for the fiscal year ended September 30, 2007.

D. Ross Hamilton – Chair

Larry D. Unruh

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to shares of the Common Stock owned as of January 25, 2008 by (i) each director, (ii) all individuals who served as the Company’s Chief Executive Officer during the fiscal year ended September 30, 2007, (iii) the other three individuals who served as executive officers during the fiscal year ended September 30, 2007, (iv) all directors and executive officers as a group and (v) each person who, to the extent known to the Company, beneficially owned more than 5% of the outstanding shares of Common Stock.  Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given have sole voting and investment power over the shares shown as beneficially owned, subject to community property laws where applicable.

Name	Number of Shares (1)		Percent of Class (1)
ERP2 Holdings, LLC (2)	69,220,705	(3)	75.7%
M.A.G. Capital, LLC (4)	36,861,747	(5)	39.1	%(6)
Forest Securities Limited (7)	3,141,910		5.4%
D. Ross Hamilton	188,100		*
Kyong K. “Steve” Lee	—		—
Richard Shorten	—		—
Larry D. Unruh	178,047		*
Michael Silverman	58,750		*
Alan Kiraly	317,500		*
John W. Low	742,000		1.2
Glenn Cox	231,400		*
Pierre de Wet	323,600		*
All Current Directors and Executive Officers as a Group (9 persons)	2,039,397		3.4%

*	Less than one percent.

(1)
   Amounts and percentages include shares of the Company’s common stock that may be acquired within 60 days of January 25, 2008 through the exercise of stock options as follows:  322,000 shares for Mr. De Wet, 317,500 shares for Mr. Kiraly, 195,000 shares for Mr. Cox, 688,500 shares for Mr. Low, 173,750 shares for Mr. Hamilton, 173,500 shares for Mr. Unruh,  58,750 shares for Mr. Silverman, and 1,929,250 shares for all directors and executive officers as a group.

(2)	The business address of ERP2 Holdings, LLC is 694 Weed Street, New Canaan, CT 06840 c/o Richard Shorten.

As disclosed in the Schedule 13D filed with the Securities and Exchange Commission on behalf of ERP2 Holdings, LLC and the other entities and individuals referenced in the following clauses (i) through (v) on October 10, 2007, as amended by amendments thereto filed on January 23, 2008 and January 25, 2008, (i) a majority of the interests in ERP2 Holdings, LLC are held by Southpaw Credit Opportunity Master Fund LP, a Cayman Islands limited partnership (the “Fund”) and a separate account managed by Southpaw Asset Management LP, a Delaware limited partnership (“Southpaw Management”), (ii) Southpaw Management serves as the investment manager of the Fund and of such account, (iii) Southpaw Holdings LLC, a Delaware limited liability company (“Southpaw Holdings”), is the general partner of Southpaw Management, (iv) Kevin Wyman is the Majority Manager of ERP2 Holdings, LLC and a principal of Southpaw Holdings, and (v) Howard Golden is a principal of Southpaw Holdings.  By reason of such relationships, the Fund, Southpaw Management, Southpaw Holdings, Mr. Wyman and Mr. Golden may be deemed to have shared voting and investment power with respect to the 69,220,705 shares of common stock of the Company beneficially owned by ERP2 Holdings, LLC and to be indirect beneficial owners of such shares.  The Fund, Southpaw Management, Southpaw Holdings, Mr. Wyman and Mr. Golden each disclaims beneficial ownership of such securities, except to the extent of their respective pecuniary interest therein.  The business address of each of the Fund, Southpaw Management, Southpaw Holdings, Mr. Wyman and Mr. Golden is Four Greenwich Office Park, Greenwich, CT 06831.

(3)
Amount includes (i) 15,561,765 shares of the Company’s common stock issuable upon conversion of the Series F Preferred Stock held by ERP2 Holdings, LLC. at an adjusted conversion price of $.34 per share and (ii) 17,175,971 sharesof the Company’s common stock issuable uponexercise of a warrantat an exercise price of $0.08.

(4)
The shares of the Company’s common stock beneficially owned by M.A.G. Capital, LLC (“MAG”), as detailed in items (ii) and (iii) of note (5), include certain shares beneficially owned by MAG’s affiliates Monarch Pointe Fund, Ltd. (“Monarch”) and Mercator Momentum Fund III, L.P (“MMF”).  MAG controls the investments of Monarch and MMF.  David F. Firestone is the Managing Member of MAG and, in such capacity, holds the right to vote and the right to dispose of the shares beneficially owned by MAG, Monarch and MMF.  The primary business address of MAG is 555 South Flower Street, Suite 4200, Los Angeles, CA 90071, and the primary business address of each of Monarch and MMF is c/o M.A.G. Capital, LLC, 555 South Flower Street, Suite 4200, Los Angeles, CA 90071.

(5)	Amount includes:

(i) 925,926 shares of the Company’s common stock beneficially owned by MAG issuable upon exercise of warrants at an exercise price of $0.27 per share;

(ii) 34,003,309 shares of the Company’s common stock beneficially owned by Monarch, of which (A) 1,197,753 are outstanding, (B) up to 32,000,000 are issuable upon conversion of the Series I Preferred Stock at a conversion price equal to 85% of the market price (the volume weighted average price of the Company’s common stock during the 5 trading days prior to conversion, subject to adjustment), provided that in no event shall the conversion price exceed a ceiling price of $0.21 per share, or be less than a floor price of $0.0725 per share; and (C) 805,556 are issuable upon exercise of warrants at an exercise price of $0.27 per share; and

(iii) 1,932,512 shares of the Company’s common stock beneficially owned by MMF, of which (A) 19,039 are outstanding, (B) up to 1,793,103 are issuable upon conversion of the Series I Preferred Stock at a conversion price equal to 85% of the market price (the volume weighted average price of the Company’s common stock during the 5 trading days prior to conversion, subject to adjustment), provided that in no event shall the conversion price exceed a ceiling price of $0.21 per share, or be less than a floor price of $0.0725 per share, and (C) 120,370 are issuable upon exercise of a warrant at an exercise price of $0.27 per share.

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

Equity Compensation Plan Information

The following table gives information about the Company’s common stock that may be issued upon the exercise of options under all of the Company’s equity compensation plans as of September 30, 2007.  The table includes the 1996 Stock Incentive Plan and 2007 Stock Incentive Plan.

				Number of securities
	Number of securities to be			remaining available for future
	issued upon exercise of		Weighted-average exercise	issuance under equity
	outstanding options, warrants		price of outstanding options,	compensation plans (excluding
	and rights		warrants and rights	securities reflected in column a)
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,768,000		$0.24	5,809,000(1)
Equity compensation plans not approved by security holders	1,300,000	(2)(3)	$0.33	—
Total	7,068,000		$0.25	5,809,000

(1)	Represents the number of shares of the Company’s common stockremaining available for future issuance pursuant to awards under the 2007 Stock Incentive Plan (excluding sharesreflected in column (a)).

(2)	A warrant underlying 1,000,000 of these option shares was granted in 2004 to a public relations firm. The exercise price under the warrant is $0.40 per share. The warrant expired on November 3, 2007.

(3)
A warrant underlying 300,000 of these option shares was granted on March 31, 2006 to a public relations firm.  The exercise price under the warrant is $0.10 per share.  The warrant expires on the third anniversary of its date of issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions Involving ERP2 Holdings, LLC

Certain transactions involving ERP2 Holdings, LLC (“ERP2”) and the Company are described below.  Richard Shorten and Kyong K. "Steve" Lee are members of the board of directors of the Company.  Mr. Shorten is Administrative Manager of ERP2 and Mr. Lee is Manager of ERP2.  In addition, each of Mr. Shorten and Mr. Lee hasan ownership interest ina separate minority member of EPR2.  Each such minority memberis entitled to receive distributions from ERP2after the majority memberof ERP2receives a 10% preferred return.  Through his ownership interest in a minority member, Mr. Shortenholds a 5% indirect interest in ERP2.  Through his ownership interest in a minority member, Mr. Leeholds a 3.75% indirect interest in ERP2.

Acquisition by ERP2 Holdings, LLC of theInterests in the Company of Spescom Limited

On October 10, 2007, pursuant to a Securities Purchase Agreement (the “Agreement”), dated as of September 30, 2007, between Spescom Limited, a South African corporation (“Spescom SA”), and its wholly owned subsidiary Spescom Ltd. UK, a United Kingdom corporation (collectively, “Spescom”), on the one hand, and ERP2 Holdings, LLC (“ERP2”), on the other hand, Spescom sold to ERP2, for aggregate consideration of $2,500,000, all shares of the capital stock of the Company held by Spescom, two demand notes payable by the Company to Spescom, and certain contract rights and other interests held by Spescom in connection with its ownership of such shares and notes (the “Transaction”).

The shares of capital stock sold to ERP2 in the Transaction consist of 15,650,471 shares of the Company’s common stock and 5,291 shares of the Company’s Series F Convertible Preferred Stock.  As of January 25, 2008,15,561,765 shares of the Company’s common stockwere issuable upon conversion of such 5,291 shares ofSeries F Convertible Preferred Stock at an adjusted conversion price of $.34 per share.  The terms of the Series F Convertible Preferred Stock are described in greater detail under “Transactions Involving Spescom Limitedand Its United Kingdom Subsidiary” below.

The two demand notes sold to ERP2 in the Transaction consist of the demand notes in the original principal amounts of $400,000 and $500,000 issued by the Company to Spescom as of March 15, 2002 and April 19, 2002, respectively, which bear interest at the rate is 10% per annum and are collateralized by a security interest in respect of all of the Company’s assets.  As of January 25, 2008, the aggregate amount of principal outstanding under such notes was $475,010 and the aggregate amount of interest outstanding under such notes was $222,907.  The largest aggregate amount of principal outstandingunder such notes between October 10, 2007 and January 25, 2008was $475,010, and no amounts of principal or interest outstanding under such notes were paid during such period.

The contract rights sold to the ERP2 in the Transaction include the rights of Spescom SA under the Stock Purchase Agreement, dated as of January 14, 2000, between the Company and Spescom SA.  By virtue of the sale to ERP2 of such rights of Spescom SA, the Company is obligated to include two nominees of ERP2 in management’s slate of nominees to be elected to the board of the directors of the Company (the “Board”) and recommend to its shareholders the election of such nominees for as long as ERP2 or any of its affiliates holds at least 33% of the 16,242,381 shares of the Company’s common stock sold to Spescom SA pursuant to such agreement.

The Agreement provides that Spescom SA, immediately prior to the closing of the Transaction, shall cause the resignation of the two directors of the Company that were nominated pursuant to the rights of Spescom SA under the Stock Purchase Agreement referenced in the preceding paragraph.  The two directors so nominated were James P. Myers and Hilton Isaacman.  Mr. Myers and Mr. Isaacman resigned from the Board effective October 10, 2007. ERP2 proposed to the Board that the Board elect Richard Shorten and Kyong K. "Steve" Lee to fill the vacancies on the Board resulting from the resignation of Mr. Myers and Mr. Isaacman and, effective October 22, 2007, the Board elected Mr. Shorten and Mr. Lee to fill such vacancies.

Extension of Demand Notes Held by ERP2 Holdings, LLC

            On October 22, 2007, the Company and ERP2, entered into a letter agreement by which ERP2 agreed to forbear from seeking repayment prior to December 21, 2007 of the two secured demand notes acquired by ERP2 from Spescom, and the Company, in exchange, agreed to (i) pay a forbearance fee of $25,000 to ERP2 or its designees not later than October 24, 2007 and (ii) reimburse ERP2 for expenses, including legal fees, incurred by it in connection with a due diligence process to be commenced immediately in an amount up to $25,000.

Execution of Term Sheet with ERP2 Holdings, LLC, and Associated Issuance of Common Stock Warrant and Issuance of Common Stock in Payment of Series F Convertible Preferred Stock Dividend

On January 14, 2008, the Company entered into a term sheet (the “Term Sheet”) with ERP2 that provides, among other things, for the concurrent consummation (the “ERP2 Closing”) of the following transactions: (i) the extension of the maturity date of the two secured demand notes acquired by ERP2 from Spescom (the “Old Notes”) to the date that is two years from the date of the ERP2 Closing, (ii) the agreement of ERP2 not to call such demand notes following an event of default, prior to September 30, 2008; and (iii)  the issuance by the Company to ERP2 of additional secured promissory notes (the “New Notes”) in the aggregate principal amount of $1,500,000 with a maturity date two years from the date of the ERP2 Closing.  Disbursement of $300,000 of such aggregate principal amount is subject to delivery at the ERP2 Closing of definitive transaction documents pursuant to the Term Sheet.  Disbursement of the remaining $1,200,000 of such amount is subject to completion of all actions required to be completed by the Company in order to effectuate a 1000-to-1 reverse split of the Company’s common stock and the deregistration of the Company’s common stock under the Securities Exchange Act of 1934(the “Borrower Actions”).  The interest rate for the extended Old Notes and the New Notes will be 10% per annum (provided that, upon an event of default, the interest rate will increase to 13% per annum).  The Old Notes and New Notes will be subject to customary events of default, including any failure of the Company to complete the Borrower Actions by April 30, 2008.  In addition, the Term Sheet provides for customary affirmative and negative covenants, including a quarterly EBITDA covenant.

      Upon execution of the Term Sheet, the Company issued to ERP2 a warrant exercisable for 17,175,971 shares of the Company’s common stock, which warrant has a per share exercise price of $0.08 and a 10-year termand contains certain “cashless exercise” and anti-dilution provisions.  The Term Sheet provides that, upon the above-referenced $1,200,000 disbursement, the Company will issue to ERP2 warrants for the purchase of the number of shares of common stock equal to the greater of (i) 26,735,508 shares of common stock and (ii) 20% of the fully diluted outstanding common stock as of the issuance date.  Such warrants will have a per share exercise price of $0.08 and a 10-year term, and contain customary “cashless exercise” and anti-dilution provisions.

Under the Term Sheet, so long as the New Notes or the Old Notes are outstanding, the Company will procure management consulting, strategic and financial advisory services from ERP2, the aggregate cost of which will not exceed $60,000 in any quarter.  The Term Sheet provides for the payment by the Company to ERP2 of all reasonable fees and expenses of ERP2 in connection with the provision of the New Note and the extension of the Old Notes, in addition to a $75,000 closing fee.  Such closing fee includes up to $25,000 offees and expenses that the Company is required to reimburse to ERP2 pursuant to the letter agreement between the Company and ERP2 dated October 22, 2007.

Upon execution of the Term Sheet, the Company declared a dividend payable to ERP2 in the amount of 20,832,498 shares of common stock, in satisfaction of the entire amount of accrued and unpaid dividends (together with interest through January 21, 2008) on the shares of the Company’s Series F Convertible Preferred Stock held by ERP2, which shares of common stock were issued to ERP2 on January 21, 2008.

As of January 25, 2008, ERP2, by virtue of its ownership ofshares of thecommon stock and Series F Convertible Preferred Stock of the Company, was entitled to 52,044,734 or 70% of the total number of votes eligible to be cast on all matters submitted to the vote of the holders common stockand, consequently, wasentitled to elect a majority of the Board.  In addition, as of such date, ERP2, by virtue of its ownership of such shares and of the above-referenced warrant to purchase 17,175,971shares of common stock, was the beneficial owner of 69,220,705shares or 75.7% of the common stock of the Company.

Transactions Involving Spescom Limited and Its United Kingdom Subsidiary

On September 30, 2003, the Company issued 5,291 shares of its Series F Convertible Preferred Stock (the “Series F Preferred Shares”) to Spescom Limited, a South African corporation (“Spescom SA”), and its wholly owned subsidiary Spescom Ltd., a United Kingdom corporation(“Spescom UK” and, together with Spescom SA, “Spescom”) in consideration of the cancellation of $5,291,000 of its debt owed to Spescom.

The Series F Preferred Shares were convertible into the Company’s common stock at an initial conversion price of $0.45 per share (which, in accordance with certain anti-dilution provisions contained in the Certificate of Determination for the Series F Preferred Shares, had been lowered to $0.39 per share as of September 30, 2007 and to $0.34 per shares as of January 25, 2008).  Such conversion is based on the stated value of $1,000.00 per shareand on the amount of any unpaid accrued dividends and interest thereon related the Series F Preferred Shares as of the date of conversion.  Such conversion may occur at the option of the holder until September 30, 2008.  On that date, any outstanding Series F Preferred Shares not previously converted are to be converted automatically.  The Series F Preferred Shares are entitled to receive dividends of 5% of the stated value of $1,000.00 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum compounded annually from the date of accrual.  The Series F Preferred Shares are also entitled to a liquidation preference equal to $1,000.00 per share, plus accrued but unpaid dividends per share and interest on all accrued but unpaid dividends.  The holder of each Series F Preferred Share is entitled to a number of votes equal to the number of shares of common stock into which such share would be converted on all matters submittedto the vote of the holders of common stock and tovote as a class with the holders of common stock.  In connection with the issuance of the Series F Preferred Shares, Spescom received certain demand and piggyback registration rights with respect to the common stock underlying such shares.

As of September 30, 2007, the Series F Preferred Shares were convertible at the adjusted conversion price of $0.39 then in effect into (i) 13,566,667 shares of the Company’s common stock based on the stated value of the Series F Preferred Stockand (ii) 3,160,926shares of the Company’s common stock based on the $1,233,000 of unpaid accrued dividends and interest thereon related to the Series F Preferred Stock as of such date.  As described under “Transactions Involving ERP2 Holdings, LLC” above, however, all accrued dividends and interest there on related tothe Series F Preferred Shares were satisfied as of January 21, 2008 by the issuance of certain shares of  the Company’s common stock to ERP2 Holdings, LLC, the holder of the Series F Preferred Shares as of such date.

As of September 30, 2007, Spescom, by virtue of its ownership of shares of the common stock and Series F Convertible Preferred Stock of the Company,(i) was entitled to vote 32,379,064 or 59.7% of the total number of votes eligible to be cast on all matters submitted to the vote of the holders of common stock and, consequently, was entitled to elect a majority of the board of directors of the Company, and (ii) was the beneficial owner of the same number of shares and percentage of the common stock of the Company.

On October 10, 2007,Spescom sold all of its interest in the Company to ERP2 Holdings, LLC., including the Series F Preferred Shares, certain shares of common stock of the Company, certain secured demand notes, and certain associated contract rights, as further described under “Transactions Involving ERP2 Holdings, LLC” above.

Transactions Involving M.A.G. Capital, LLC and Certain of Its Affiliates

                As of January 25, 2008 M.A.G. Capital, LLC (“MAG”) and its affiliates Monarch Pointe Fund, Ltd. (“Monarch”) and Mercator Momentum Fund III., L.P. (“MMF”) owned approximately 39.2% of the outstanding common shares of the Company assuming the conversion of all shares of the Company’s preferred stock held by those three entities and the exercise of all warrants for the purchase of the Company’s common stock held by them.  Under the applicable Certificate of Determination of Preferred Stock and the terms of the warrants, however, none of MAG, Monarch and MMF may convert any shares of preferred stock or exercise any warrant if doing so would cause those three entities’ aggregate beneficial ownership of the Company’s common stock to exceed 9.99% of the Company’s common stock then outstanding.

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

On March 10, 2006, the Company completed a private placement with MAG, Monarch and MMF. Under the terms of the financing, the Company issued (i) to Monarch and MMF an aggregate of 2,450 shares of Series I Convertible Preferred Stock (“Series I Preferred Stock”) and (ii) to MAG, Monarch and MMF warrants, expiring March 10, 2009, to purchase, subject to certain adjustments, an aggregate of 925,926 shares of common stock at $0.27 per share.  The Company received aggregate consideration for the Series I Preferred Stock and warrants issued in the private placement consisting of $500,000 and the 1,950 shares of Series H Preferred Stock issued by the Company in October 2005, which have been cancelled.

Each share of Series I Preferred Stock is convertible into a number of shares of common stock determined by dividing $1,000 by the conversion price per share in effect at the time of conversion, provided that a holder of Series I Preferred Stock may at any given time convert only that number of shares of Series I Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s common stock of such holder and all persons affiliated with such holder is not more than 9.99% of the Company’s common stock then outstanding. The conversion price per share, which is subject to certain adjustments, is equal to 85% of the market price (the volume-weighted average price of the Company’s common stock during the 5 immediately preceding trading days, subject to adjustment), provided that in no event shall the conversion price exceed a ceiling price of $0.21 per share, or be less than a floor price of $0.0725 per share.   Consequently, the Series I Preferred Stock is convertible into no fewer than 11,666,667 shares of common stock and into no more than 33,793,104 shares of common stock.  Each holder of Series I Preferred Stock is entitled to a liquidation preference equal to the greater of (i) $1,000 per share plus declared but unpaid dividends per share and (ii) the amount such holder would be entitled to receive had such holder’s shares been converted into shares of common stock immediately prior to the distribution in accordance with the terms of the Series I Preferred Stock.  The Series I Preferred Stock accrued dividends of 6.75% of the stated value of $1,000 per share per annum between the date of issuance and July 10, 2006, the date on which the registration statement for the common stock underlying the Series I Preferred Stock was declared effective by the Securities and Exchange Commission.  On October 26, 2007, the Company issued 358,809 shares of common stock to the holders of the Series I Preferred Stock in payment of $55,000 in accrued dividends, thereby satisfying all accrued dividends on the Series I Preferred Stock.

Review and Approval of Transactions with Related Persons

The board of directors of the Companyadopted, as of January 28, 2008,a written policy for approval of transactions between the Company and its directors, director nominees, executive officers, greater-than-5% beneficial owners, and their respective immediate family members, where the amount involved in the transaction exceeds or is expected to exceed $100,000 since the beginning of the Company’s last completed fiscal year. The policy provides that the Audit Committee reviews certain transactions subject to the policy and determines whether or not to approve or ratify those transactions.  In doing so, the Audit Committee takes into account, among other factors it deems appropriate, whether the transaction is on terms that are no less favorable to the Company than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the interests of the related person or personsin the transaction.

Although the above-referenced written policy had not been adopted at the time of any of the transactions described in this Item 13, (i) the transactions described under the heading “Transactions Involving ERP2 Holdings, LLC” and the subheading “Execution of Term Sheet with ERP2 Holdings, LLC, and Associated Issuance of Common Stock Warrant and Issuance of Common Stock in Payment of Series F Convertible Preferred Stock Dividend” were reviewed and approved in advance by a committee of independent directors (the “Independent Committee”) appointed by the Board of Directors comprised of Messrs. Silverman, Hamilton and Unruh (who are also the directors comprising the Audit Committee), and (ii) the transactions described under the heading “Transactions Involving ERP2 Holdings, LLC” and the subheading “Extension of Demand Notes Held by ERP2 Holdings, LLC”, the heading “Transactions Involving Spescom Limited and Its United Kingdom Subsidiary”, and the heading “Transactions Involving M.A.G. Capital, LLC and Certain of Its Affiliates” were reviewed and approved in advance by the Board of Directors.  In each case, the Independent Committeeor the Board of Directors, as applicable, tookinto account, among other factors it deemedappropriate, whether the transaction was on termsno less favorable to the Company than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the interests of the related person or persons in the transaction.  The transactions described under the heading “Transactions Involving ERP2 Holdings, LLC” and the subheading “Acquisition by ERP2 Holdings, LLC of the Interests in the Company of Spescom Limited” were not subject to the review or approval of the board of directors of the Company or of any committee thereof because the Company was not party to the transfer to ERP2 Holdings, LLC of the interests in the Company of Spescom Limited and its United Kingdom subsidiary.

Director Independence

The Board of Directors has determined that Messrs. Silverman, Hamilton and Unruhare independent underthe definition of independence set forth in the NASDAQ listing standards. In making such determination, the Board of Directors considered all relevant facts and circumstances in accordance with such definitionand did not consider any transactions, relationships or arrangements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid to Singer Lewak Greenbaum & Goldstein LLP, the Company’s independent public accountants for services provided for the fiscal years ended September 30, 2007 and 2006 are as follows:

	For the year ended September 30,
	2007	2006

Audit Fees	$221,769	$197,034
Audit-Related Fees(1)	10,580	14,498
Tax Fees	—	—
All other fees	—	—
Total	$232,349	$211,532

(1) The audit-related fees were in connection with discussions regarding the Company’s implementation plans relating to Section 404 of the Sarbanes-Oxley Act of 2002 along with consultations concerning certain financial and reporting standards.

Pursuant to the Audit Committee charter, the Audit Committee must approve in advance all audit and permissible non-audit services provided by the Company’s independent auditors.  Accordingly, all of the services described in the table immediately above were approved in advance by the Audit Committee.  As the Audit Committee has not delegated any pre-approval authority, the Audit Committee has not adopted any specific pre-approval policies and procedures for delegates relating to the engagement of its independent auditors. None of the services described in the table immediately above were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

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

4.9	Warrant to Purchase 550,000 shares of Common Stock of Spescom Software Inc. issued to Cappello Capital Corp (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 28, 2005).

4.10	Warrant to Purchase Common Stock issued to M.A.G. Capital, LLC, dated October 25, 2005 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 31, 2005).

4.11	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated October 25, 2005 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 31, 2005).

4.12	Warrant to Purchase Common Stock issued to M.A.G. Capital, LLC, dated March 10, 2006. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on March 16, 2006).

4.13	Warrant to Purchase Common Stock issued to Monarch Pointe Fund, Ltd., dated March 10, 2006 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on March 16, 2006).

4.14	Warrant to Purchase Common Stock issued to Mercator Momentum Fund III, L.P., dated March 10, 2006 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on March 16, 2006).

4.15	Warrant to Purchase Common Stock issued to Liolios Group, Inc., dated March 31, 2006 (incorporated by reference to Exhibit 4.22 to the Form S-1 filed on April 7, 2006).

4.16	Warrant to Purchase Common Stock issued to ERP2 Holdings, LLC, dated January 14, 2008(incorporated by reference to Exhibit 4.16 to the Form 10-K filed on January 15, 2008).

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

10.18	Lease between Rowlandson Properties Limited and Spescom Software Limited, dated February 10, 2006 (incorporated by reference to Exhibit 10.20 to the Form S-1 filed on April 7, 2006).

10.19	Second Addendum to Lease between Enterprise Informatics Inc. and Mesa Ridge Center, LLC, dated June 14, 2007 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 14, 2007).

10.20*	Retention Agreement between the Company and John W. Low, dated April 27, 2006 (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on May 15, 2006).

10.21*	Retention Agreement between the Company and Glenn Cox, dated April 25, 2006 (incorporated by reference to Exhibit 10.10 to the Form 10-Q filed on May 15, 2006).

10.22*	Retention Agreement between the Company and Pierre DeWet, dated April 26, 2006 (incorporated by reference to Exhibit 10.11 to the Form 10-Q filed on May 15, 2006).

10.23*	Retention Agreement between the Company and Alan Kiraly, dated April 25, 2006 (incorporated by reference to Exhibit 10.12 to the Form 10-Q filed on May 15, 2006).

10.24	Letter agreement between Enterprise Informatics Inc. and ERP2 Holdings, LLC, dated October 22, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 26, 2007).

10.25	Summary of Terms between Enterprise Informatics Inc. and ERP2 Holdings, LLC, dated January 14, 2008 (incorporated by reference to Exhibit 10.25to the Form 10-K filed on January 15, 2008).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1to the Form 10-K filed on January 15, 2008).

23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP (previously filed with the Form 10-K filed on January 15, 2008)

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Indicates a management contract or compensatory plan or arrangement covering executive officers or directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on January 28, 2008.

Enterprise Informatics Inc.

By:	/s/ Alan Kiraly
Alan Kiraly Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan Kiraly	Director and Chief Executive Officer (Principal Executive Officer)	January 28, 2008
Alan Kiraly

/s/ John W. Low	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	January 28, 2008
John W. Low

/s/ Kyong K. “Steve” Lee	Director	January 28, 2008
Kyong K. “Steve” Lee

/s/ D. Ross Hamilton	Director	January 28, 2008
D. Ross Hamilton

/s/ Richard Shorten	Director	January 28, 2008
Richard Shorten

	Director	January 28, 2008
Michael Silverman

/s/ Larry D. Unruh	Director	January 28, 2008
Larry D. Unruh

INDEX TO EXHIBITS

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.