Form 10-Q
period 2007-12-31
Enterprise Informatics Inc
filed 2008-02-14
CIK 813747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended December 31, 2007.

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

YES       ☒              NO       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       ☐              NO       ☒

Number of shares of Common Stock outstanding at February14, 2008:  58,694,730

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 ENTERPRISE INFORMATICS INC.
                           CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$711,000	$553,000
Receivables, net	1,033,000	746,000
Other current assets	217,000	204,000
Total current assets	1,961,000	1,503,000

Property and equipment, net	198,000	211,000
Computer software, net	295,000	321,000
Other assets	60,000	27,000
Total assets	$2,514,000	$2,062,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$389,000	$338,000
Series F Preferred stock dividend payable	1,323,000	1,233,000
Accrued liabilities	1,897,000	1,465,000
Lease obligations– current portion	23,000	32,000
Deferred revenue	2,765,000	2,611,000
Total current liabilities	6,397,000	5,679,000

Notes and accrued interest payable	693,000	676,000
Lease obligations	52,000	55,000
Total liabilities	7,142,000	6,410,000

Shareholders’ deficit:
Convertible preferred stock, 243,239 remaining shares authorized
Series F - par value $1.00 per share; 5,291 shares authorized, issued and outstanding
outstanding at December 31, 2007 and September 30, 2007	6,790,000	6,790,000
Series I - par value $0.01 per share; 2,450 shares authorized; 2,450 shares
issued and outstanding at December 31, 2007 and September 30, 2007	2,450,000	2,450,000
Common stock, no par value, 100,000,000 shares authorized; 37,862,332 and
37,503,523 shares outstanding at December 31, 2007 and September 30, 2007	77,480,000	76,495,000
Common stock warrants	540,000	1,505,000
Accumulated other comprehensive loss	(522,000)	(537,000)
Accumulated deficit	(91,366,000)	(91,051,000)
Total shareholders’ deficit	(4,628,000)	(4,348,000)
Total liabilities and shareholders’ deficit	$2,514,000	$2,062,000

                     The accompanying notes are an integral part of these consolidated financial statements.

                                                                                          ENTERPRISE INFORMATICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended
	December 31,
	2007	2006
Revenues:
Licenses	$640,000	$390,000
Services and other	1,527,000	1,337,000
Total revenues	2,167,000	1,727,000

Cost of revenues:
Licenses	55,000	38,000
Services and other	725,000	591,000
Total cost of revenues	780,000	629,000

Gross profit	1,387,000	1,098,000

Operating expenses:
Research and development	433,000	258,000
Marketing and sales	571,000	460,000
General and administrative	614,000	368,000
Total operating expenses	1,618,000	1,086,000

Income (loss) from operations	(231,000)	12,000

Interest and other income	3,000	—
Interest and other expense	(88,000)	(63,000)
Net loss	(316,000)	(51,000)

Cumulative preferred dividends	(66,000)	(66,000)
Net loss available to common shareholders	$(382,000)	$(117,000)

Loss per share:
Basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	37,761,000	37,144,000

Statement of Comprehensive Loss
Net loss	$(231,000)	$(51,000)
Other Comprehensive income (loss):
Foreign currency translation adjustment	15,000	(59,000)
Comprehensive loss	$(216,000)	$(110,000)

                                     The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE INFORMATICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(316,000)	$(51,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,000	46,000
Loss on disposal of assets	1,000	—
Unpaid interest on notes payable	60,000	56,000
Share-based compensation	31,000	42,000
Changes in assets and liabilities:
Receivables, net	(295,000)	(104,000)
Other current assets	(17,000)	37,000
Accounts payable	55,000	(456,000)
Payable to Spescom Ltd.	—	(359,000)
Accrued liabilities	477,000	(244,000)
Deferred revenue	173,000	2,258,000
Net cash provided used in operating activities	215,000	1,225,000

Cash flows from investing activities:
Purchases of property and equipment	(11,000)	(5,000)
Net cash used in investing activities	(11,000)	(5,000)

Cash flows from financing activities:
Debt issuance costs	(30,000)	—
Payments on capital lease obligations	(12,000)	(10,000)
Net cash used by financing activities	(42,000)	(10,000)

Effect of exchange rate changes on cash	(4,000)	(1,000)

Net increase in cash	158,000	1,209,000
Cash at beginning of period	553,000	95,000

Cash at end of period	$711,000	$1,304,000

See Note 2 for supplemental cash flow information.

        The accompanying notes are an integral part of these consolidated financial statements.

ENTERPRISE INFORMATICS INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited)

Note 1 —Basis of Presentation

The accompanying consolidated financial statements of Enterprise Informatics Inc. (“the Company”) as of December 31, 2007 and for the three months ended December 31, 2007 and 2006 are unaudited. The consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles applicable to interim periods.  In the opinion of management, the consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The information contained in the following Condensed Notes to the Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, as amended.  It should be understood that the accounting measurements at an interim date inherently involve greater reliance on estimates than at year-end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

Note 2 —Summary of Significant Accounting Policies

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

Foreign Currency

The functional currency of the Company’s United Kingdom subsidiary is the British pound.  Assets and liabilities are translated into U.S. dollars at end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect for the period. Net currency exchange gains or losses resulting from such translations are excluded from net income and are accumulated in a separate component of shareholders’deficit as accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions, which are not significant, are included in the consolidated statements of operations.

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

Revenue Recognition

The Company’s revenues are derived from sales of its document and configuration management systems that are primarily composed of software and services, including maintenance, training and consulting services, and third party software and hardware. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,”  SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, Staff Accounting Bulletin (“SAB”) No. 101, updated by SAB’s 103 and 104 “Update of Codification of Staff Accounting Bulletins,”and Emerging Issues Task Force No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables.”  Revenue through the Company’s Value Added Resellers (“VARS”) are net of any VAR discount in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition.  These factors include, but are not limited to:

·	The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract

·	Availability of products to be delivered

·	Time period over which services are to be performed

·	Creditworthiness of the customer

·	The complexity of customizations to the Company’s software required by service contracts

·	The sales channel through which the sale is made (direct, VAR, distributor, etc.)

·	Discounts given for each element of a contract

·	Any commitments made as to installation or implementation of “go live”dates

·	Acceptance criteria

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments”, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity, and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2007 and September 30, 2007, management believes that the carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable, and accrued expenses approximate fair value because of the short maturity of these financial instruments. The Company believes that the carrying value of its loans approximate their fair values based on current market rates of interest.

Concentration of Credit Risk

The Company provides products and services to customers in a variety of industries worldwide, including local governments, petrochemicals, utilities, manufacturing and transportation. Concentration of credit risk with respect to trade receivables is limited due to the geographic and industry dispersion of the Company’s customer base. The Company has not experienced significant credit losses on its customer accounts. Entergy Operations, Inc.and Nuclear Fuel Services, Inc. each accounted for 19% and Aker Kvaerner Business Partner AS accounted for 12% of trade accounts receivable at December 31, 2007 as compared to EMWD and Constellation Energy Group, which accounted for 15% and 13%, respectively, of trade accounts receivable at September 30, 2007.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Entergy Operations, Inc. and Aker KvaernerBusiness Partner ASaccounted for 13% and 10%, respectively, of revenues for the threemonths ended December 31, 2007, while Constellation Energy and JEA accounted for 17% and 14%, respectively,of revenues for the three months ended December 31, 2006.  The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

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

Software Development Costs

Software development costs are capitalized when technological feasibility and marketability of the related product have been established. Software development costs incurred solely in connection with a specific contract are charged to cost of revenues. Capitalized software development costs are amortized on a product-by-product basis, beginning when the product is available for general release to customers. Annual amortization expense is calculated using the greater of the ratio of each product’s current gross revenues to the total of current and expected gross revenues or the straight-line method over the estimated useful life of three to five years. There was no software development cost capitalized for the three month periods ended December 31, 2007and 2006, while amortization expense totaled $26,000 for each of those periods. As of December 31, 2007 and September 30, 2007, the balance of software development capitalized totaled $513,000 for both dates, with related accumulated amortization of $218,000 and $192,000, respectively.

Long-lived Assets

The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the assets’carrying value unlikely. An impairment loss would be recognized when the sum of the expected future netcash flows is less than the carrying amount of the asset.

Share-Based Payments

The Company recognizes share-based compensation expense as required by the Financial Accounting Standards Board (FASB) under the Statement of Financial Accounting Standards No.123 (revised 2007), “Share-Based Payments”(FAS 123R).  The Company adopted the provisions of FAS 123R on October 1, 2005, the first day of the Company’s fiscal year 2006. Share-based compensation cost is measured at the date of grant using the Black-Scholes option-pricing model, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The determination of the fair value of share-based payments on the date of grant using an option-pricing model is affected by our stock price as well as stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company has no awards with market or performance conditions. The valuation provisions of FAS 123R apply to new awards and to awards outstanding on October 1, 2005 and subsequently modified or cancelled.

In April 2007, the Company’s shareholders approved the adoption of the Company’s 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 2007 Plan was 7,500,000.   As of December 31, 2007and September 30, 2007, options to purchase 1,691,000 and 1,692,250 shares, respectively, were outstanding under the 2007 Plan.  The option vesting period under the 2007 Plan is determined by the

Board of Directors or a Stock Option Committee and usually provides that 25% of the options granted can be exercised immediately from the date of grant, and thereafter, those options vest and become exercisable in additional cumulative annual installments of 25% commencing on the first anniversary of thedate of grant. Options granted are generally due to expire upon the sooner of ten years from date of grant, the date of termination of services for cause by the Company, twelve months after termination of services due to death or disability, 90 days after termination of services due to retirement in accordance with the Company’s retirement policy, or three months after termination of services other than for cause by the Company or due to death, disability or retirement.  The option exercise price is equal to the fair market value of the common stock on the date of grant.  Options granted to employees under the 2007 Plan may be either incentive stock options or nonqualified options. Options granted to non-employee directors under the 2007 Plan may only be nonqualified options.

In April 1996, the Company adopted its 1996 Stock Incentive Plan (the “1996 Plan”).  The 1996 Plan is administered by either the Board of Directors or a committee designated by the Board to oversee the plan.  The total number of authorized shares under the 1996 Plan was 7,425,000.  As of December 31, 2007 and September 30, 2007, options to purchase 4,064,250 and 4,075,750 shares, respectively, were outstanding under the 1996 Plan.  The 1996 Plan expired as of March 31, 2006 and therefore no further grants are available from the 1996 Plan.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

	For the three months ended
	September 30,
	2007	2006
Dividend Yield	0%	0%
Expected Volatility	399%	370%
Risk free interest rate	4.1%	4.6%
Expected lives	10 yrs	10 yrs

The weighted-average estimated fair value of employee stock options granted during the three months ended December 31, 2007 and December 31, 2006 using the Black-Scholes model were as follows:

	For the three months ended
	December 31,
	2007	2006
Research and development	$2,000	$2,000
Marketing and sales	10,000	13,000
General and administrative	19,000	27,000

Share-based compensation	$31,000	$42,000

A summary of option activity under the 2007 Plan and the1996 Plan as of December 31, 2007, and changes during the three months then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding Options at October 1, 2007	5,768,000	$0.235
Granted	—	—
Exercised	—	—
Forfeited or expired	(13,000)	0.304
Outstanding at December 31, 2007	5,755,000	$0.235	6.8	$-
Exercisable at December 31, 2007	3,949,000	$0.279	5.8	$-

There were no options granted or exercised during the three months ended December 31, 2007.

 Income Taxes

We adopted FASB Intrepretation No. 48 (“Fin 48”), “Accounting for Uncertainty in Income Taxes,” on October 1, 2007, which did not materially impact our consolidated results of operations or financial position.  No unrecognized tax benefits were recorded as of the date of adoption.  As a result of the implementation of Fin 48, we did not recognize any liability for unrecognized tax benefits.  There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense.  We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2007 and at September 30, 2007, and we have not recognized interest and/or penalties in the consolidated statement of operations for the three months ended December 31, 2007.

At October 1, 2007, we had net deferred tax assets of $12,865,000.  The tax assets are primarily composed of federal and state tax net operating loss carryforwards, capitalized research and development costs, depreciation and amortization and deferred revenue.  Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred asset.  On October 10, 2007 Spescom Ltd. sold its majority interest in the Company to ERP2 Holdings, LLC. Prior to the ownership change the net operating loss carryforwards were $31,442,000 and $4,833,000 for federal and state tax purposes, respectively.  Due to the change in ownership, under Internal Revenue Code Section 382 and similar California rules, these net operating loss carryforwards are limited and have been reduced to $10,985,000 and $4,368,000 for federal and state tax purposes, respectively.  The deferred tax assets relating to the net operating loss carryforwards and associated valuation allowance were reduced by $6,982,000 to $3,990,000.

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

Statements of Cash Flows

The following table provides supplemental cash flow information:
	For the three months ended
	December 31,
	2007	2006
Supplemental cash flow information:
Interest paid	$3,000	$28,000

Non-cash financing and investing activities:
Accrued preferred stock dividends	$66,000	$66,000
	$66,000	$66,000

Note 3 — Certain Transactions Involving ERP2 Holdings, LLC

 Sale of Spescom Ltd.’s Interests in the Company to ERP2 Holdings, LLC

On October 10, 2007, pursuant to a Securities Purchase Agreement, dated as of September 30, 2007, between Spescom Ltd, and its wholly owned subsidiary Spescom Ltd UK (collectively, “Spescom”), on the one hand, and ERP2 Holdings, LLC (“ERP2”), on the other hand, the parties thereto consummated the sale by Spescom to ERP2, for aggregate consideration of $2,500,000, of all shares of the capital stock held by Spescom, two demand notes payable to Spescom, and certain contract rights and other interests held by Spescom in connection with its ownership of such shares and notes (the “Transaction”).  The shares of capital stock sold to ERP2 consist of 15,650,471 shares of the Company’s common stock and 5,291 shares of the Company’s Series F Convertible Preferred Stock. (See Note 7 —Convertible Preferred Stock). As a result of the sale, ERP2 acquired all rights of Spescom Ltd. with respect to all accrued and unpaid dividends (together with interest) on such shares of Series F Convertible Preferred Stock. Pursuant to a term sheet entered into on January 14, 2008 between the Company and ERP2, the Company declared a dividend payable to ERP2 which was paid through the issuance of 20,832,498 shares of common stock of the Company, in satisfaction of all accrued and unpaid dividends (together with interest) as of January 21, 2008 on the shares of the Company’s Series F Convertible Preferred Stock held by ERP2 (See Note 11 —Subsequent Events).

Extension of Demand Notes

On October 22, 2007, the Company and ERP2 entered into a letter agreement by which ERP2 agreed to forbear from seeking repayment of the two demand notes payable to it prior to December 21, 2007 and the Company, in exchange, agreed to pay a forbearance fee of $25,000 to ERP2.  The forbearance fee of $25,000 was expensed over the two month forbearance period. Each of the demand notes sold to ERP2 in the Transaction bears interest at the rate of 10% per annum and is collateralized by a security interest in respect of all of the Company’s assets.  Under a term sheet entered into on January 14, 2008 between the Company and ERP2 and amendments to the demand notes effected on January 31, 2008, the maturity dates of the demands notes were extended to January 31, 2010 and ERP2 agreed not to call such notes following an event of default, prior to September 30, 2008.(See Note 11 —Subsequent Events).

The balance of the demand notes and accrued interest payable at December 31, 2007 and September 30, 2007 were as follows:

	December 31,	September 30,
	2007	2007
Notes and accrued interest payable to ERP2 Holdings, LLC	$693,000	$-
Notes and accrued interest payable to Spescom Ltd.	-	676,000
	$693,000	$676,000

Note 4 —Receivables

A summary of receivables and allowance for doubtful accounts as of December 31, 2007 and September 30, 2007 are as follows:

	December 31,	September 30,
	2007	2007
Receivables consist of:
Receivables	$1,041,000	$753,000
Unbilled receivables	2,000	-
	1,043,000	753,000
Less: allowance for doubtful accounts	(10,000)	(7,000)
	$1,033,000	$746,000

Note 5 —Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations:

	For the three months ended
	December 31,
	2007	2006
Net income (loss) available for common shareholders	$(382,000)	$(117,000)

Earnings (Loss) per share:
Basic and diluted	$(0.01)	$-

Weighted average shares outstanding:
Basic and diluted	37,761,000	37,144,000

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

As of December 31, 2007, a total of 5,755,000 stock options, 2,702,000 common stock warrants and, 5,291 and 2,450 shares of Series F and Series I Convertible Preferred Stock, respectively, were excluded from the diluted net income (loss) per share calculation for the three months ended December 31, 2007, as their effect would be anti-dilutive. As of December 31, 2006, a total of 4,375,000 stock options, 6,727,000 common stock warrants and, 5,291 and 2,450 shares of Series F and Series I Convertible Preferred Stock, respectively, were excluded from the diluted net income (loss) per share calculation for the three months ended December 31, 2006, as their effect would be anti-dilutive.

Note 6 —Segment and Geographic Information

The Company has one business segment, which consists of the development and sale of a suite of integrated document, configuration and records management software products.   Revenues by customer location and identifiable assets from continuing operations are as follows:

	For the three months ended
	December 31,
	2007	2006
United States	$1,283,000	$1,243,000
Europe, primarily United Kingdom	801,000	433,000
Other International	83,000	51,000
	$2,167,000	$1,727,000

	December 31,	September 30,
	2007	2006
Identifiable assets from continuing perations:
United States	$1,926,000	$2,564,000
Europe, United Kingdom	588,000	407,000
	$2,514,000	$2,971,000

Note 7 — Convertible Preferred Stock

Series I Convertible Preferred Stock

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

Each share of Series I Preferred Stock is convertible into a number of shares of common stock determined by dividing $1,000 by the conversion price per share in effect at the time of conversion, provided that a holder of Series I Preferred Stock may at any given time convert only that number ofshares of Series I Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s common stock of such holder and all persons affiliated with such holder is not more than 9.99% of the Company’s common stock then outstanding. The conversion price per share is equal to 85% of the market price (the volume-weighted average price of the Company’s common stock during the five immediately preceding trading days, subject to adjustment), provided that in no event shall the conversion price exceed a ceiling price of $0.21 per share, or be less than a floor price of $0.0725 per share.

Each holder of Series I Preferred Stock is entitled to a liquidation preference equal to the greater of (i) $1,000 per share plus declared but unpaid dividends per share and (ii) the amount such holder would be entitled to receive had such holder’s shares been converted into shares of common stock immediately prior to the distribution in accordance with the terms of the Series I Preferred Stock.  Commencing on the issuance date of the Series I Preferred Stock, the Series I Preferred Stock is entitled to receive dividends of 6.75% of the stated value of $1,000 per share per annum, only payable until the registration statement for the common stock underlying the Series I Preferred Stock is declared effective by the Securities and Exchange Commission.  That registration statement was declared effective by the Securities and Exchange Commission on July 10, 2006. On October 26, 2007, as payment of the $55,000 in accrued dividends owed to the holders of Series I Preferred Stock, the Company issued 358,809 shares of the Company’s common stock based on a valueof $0.15 per share.

Series F Convertible 5% Preferred Stock

On September 30, 2003, the Company issued 5,291 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”) with a stated value of $1,000 per share in consideration of the cancellation of $5,291,000 of its debt owed to Spescom Ltd. and its subsidiary (See Note 3 - Certain Transactions Involving ERP2 Holdings, LLC).  The Series F Preferred Stock is convertible into the Company’s common stock at a stated conversion price of $0.45 per share, subject to certain anti-dilution provisions.  As a result of certain equity transactions by the Company, under the anti-dilution provisions the conversion price has been adjusted to $0.39 per shareas of December 31, 2007.    Upon conversion of the Series F Preferred Stock

at the $0.39 per share conversion price, 13,566,667 shares of the Company’s common stock is issuable based on the stated value of the Series F Preferred Stock.  In addition, upon such conversion, all unpaid accrued dividends and interest thereon related to the Series F Preferred Stock as of such date would be converted in the Company’s common stock at the $0.39 per share conversion price. Under a term sheet dated January 14, 2008 between the Company and ERP2, a dividend was declared by the Company and 20,832,498 shares of the common stock was subsequently issued to ERP2 as payment of all accrued and unpaid dividend and interest owed totaling $1,302,000 through January 21, 2008.(See Note 11—Subsequent Events). Conversion of the Series F Preferred Stock may occur at the option of the holder until September 30, 2008.  On that date, any outstanding Series F Preferred Stock not previously converted will be converted automatically at the then conversion price.

The Series F Preferred Stock is entitled to a liquidation preference equal to $1,000 per share, plus accrued but unpaid dividends per share and interest on all accrued but unpaid dividends.  The Series F Preferred Stock is also entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Unpaid dividends accrue interest at the rate of 8% per annum.  Each holder of shares of Series F Preferred Stock is entitled to the number of votes equal to the number of shares of common stock issuable upon conversion of suchholder’s shares of Series F Preferred Stock on all matters submitted to the vote of the holders of common stock, and shall vote as a class with the holders of common stock.  In a change of control, merger or sale, the Series F Preferred Stock holders would preserve their conversion rights and would be entitled to the same number and amount of shares immediately prior to such transaction.

Note 8 — Expiration of Warrants

On November 3, 2007, warrants to purchase 1,000,000 shares of the Company’scommon stock at $0.40 per share that were issued in 1994 to a public relations firm expired unexercised.  In addition, on November 4, 2007, warrants to purchase 3,025,000 shares of the Company’s common stock at $0.44 per share that were issued in connection with a financing by the Company in 1994 also expired unexercised.  The original fair value of these warrants totaling $965,000 was reclassified from common stock warrants to common stock upon expiration.

 Note 9 —Recent Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.”FAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any,the adoption of FAS 157 will have on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”(“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, the adoption of SFAS 159 will have on its financial position and results of operations.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations.  Statement 141 (R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transactions; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  The FASB Statement No. 141 (R) will be effective for fiscal years beginning after December 15, 2008. The Company has not determined the impact, if any, the adoption of FASB Statement 141 (R) will have on its financial position and results of operations.

In December 2007, the FASB also issued FASB Statement 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring that they be treated as equity transactions.  Statement 160 will also be effective for fiscal years beginning after December 15, 2008.  The Company has not determined the impact, if any,the adoption of FASB Statement 160 will have on its financial position and results of operations.

Note 10 —Contingencies

Upon the termination of the Company’s office lease in the United Kingdom on March 14, 2006, the Company moved into new office facilities.The landlord of the old office has claimed that the Company owes certain dilapidation payments under the lease.  The Company has disputed such claims and believes there will be no material effect once resolved.

Note 11 —Subsequent Events

Issuance of Common Stock Warrant, Declaration of Series F Convertible Preferred Stock Dividend Payable in Common Stock, Issuance of New Promissory Note and Amendments to Existing Demand Notes

On January 14, 2008, the Company entered into a term sheet (the “Term Sheet”) for a financing transaction with ERP2Holdings, LLC (“ERP2”), and in consideration for ERP2’s execution of the Term Sheet, the Company issued to ERP2 a warrant for the purchase of shares of the Company’s common stock.  In addition, in accordance with the term sheet, the board of directors of the Company declared on such date a dividend, payable to ERP2 in shares of common stock, on the shares of the Company’s Series F Convertible Preferred Stock held by ERP2.  On January 31, 2008 pursuant to the Term Sheet, the Company issued a promissory note for up to $1,500,000 and signed amendments to the existing demand notes held by ERP2.The foregoing transactions are described in greater detail in this Note 11 below.

The warrant issued under the Term Sheet by the Company to ERP2 is exercisable for 17,175,971 shares of Common Stock at a per share exercise price of $0.08 for a 10-year term and contains certain “cashless exercise”and anti-dilution provisions.  The Company calculated, using the Black-Scholes method, a fair value of  $1,202,000  for the warrant as of January 14, 2008. Based on fair value allocations the debt discount is $439,000 and will be amortized over the two-year term of the extended demand notes.

On January 21, 2008 the dividend declared by the board of directors of the Company in accordance with the Term Sheet was paid to ERP2 in the amount of 20,832,498 shares of common stock, in satisfaction of the accrued and unpaid dividends owed (together with interest) totaling $1,301,000 on the shares of the Company’s Series F Convertible Preferred Stock held by ERP2.  As of February 1,2008, ERP2, by virtue of its ownership of common stock,Series F Convertible Preferred Stockand the warrant to purchase 17,175,971 shares of common stock, was the beneficial owner of 69,220,705 shares or 75.7% of the common stock of the Company.

Pursuant to the Term Sheet, on January 31, 2008 the Company issued to ERP2 a secured promissory note (the “New Note”) in the principal amount of up to $1,500,000 with a maturity date of January 31, 2010.  The disbursement of $300,000 of such principal amount occurred upon execution of the note.  Disbursement of the remaining $1,200,000 of such amount is subject to completion of all actions required to be completed by the Company in order to effectuate a 1000-to-1 reverse split of the Company’s common stock and the deregistration of the Company’s common stock under the Securities Exchange Act of 1934.  Events of default under the New Note include, among others, any failure of the Company to complete such actions by April 30, 2008. The New Note bears interest at 10% per annum (plus, upon the occurrence and continuation of an event of default, an additional 3% per annum), payable quarterly in arrears in cash, or, at the Company’s option, in kind, capitalized as additional principal.  The New Note contains certain affirmative and negative covenants, including a covenant that the Company’s consolidated EBITDA (as defined in the New Note) for each of certain periods of four consecutive fiscal quarters will meet or exceed the applicable minimum amount set forth in the New Note. As of February 1, 2008, the aggregate amount of principal and interest outstanding under the New Note was $300,000.

In addition, pursuant to the Term Sheet, on January 31, 2008 the Company and ERP2 entered into amendments to the two existing secured demand notes in the original principal amounts of $400,000 and $500,000 held by ERP2 (the “Old Notes”) that provide, among other things, for (A) the extension of the maturity dates of such notes until January 31, 2010 and (B) a right of ERP2 to accelerate the indebtedness represented by such notes upon an event of default under the New Notes, provided that no such acceleration may occur prior to September 30, 2008.  The Old Notes, as amended, bear interest at 10% per annum, payable upon maturity, provided that, in the event any payment due under either of such notes is not made within 15 days of its due date, the interest on such overdue amount will increase to 13% per annum. As of February 1, 2008, the aggregate amount of principal and interest outstanding under the Old Notes was $699,000.

The New Notes and the Old Notes, as amended, are secured by all of the Company’s assets pursuant to amendments and restatements of the security agreement and pledge agreement by which the Company’s obligations under the Old Notes were secured previously.  Such amended and restated security agreement, among other things, (i) provides for a security interest in favor of ERP2 in respect of all personal property of the Company and (ii) obligates the Company to deliver the source code of its software products into escrow pursuant to an escrow agreement reasonably satisfactory to ERP2 within 30 days after January 31, 2008 and, subject to certain conditions, to effect one or more updates to the source code so escrowed.  Such amended and restated pledge agreement, among other things, provides for a security interest in favor of ERP2 in respect of the Company’s interest in its United Kingdom subsidiaries, Enterprise Informatics International Ltd. and Enterprise Informatics Ltd.

The Company is obligated under the New Note, on or prior to the date of the above-referenced $1,200,000 disbursement, to issue to ERP2 warrants for the purchase of the number of shares of common stock equal to the greater of (i) 26,735,508 shares of common stock and (ii) 20% of the fully diluted outstanding common stock as of the date of such issuance.  Such warrants will have a per share exercise price of $0.08 and a 10-year term, and contain certain “cashless exercise” and anti-dilution provisions.

The New Note provides for entry by the Company and ERP2 into one or more agreements pursuant to which designees of ERP2 will provide management consulting, strategic and financial advisory services to the Company during the period that any indebtedness is outstanding under the New Note or the Old Notes, in exchange for fees paid by the Company of up to $60,000 per quarter.  In addition, the Company is obligated to pay (i) a $75,000 closing fee, which includes up to $25,000 of fees and expenses that the Company is required to reimburse to ERP2 pursuant to the letter agreement between the Company and ERP2 dated October 22, 2007 and (ii) certain fees and expenses incurred by ERP2 in connection with the transactions described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Certain Factors That May Affect Future Results”below and elsewhere in, or incorporated by reference into, this report.

In some cases, you can identify forward-looking statements by terms such as“may,”“intend,”“might,”“will,”“should,”“could,”“would,”“expect,”“believe,”“anticipate,”“estimate,”“predict,”“potential,”or the negative of these terms, and similar expressions are intended to identify forward-looking statements. When used in the following discussion, the words “believes,”“anticipates”and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Theforward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable.  These statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form10-Q, and we undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements, including the Notes thereto.

OVERVIEW

The Company develops, markets, and supports eB, its integrated suite of collaborative document, configuration and records management software solutions. The eB suite enables organizations in a broad range of industries to create, capture, store, manage, share and distribute critical business information regarding their customers, products, assets and processes in an efficient manner. The eB suite also enables them to maintain complete, up-to-date information about the configuration of their products, assets and infrastructures so that they can achieve operational excellence andcompliance with regulatory requirements. eB provides the capabilities of an Enterprise Content Management (ECM)/Electronic Document Management (EDM) System, but extends these capabilities by also managing the “things”that the content/documents relate to such as products, assets , functions, processes, requirements, projects, organizations, locations, work orders, etc. As a result, eB can be used to manage the lifecycle of physical items (e.g. products, equipment or assets), and the requirements (e.g. functional, safety, performance, environmental, etc.) that govern them. It enables intelligent relationships to be defined between these items thereby creating an interdependency model. As a result, the effects of any change on requirements, documents and items can be determined, and change can be managed to effectively ensure information integrity. In particular, eB enables organizations with extensive and complex physical infrastructures to efficiently identify, classify, structure, link, and manage documents, physical items, and requirements throughout their lifecycles and ensure that conformance between these is maintained by means of an automated change process.

Our revenues in the three months ended December 31, 2007 increased by 25% from the same period in the prior fiscal year primarily due to sales of expansion softwarel icenses to existing customers in the United States and the United Kingdom and expansion services projects for existing customers in the United Kingdom.   The Company’s license revenue fluctuates from quarter to quarter as reflected by the increase in license sales during the current quarter.

Our revenues are derived from licenses of our software to our customers, services that we provide under maintenance support contracts and our non-maintenance services, consisting primarily of design studies, system implementation and training. Of our total revenues for the three months ended December 31, 2007, license revenues accounted for 30%, maintenance services revenues accounted for 40% and non-maintenance services represented 30%.  Of our total revenues for the three months ended December 31, 2006, license revenues accounted for 23%, maintenance services revenues accounted for 44% and non-maintenance services represented 33%.

Many of our customers are located outside the United States, with foreign-originated revenues accounting for 41% and 28% of revenues for the three months ended December 31, 2007 and 2006, respectively.  Our revenue for the three months ended December 31, 2007 reflected a foreign currency gain of $27,000 as compared to last year due to the increasing value of the British pound to the dollar.

During the three months ended December 31, 2007 our cost of revenues increased by 26% and our operating expenses increased 52% when comparedto the same period in the prior fiscal year. While higher third party software cost contributed slightly to the increase in our cost of revenues, the primary reason for the increase in cost of revenues and operating expenses was due to retention bonuses which totaled $536,000 to management and staff in connection with the purchase by ERP2 Holdings, LLC’s of Spescom Ltd’s majority shareholder position in the Company.

At December 31, 2007, our principal sources of liquidity consisted of $711,000 of cash, compared to $552,000 at September 30, 2007.

CRITICAL ACCOUNTING POLICIES

The consolidated financialstatements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities atthe date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant accounting policies which are most critical to aid in fully understanding and evaluating reported financial results include the following:

Revenue Recognition

The Company’s revenues are derived from sales of its document and configuration management systems that are primarily composed of software and services, and include maintenance, training and consulting services, and third party software and hardware. The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2 “Software Revenue Recognition,”  SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, Staff Accounting Bulletin (“SAB”) No. 101, updated by SAB’s 103 and 104 “Update of Codification of Staff Accounting Bulletins,”and Emerging Issues Task Force No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables.”  Revenue through the Company’s Value Added Resellers (“VARS”) are net of any VAR discount in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.”

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

The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition.  These factors include, but are not limited to:

·	The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract

·	Availability of products to be delivered

·	Time period over which services are to be performed

·	Creditworthiness of the customer

·	The complexity of customizations to the Company’s software required by service contracts

·	The sales channel through which the sale is made (direct, VAR, distributor, etc.)

·	Discounts given for each element of a contract

·	Any commitments made as to installation or implementation of “go live”dates

·	Acceptance criteria

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

Share-Based Payments

The Company recognizes share-based compensation expense as required by the Financial Accounting Standards Board (FASB) under the Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payments”(FAS 123R).  The Company adopted the provisions of FAS 123R on October 1, 2005, the first day of the Company’s fiscal year 2006. Share-based compensation cost is measured at the date of grant using the Black-Scholes option-pricing model, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The determination of the fair value of share-based payments on the date of grant using an option-pricing model is affected by our stock price as well as stock volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company has no awards with market or performance conditions. The valuation provisions of FAS123R apply to new awards and to awards outstanding on October 1, 2005 and subsequently modified or cancelled.

RESULTS OF OPERATIONS

The following table sets forth the condensed consolidated statement of operations expressed as a percentage of total revenue for the periods indicated:
	For the three months ended
	December 31,
	2007	2006
Revenues:
Licenses	30%	23%
Services and other	70%	77%
Total revenues	100%	100%

Cost of revenues:
Licenses	3%	2%
Services and other	33%	34%
Total cost of revenues	36%	36%

Gross profit	64%	64%

Operating expenses:
Research and development	20%	15%
Marketing and sales	26%	27%
General and administrative	28%	21%
Total operating expenses	75%	63%

Income (loss) from operations	(11)%	1%

Interest and other income	—	—
Interest and other expense	(4)%	(4)%

Net loss	(15)%	(3)%

Cumulative preferred dividends	(3)%	(4)%
Net loss available to common shareholders	(18)%	(7)%

Revenues

License Revenues
(in thousands)
	For the three months ended
	December 31,
	2007	2006	Change
License revenues	$640	$390	64%
Percentage of total revenues	30%	23%

License revenues increased by $250,000, or 64%, to $640,000 from $390,000 for the three months ended December 31, 2007 when compared to the same period a year agoprimarily due to greater sales of expansion software to our existing customers during the current quarter. The Company’s license revenues fluctuate from quarter to quarter, which is reflected by the increase in license sales in the current quarter relative to the same quarter in the prior year, during which there were a few large license sales.

Overall general economic conditions have weakened, however, we have continue to see demand for our products increase especially in the nuclear marketplace. The Company’s license revenues can fluctuate from quarter to quarter, based on the timing of customer orders due to the long sales cycle and changes in customers’ internal plans of the rollout of software licenses.

Although the Company has historically generated the majority of its revenues from its direct sales force, the Company has also established a network of third-party VARs, system integrators and OEMs who build and sell systems (with components or complete systems provided by the Company) that address specific customer needs within various industries, including those targeted directly by the Company.  Sales through indirect channels, which includes license and maintenance revenue, for the three months ended December 31, 2007 amounted to $179,000, or 8% compared to $127,000, or 7% for the same period in the prior year.  The increase in sales through indirect channels is primarily related to increased sales in Europe.

A small number of customers have typically accounted for a large percentage of the Company’s annual revenues. Entergy Operations, Inc. and Aker Kvaerner Business Partner AS accounted for 13% and 10%, respectively, of revenue for the three months ended December 31, 2007, while Constellation Energy Group and JEA accounted for17% and 14%, respectively, for the three months ended December 31, 2006.   The Company’s reliance on relatively few customers could have a material adverse effect on the results of its operations on a quarterly basis.

Services and Other Revenues
(in thousands)
	For the three months ended
	December 31,
	2007	2006	Change
Services and other revenues	$1,527	$1,337	14%
Percentage of total revenues	70%	77%

Services and other revenues are comprised of maintenance and non-maintenance services.  Non-maintenance services typically relate to business process studies, implementation of systems and training which vary with the level of license revenues while maintenance revenue is primarily dependent on customers renewing their annual maintenance support contracts.

Services and other revenues increased $190,000, or 14%, to $1,527,000 from $1,337,000 for the three months ended December 31, 2007 compared to the same period a year ago. The non-maintenance portion of service revenue increased by $84,000, or 15%, from $568,000 to $652,000 primarily due togreater sales of expansion services for existing customers during the current quarter.   Also in this quarter, maintenance revenue increased by $106,000, or 14%,from $769,000 to $875,000, primarily due to the increase in software license sales in fiscal year 2007.

We anticipate that service and other revenues will fluctuate primarily due to sales to new customers because they require more services that typically include a business process study, integration with other business systems and training.  In addition, service and other revenues will continue to fluctuate from quarter to quarter based on the timing of customer orders.

Cost of Revenues

Cost of License Revenues
(in thousands)
	For the three months ended
	December 31,
	2007	2006	Change
Cost of license revenues	$55	$38	45%
Percentage of total revenues	3%	2%

Cost of license revenues consists of costs associated with reselling third-party products and amortization of capitalized software development costs.

Cost of license revenues increased by $17,000, or 45%, from $38,000 to $55,000 for the three months ended December 31, 2007 compared to the same period a year ago. The increase is primarily due to an increase in the proportion of license revenue being attributed to third-party software products, which typically have a higher associated cost than the Company’s own proprietary software.  The increasein third-party costs resulted in aslightincrease in the gross profit percentage of license revenues to 91% for the three months ended December 31, 2007 as compared to 90% for the same period a year ago.

We expect the cost of license revenues to fluctuate based on fluctuations in license revenues and in customer requirements for third-party software products since the cost of meeting these customer requirements have the largest impact on cost of license revenues.

Cost of Services and Other Revenues
(in thousands)
	For the three months ended
	December 31,
	2007	2006	Change
Cost of services and other revenues	$725	$591	23%
Percentage of total revenues	33%	34%

Cost of services and other revenues consists primarily of personnel related costs in providing consulting services, training to customers and support.  It also includes costs associated with reselling third-party hardware and maintenance, which includes telephone support costs.

Cost of services and other revenues increased $134,000, or 23%, from $591,000 to $725,000 for the three months ended December 31, 2007 compared to the same period a year ago.  The increase was primarily due to higher personnel costs related to a retention bonus for management and staff in connection with the purchase by ERP2 Holdings, LLC of Spescom Ltd’s majority ownership of the Company. The higher personnel related costs resulted in a decrease in the gross profit from services and other revenue as a percentage of services and other revenues to 53% for the three months ended December 31, 2007 as compared to 56% for the same period a year ago.

We expect the cost of services and other revenues to fluctuate in absolute dollar amounts and as a percentage of total revenues as the related service revenue fluctuates.

Operating Expenses

Research and Development
(in thousands)
	For the three months ended
	December 31,
	2007	2006	Change
Research and development expenses	$433	$258	68%
Percentage of total revenues	20%	15%

Research and development expenses consist of salaries and benefits for software developers as well as an allocation of corporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

Research and development expenses increased by $175,000, or 68%, from $258,000 to $433,000 for the three months ended December 31, 2007 compared to the same period a year ago due to higher personnel costs related to a retention bonus for management and staff in connection with the purchase by ERP2 Holdings, LLC of Spescom Ltd’s majority ownership of the Company.  In addition, there were higher consultant fees of $48,000 for a temporary architect/developer to work on the integration of our eB product with the Microsoft Office SharePoint Server environment.

We believe that continued investment in research and development is a critical factor in maintaining our competitive position and we expect research and development costs to remain at the current levels in absolute dollar amounts in the next several quarters.

Marketing and Sales
(in thousands)
	For the three months ended
	December 31,
	2007	2006	Change
Marketing & sales expenses	$571	$460	24%
Percentage of total revenues	26%	27%

Marketing and sales expenses consist of salaries, cost of benefits, sales commissions and other expenses related to the direct salesf orce, as well as allocation of overall corporate expenses, calculated on the basis of headcount, related to items such as corporate insurance, facilities, telephone and other.

Marketing and sales expenses increased $111,000, or 24%, from $460,000 to $571,000 for the three months ended December 31, 2007 compared to the same period a year ago.  The increase is due primarily to higher personnel costs related to a retention bonus for management and staff in connection with the purchase by ERP2 Holdings, LLC of Spescom Ltd’s majority ownership of the Company.  In addition, there were higher consulting costs of $37,000 associated with the Company’s efforts to improve our communications and positioning in the marketplace when compared to the same period a year ago.

We expect marketing and sales expense to increase in absolute dollar amounts and as a percentage of total revenue in the current fiscal year.

General andAdministrative
(in thousands)
	For the three months ended
	December 31,
	2007	2006	Change
General and administrative expenses	$614	$368	67%
Percentage of total revenues	28%	21%

General and administrative expenses consist primarily of personnel costs for finance, information technology, human resources and general management, as well as outside professional services and an allocation of overallcorporate expenses, calculated on the basis of headcount, such as corporate insurance, facilities, telephone and other.

General and administrative expenses increased by $246,000, or 67%, from $368,000 to $614,000 for the three months ended December 31, 2007 compared to the same period a year ago.   The increase is due primarily to higher personnel costs related to a retention bonus for management and staff in connection with the purchase by ERP2 Holdings, LLC of Spescom Ltd’s majority ownership of the Company. In addition, there were higher legal and professional fees of $49,000 as a result of ERP2 Holdings, LLC's purchase.

We expect that general and administrative expenses will remain relatively constant in absolute dollars.

Interest and Other Expense
(in thousands)
	For the three months ended
	December 31,
	2007	2006	Change
Interest & other expense	$88,000	$63,000	40%
Percentage of total revenue	-4%	-4%

Interest expense and other expense consists primarily of fixed interest obligations on our outstanding debt to ERP2 Holdings, LLCas well as amortization of debt issuance cost and interest paid on capital lease obligations.  Interest expense was $88,000 and $63,000, respectively, for the three month periods ended December 31, 2007 and December 31, 2006. The increase in interest expense related primarily to debt issuance costs of $25,000 in connection with the extension in October 2007of the demand notes held by ERP2 Holding, LLC.

Cumulative Preferred Dividends
(in thousands)
	For the three months ended
	December 31,
	2007	2006	Change
Deemed preferred dividends	$66,000	$66,000	0%
Percentage of total revenue	-3%	-4%

The outstanding Series F Convertible Preferred Stock was entitled to receive dividends of 5% of the stated value of $1,000 per share per annum, payable on a quarterly basis in cash or common stock (valued on the basis of the average per share market value on the 30 trading days immediately prior to the date on which such dividend is declared by the Board of Directors).  Cumulative preferred dividends earned for both three month periods ended December 31, 2007 and December 31, 2006 were $66,000. Unpaid dividends accrue interest at the rate of 8% per annum.  As of December 31, 2007, unpaid dividends and accrued interest amounted to $1,124,000 and $199,000, respectively.  In January 2008, the Company issued 20,832,498 shares of common stock of the Company in payment for all accrued dividends and interest owed based on a fair value of $0.06 per share.

The outstanding Series I Convertible Preferred Stock (“Series I Preferred Stock”) was entitled to receive dividends of 6.75% of the stated value of $1,000 per share per annum, payable on a monthly basis in cash or common stock accrued through the July 10, 2006 effective date of the registration statement filed by the Company that included the common stock issuable under the Series I Preferred Stock.  There were no cumulative preferred dividends earned for the three–month periods ended December 31, 2007 and 2006. Unpaid dividends did not accrue interest.  On October 26, 2007, the Company issued 358,809 shares of common stock of the Company in payment of accrued dividends totaling $55,000 based on a fair value of $0.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, our principal sources of liquidity consisted of $711,000 of cash and cash equivalents compared to $553,000 at September 30, 2007. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, reductions in capital expenditures by our customers and intense competition, among other factors.

ERP2 Holdings, LLC (“ERP2’) purchased the two demand notes held by Spescom Ltd. (the “Old Notes”) on October 10, 2007, (see Note 3 – Certain Transactions Involving ERP2 Holdings, LLC).  The outstanding balance owed to ERP2 under the Old Notes, including interest was $693,000 at December 31, 2007 as compared to $676,000 owed to Spescom Ltd. at September 30, 2007.  On January 31, 2008, the Company and ERP2 entered into amendments to the Old Notes that provide, among other things, for (A) the extension of the maturity dates of such notes until January 31, 2010 and (B) a right of ERP2 to accelerate the indebtedness represented by such notes upon an event of default under the New Note (as defined in the following paragraph), provided that no such acceleration may occur prior to September 30, 2008.  The Old Notes, as amended, bear interest at 10% per annum, payable upon maturity, provided that, in the event any payment due under either of such notes is not made within 15 days of its due date, the interest on such overdue amount will increase to 13% per annum.

In addition to the amendments to the Old Notes, on January 31, 2008 the Company issued to ERP2 a secured promissory note (the “New Note”) in the principal amount of up to $1,500,000 with a maturity date of January 31, 2010.  The disbursement of $300,000 of such principal amount occurred on January 31, 2008.  Disbursement of the remaining $1,200,000 of such amount is subject to completion of all actions required to be completed by the Company in order to effectuate a 1000-to-1 reverse split of the Company’s common stock and the deregistration of the Company’s common stock under the Securities Exchange Act of 1934.  Events of default under the New Note include, among others, any failure of the Company to complete such actions by April 30, 2008. The New Note bears interest at 10% per annum (plus, upon the occurrence and continuation of an event of default, an additional 3% per annum ), payable quarterly in arrears in cash, or, at the Company’s option, in kind, capitalized as additional principal.  The New Note contains certain affirmative and negative covenants, including a covenant that the Company’s consolidated EBITDA (as defined in the New Note) for each of certain periods of four consecutive fiscal quarters will meet or exceed the applicable minimum amount set forth in the New Note.

Cash provided by operating activities was $185,000 during the three months ended December 31, 2007 related to the increase in accounts payable, accrued liabilities, and deferred revenue of $705,000, and offset by our net loss for the current quarter of $316,000, and reductions in accounts receivable of $295,000 and other asset of $17,000.  The operating loss was adjusted for non-cash activities of $138,000 comprised primarily of $46,000 in depreciation and amortization, $31,000 for the FAS 123R period charge for employee stock options, $60,000 in unpaid interest on notes payable, and $1,000 in gain on disposal of assets.   Cash provided by operating activities was $1,225,000 during the three months ended December 31, 2006 related to the increase in deferred revenue of $2,258,000 primarily due to payment of $2,000,000 relating to a large license and development transaction with Aveva Solutions Limited in October 2006, offset by reductions in accounts payable of $456,000, in a payable to Spescom Ltd. of $359,000 and in accrued liabilities of $244,000, and by a net loss during the quarter of $51,000.  The operating loss was adjusted for non-cash activities of $144,000 comprised primarily of $46,000 in depreciation and amortization, $42,000 for FAS 123R period charge for employee stock options, and $56,000 in unpaid interest on notes payable.

Cash used in investing activities was $11,000 and $5,000 for the three month periods ended December 31, 2007 and 2006, respectively, in each case for purchases of property and equipment consisting primarily of computer equipment and internally used software.

Cash used in financing activities was $42,000 for the three months ended December 31, 2007 with $30,000 in legal costs related to new note issued to ERP2 Holdings, LLC.
The balance of $12,000 was for payments on capital lease obligations.  Cash used in financing activities was $10,000 for the three months ended December 31, 2006 for payments on capital lease obligations.

The Company believes its capital requirements will continue to vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and third party products and receivables management.  The future liquidity of the Company will depend on its receipt from ERP2 of the remaining $1,200,000 of the maximum principal amount under the New Note and on the Company’s ability to generate new system sales of its eB product suite in the near term, which, in either case cannot be assured.  Management believes that the Company’s current cash and receivables and cash that may be generated from operations and received from ERP2 pursuant to the New Note, will be sufficient to meet its short-term needs for working capital for at least the next year.  However, if the Company were to fail to maintain compliance with the covenants under the New Note or otherwise default under the New Note and ERP2 were to call the New Note, the Company could lack sufficient funds to continue operations in the absence of a further financing.  Future equity financings, if available to the Company, would be dilutive to the existing holders of the Company’s common stock.  Future debt financing, if available to the Company, would likely involve restrictive covenants and other terms adverse to the Company.

Off-Balance Sheet Arrangements

At December 31, 2007 and September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations and other commitments at December 31, 2007, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Amount of Commitment Expiring by Period
	Total	Less
		Than	1-3	3-5	Over 5
		1 Year	Years	Years	Years
Notes and Accounts Payable to
ERP2 Holdings, LLC	$693,000	—	$693,000	—	—
Lease commitments – Operating Leases	1,069,000	254,000	524,000	$291,000	—
Lease commitments – Capital Leases	96,000	31,000	37,000	28,000	—
Total	$1,858,000	$285,000	$1,254,000	$319,000	—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company does not use derivative financial instruments in its investment portfolio. The Company places its investment with high quality issuers and follows internally developed guidelines to limit the amount of credit exposure to any one issuer. Additionally, in an attempt to limit interest rate risk, the Company follows guidelines to limit the average and longest single maturity dates. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default, market and reinvestment risk. As of December 31, 2007 and September 30, 2007, the Company did not have any investments in money market accounts.

Foreign Currency Exchange Risk

The Company’s geographic markets are primarily in the United States and Europe, with some sales in other parts of the world. For the three months ended December 31, 2007, revenues recorded in the United States were 59% of total revenues, while revenues from Europe and other locations were 41% of total revenues. This compares to 72% and 28% for the same period a year ago.

Revenues from our United Kingdom subsidiary can fluctuate from quarter to quarter based on the timing of customer orders.  The increase in revenue for the three months ended December 31, 2007 versus the same period in the prior year was increased by a foreign currency gain of $27,000 due to a weaker dollar value compared to the British pound.  Changes in foreign currency rates, the condition of local economies, and the general volatility of software markets may result in a higher or lower proportion of foreign revenues in the future. Although the Company’s operating and pricing strategies take into account changes in exchange rates over time, future fluctuations in the value of foreign currencies may have a material adverse effect on the Company’s business, operating results and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, we have concluded that as of December 31, 2007, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules andforms and (ii) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the last fiscal quarter,there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 —LEGAL PROCEEDINGS

The Company is involved from time to time in litigation arising in the normal course of business. Management believes that any liability with respect to such routine litigation, individually or in the aggregate, is not likely to be material to the Company’s consolidated financial position or results of operations.

ITEM 1A –RISK FACTORS

The Company will be controlled by ERP2 Holdings, LLC as long as it is entitled to a majority of the votes eligible to be cast in the election of directors.

As of February 1, 2008, ERP2 Holdings, LLC ("ERP2"), by virtue of its ownership of common stock and Series F Preferred Stock, was entitled to 52,044,734, or 70%, of the total number of votes eligible to be cast in the election of directors.  ERP2 therefore currently has the ability to elect a majority of the Company’s board of directors and to remove the entire board of directors, with or without cause, without calling a special meeting.  Moreover, even if the percentage of the voting power of the voting securities of the Company held by ERP2 were to drop below 50%, it is likely that ERP2 would have sufficient votes to retain control of the Company.  As a result, ERP2 will likely continue to control all matters affecting the Company, including but not limited to:

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

At February 1, 2008, the Company owed, including accrued but unpaid interest, an aggregate amount of $999,000 to ERP2 Holdings, LLC ("ERP2") under three promissory notes, each with a maturity date of January 31, 2010.  Of such amount, $300,000 was owed under a promissory note issued to ERP2 on January 31, 2008 (the “New Note”) and $699,000 was owed under two promissory notes acquired by ERP2 from Spescom Ltd. in October 2007 and amended concurrently with issuance of the New Note (the “Old Notes”).  Interest accrues on such debt at an annual interest rate of 10%, and such debt is secured by a security interest in favor of ERP2 on all of the Company’s assets.

The New Note provides for a maximum principal amount of $1,500,000, of which $300,000 was disbursed concurrently with its issuance.  Disbursement of the remaining $1,200,000 of such amount is subject to completion of all actions required to be completed by the Company in order to effectuate a 1000-to-1 reverse split of the Company’s common stock and the deregistration of the Company’s common stock under the Securities Exchange Act of 1934.  Events of default under the New Note include, among others, any failure of the Company to complete such actions by April 30, 2008.  ERP2 is entitled to accelerate the indebtedness represented by the New Note and the Old Notes upon any event of default under the New Note, provided that no such acceleration of the indebtedness represented by the Old Notes may occur prior to September 30, 2008.

If the Company is unable to generate sufficient cash flow from its operations, secure funds from the capital markets or lenders or restructure its debt to ERP2 prior to the time that the debt under the New Note and the Old Notes becomes due, the Company will become insolvent.

Financing to fund the Company’s future capital requirements may not be available on favorable terms or at all.

The Company issued to ERP2 Holdings, LLC ("ERP2") on January 31, 2008 a promissory note in the maximum principal amount of $1,500,000, of which $300,000 was disbursed on the date of issuance and, as discussed above, $1,200,000 is subject to disbursement only upon satisfaction of certain conditions.  The Company, however, may need financing in the future in addition to any further funding received from ERP2 under such promissory note, and such financing may not be available on favorable terms or at all from any source.

The Company believes its capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in its operating results, financing activities, and investments and third party products and receivables management.  The Company’s future liquidity will depend on financing from ERP2 and its ability to generate new system sales of its eB product suite in the near term, which cannot be assured.  Failure to generate sufficient system sales to meet the Company’s cash flow needs can be expected to have a material adverse effect on the Company’s business, results of operations, and financial condition.  Management believes that the Company’s current cash and receivables, as well as additional cash that may be generated from operations and received from ERP2 under the above-referenced promissory note, will be sufficient to meet its short-term needs for working capital.  However, the Company may not be able to obtain sufficient orders to enable the Company to achieve a sustained break-even level of cash flow, which would be necessary to continue operations in the absence of further financing.  Future equity financings would be dilutive to the existing holders of the Company’s common stock.  Future debt financings could involve restrictive covenants.  Moreover, the Company may not be able to attract equity or debt financing at all.

The Company has issued a promissory note to ERP2 Holdings, LLC that contemplates the consummation of a 1000-to-1 reverse split of the Company’s common stock; in the event the reverse split is consummated, (i) certain shareholders will receive a cash payment in exchange for some or all of their common shares; (ii) the trading liquidity of the common shares could be adversely effected;  (iii) the total market capitalization of the common shares after the reverse stock split may be lower than the total market capitalization before the reverse stock split; (iv) the market price of the common shares may become subject to greater declines on a percentage basis; and (v) some shareholders may consequently own “odd lots” requiring higher transaction costs to sell.

The Company has issued to ERP2 Holdings, LLC ("ERP2") a promissory note in the maximum principal amount of $1,500,000, of which $1,200,000 is subject to disbursement only upon completion of all actions required to be completed by the Company in order to effectuate a 1000-to-1 reverse split of the Company’s common stock (as well as the subsequent deregistration of the Company’s common stock under the Securities Exchange Act of 1934).  In the event the Company fails to complete such actions prior to April 30, 2008, an event of default will exist under the promissory note.  ERP2 possesses sufficient voting power to ensure the requisite shareholder approval of such reverse stock split.

In the event the reverse split contemplated by the promissory note is consummated, each shareholder will be entitled to receive that number of post-split common shares calculated by dividing their pre-split common share holdings by 1,000 and rounding down to the nearest whole number.  If the total number of pre-split common shares that a shareholder holds is not evenly divisible by 1,000, the shareholder will receive cash equal to the fraction of a post-split common share that the shareholder otherwise would have been entitled to receive, multiplied by a value determined by the Company’s board of directors to represent the approximate market value of 1,000 common shares prior to consummation of the split.

Consummation of the reverse stock split would reduce the number of issued and outstanding shares of the Company’s common stock by a factor of one-thousand.  Such reduction could lead to reduced trading volume of and a smaller number of market makers for the common shares, thereby adversely affecting the trading liquidity of the common shares.

In the event the reverse stock split is consummated, there can be no assurances that the market price of the Company’s common shares after the reverse stock split will increase in proportion to the reduction in the number of common shares issued and outstanding before the reverse stock split.  For example, based on the closing price on the OTC Bulletin Board of the Company’s common shares on February 1, 2008 of $0.02 per share, if the reverse stock split is consummated, there can be no assurances that the post-split market price of the Company’s common shares would be at least $20.00 per share.  Accordingly, the total market capitalization of the Company’s common shares after the proposed reverse stock split may be lower than the total market capitalization before the proposed reverse stock split.  Furthermore, if the reverse stock split is consummated and the market price of the Company’s common shares subsequently declines, the percentage decline may be greater than would occur in the absence of the reverse split.

In the event the reverse stock split is consummated, some shareholders may consequently own less than 100 shares of the Company’s common stock.  A purchase or sale of less than 100 shares (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers. Therefore, those shareholders who own less than 100 common shares following the reverse stock split may be required to pay higher transaction costs if they should determine to sell their shares.

The Company has issued a promissory note to ERP2 Holdings, LLC that contemplates the deregistration of the Company’s common stock under the Securities Exchange Act of 1934; in the event the deregistration is consummated, (i) the Company  will no longer make public filings under the Securities Exchange Act of 1934 and (ii) the Company’s common stock will no longer be eligible for trading on the OTC Bulletin Board, and there may cease to be any public market for the Company’s common stock.

The Company has issued to ERP2 Holdings, LLC ("ERP2") a promissory note in the maximum principal amount of $1,500,000, of which $1,200,000 is subject to disbursement only upon completion of all actions required to be completed by the Company in order to effectuate the deregistration of the Company’s common stock under the Securities Exchange Act of 1934 (the “Exchange Act”) (as well as a 1000-to-1 reverse split of the Company’s common stock, contemplated to occur prior to such deregistration).  In the event the Company fails to complete such actions prior to April 30, 2008, an event of default will exist under the promissory note.

In the event the deregistration contemplated by the promissory note is consummated, the Company will no longer be subject to public reporting requirements under the Exchange Act, including any requirements to file annual reports on Form 10-K, quarterly reports on Form 10-Q, or current reports on Form 8-K.  Consequently, following any such deregistration, there will not be made available to the public current financial or other information concerning the Company, except such information, if any, as the Company may choose to voluntarily disclose or be required to disclose pursuant to applicable legal requirements.

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

On September 30, 2003, the Company issued 5,291 shares of Series F Preferred Stock with a stated value of $1,000 per share in consideration of the cancellation of $5,291,000 of certain debt.  The Series F Preferred Stock is convertible into the Company’s common stock at a stated conversion price of $0.45 per share, subject to certain anti-dilution provisions.  As a result of these anti-dilution provisions and the issuance of the Series I Convertible Preferred Stock, the conversion price has been adjusted to $0.39 per share. Upon conversion of the Series F Preferred Stock at the $0.34 per share conversion price, 15,561,765 shares of the Company’s common stock is issuable based on the stated value of the Series F Preferred Stock.  In addition, upon such conversion, shares of the Company’s common stock are issuable based on any unpaid accrued dividends and interest thereon related to the Series F Preferred Stock as of such date. As of February 14, 2008, there were no such unpaid accrued dividends and interest owed.  Conversion of the Series F Preferred Stock may occur at the option of the holder until September 30, 2008.  On that date, any outstanding Series F Preferred Stock not previously converted will be converted automatically.  Conversion of the Series F Preferred Stock will result in substantial dilution to common shareholders.

Future sales of common stock by the Company’s shareholders, including investors in future offerings and ERP2 Holdings, LLC, could adversely affect the Company’s stock price.

ERP2 Holdings, LLC (“ERP2”), as of February 1, 2008 holds 69,220,705 shares of the Company’s common stock on a fully diluted basis.  In addition, as detailed below, ERP2 is anticipated to become entitled to receive warrants with a per share exercise price of $0.08 for the purchase of the number of shares of common stock equal to the greater of (A) 26,735,508 shares of common stock and (B) 20% of the fully diluted outstanding common stock as of the date of issuance of such warrants.  If ERP2, from time to time in the future, sells the shares of common stock that it holds or may acquire, the Company’s stock price may be adversely affected.

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

As of February 1, 2008, the Company had outstanding stock options to purchase approximately 5,755,250 shares of common stock and warrants to purchase approximately 19,877,823 shares of common stock including a warrant to purchase 17,175,971 shares of common stock at a per share exercise price of $0.08 issued to ERP2 Holdings, LLC ("ERP2").   If such options and warrants are exercised for all or a substantial number of the shares of common stock issuable thereunder, shareholders could suffer significant dilution.

The Company has issued to ERP2 a promissory note in the maximum principal amount of $1,500,000, of which $1,200,000 is subject to disbursement only upon completion of all actions required to be completed by the Company in order to effectuate a 1000-to-1 reverse split of the Company’s common stock and the deregistration of common stock under the Securities Exchange Act of 1934.  The promissory note provides that, no later than the date of such disbursement of $1,200,000, the Company will issue to ERP2 warrants with a per share exercise price of $0.08 for the purchase of the number of shares of common stock equal to the greater of (i) 26,735,508 shares of common stock and (ii) 20% of the fully diluted outstanding common stock as of the date of such issuance.  In theevent such warrants are issued and subsequently exercised for all or a substantial number of the shares of common stock issuable thereunder, shareholders could suffer significant dilution.

 ITEM 6 — EXHIBITS

10.1	Letter agreement between Enterprise Informatics Inc. and ERP2 Holdings, LLC, dated October 22, 2007 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 26, 2007).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Alan Kiraly	Director and Chief Executive Officer	February 14, 2008
Alan Kiraly	(Principal Executive Officer)

/s/ John W. Low	Chief Financial Officer and Secretary	February14, 2008
John W. Low	(Principal Financial and Accounting Officer)