Form 10-Q/A
period 2007-12-31
Enterprise Informatics Inc
filed 2008-02-19
CIK 813747

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES       ☐              NO       ☒
Number of shares of Common Stock outstanding at February 19, 2008:  58,694,730

EXPLANATORY NOTE

On February 14, 2008, Enterprise Informatics Inc. (the “Registrant”) filed its Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (the “Quarterly Report”).  This Amendment No. 1 to the Quarterly Report is being filed to include, as Exhibit 32.1 hereto, the certification of the Registrant’s Chief Executive Officer and Chief Financial Officer with respect to the Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (“Section 1350”).  The Registrant inadvertently omitted such certification from the Quarterly Report and inadvertently included in the Quarterly Report, instead of such certification, the certification of the Registrant’s Chief Executive Officer pursuant to Section 1350 that was included with Amendment No. 1 on Form 10-K/A to the Registrant’s Annual Report on Form 10-K for the period ending September 30, 2007.  In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, included herewith (i) as Exhibits 31.1 and 31.2, respectively, are new certifications of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and (ii) as Exhibit 32.2, is a new certification of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

PART II. OTHER INFORMATION

ITEM 6 — EXHIBITS
31.1
Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 19, 2008.

31.2
Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 19, 2008.

32.1
Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 14, 2008.

32.2
Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 19, 2008.